Form 10-K
period 2018-06-24
CREE INC
filed 2018-08-20
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2018
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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 22, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,728,836,361 (based on the closing sale price of $37.33 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 16, 2018 was 101,758,035.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 22, 2018 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 24, 2018

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

PART I

Item 1. Business
Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductor products for power and radio-frequency (RF) applications, lighting-class light emitting diode (LED) products, and lighting products. Our products are targeted for applications such as transportation, power supplies, inverters, wireless systems, indoor and outdoor lighting, electronic signs and signals and video displays. As discussed more fully below, we operate in three reportable segments: Wolfspeed, LED Products, and Lighting Products.
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
Our LED Products segment's products consist of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.
Our Lighting Products segment's products primarily consist of LED lighting systems and lamps. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, California, Arkansas and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arizona, Arkansas, California, Wisconsin, India, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.
Recent Developments
None.
Reportable Segments
Our three reportable segments are:

•	Wolfspeed

•	LED Products

•	Lighting Products
Reportable segments are components of an entity that have separate financial data that the entity’s Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. Our CODM is the Chief Executive Officer.
For further information about our reportable segments, please refer to Note 15, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.
Products by Reportable Segment
Wolfspeed Segment
Wolfspeed revenue was $328.6 million, $221.2 million, and $176.3 million, representing 22%, 15% and 11% of our revenue for the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively. Wolfspeed gross profit was $158.5 million, $103.5 million and $94.6 million and gross margin was 48%, 47% and 54% for the fiscal years 2018, 2017 and 2016, respectively.
Our Wolfspeed segment includes SiC materials, power devices and RF devices.

SiC Materials
Our SiC materials products consist of crystals, bare and epitaxial wafers. Our SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstones and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and power devices.
Power Devices
Our power device products consist of SiC Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs), power modules and gate driver boards. Our SiC power products provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Power products are sold primarily to customers and distributors for use in applications such as electric vehicles, including charging infrastructure, server power supplies, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.
RF Devices
Our RF devices consist of GaN die, high-electron mobility transistors (HEMTs), monolithic microwave integrated circuits (MMICs), and laterally diffused MOSFET (LDMOS) power transistors that are optimized for next generation telecommunications infrastructure, military and other commercial applications. Our RF devices are made from Si, SiC and GaN and can provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. We also provide custom die manufacturing for GaN HEMTs and MMICs that allow a customer to design its own custom RF circuits to be fabricated by us, or have us design and fabricate products that meet their specific requirements.
During fiscal 2018, we expanded our RF product offerings through the acquisition of certain assets of Infineon Technologies AG (Infineon) Radio Frequency Power Business (RF Power) as discussed in Note 4, "Acquisition", in our consolidated financial statements included in Part II, Item 8 of this Annual Report.
LED Products Segment
LED Products revenue was $596.3 million, $550.3 million and $551.2 million representing 40%, 37%, and 34% of revenue for the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively. LED Products gross profit was $157.9 million, $151.7 million and $173.8 million and gross margin was 26%, 28% and 32% for the fiscal years 2018, 2017 and 2016, respectively.
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

In 2018, Cree formed a joint venture, Cree Venture LED Company Limited (Cree Venture LED), with San'an Optoelectronics Co., Ltd. (San'an) to sell mid-power LED components. These mid-power components are focused on indoor general illumination applications where customers are more price sensitive.
Lighting Products Segment
Lighting Products revenue was $568.8 million, $701.5 million, and $889.1 million, representing 38%, 48%, and 55% of our revenue for the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively. Lighting Products gross profit was $108.9 million, $196.2 million and $238.2 million and gross margin was 19%, 28% and 27% for the fiscal years 2018, 2017 and 2016, respectively.
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
Financial Information about Geographic Areas of Customers and Assets
We derive a significant portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long-lived assets, please see Note 15, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, tariffs, application of import/export laws and regulations and other risks described further in Item 1A, “Risk Factors,” of this Annual Report.
Research and Development
We invest significant resources in research and development. Our research and development activity includes efforts to:

•	develop higher power diodes/switches and higher power/linearity RF devices;

•	increase the quality, performance and diameter of our substrate and epitaxial materials.

•	continually improve our manufacturing processes;

•	develop brighter, more efficient and lower cost LED chip and component products;

•	create new, and improve existing, LED components; and

•	improve existing LED lighting products and develop new LED lighting systems and related controls.
When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. Research and development expenses were $164.3 million, $158.5 million and $168.8 million for the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively. For further information about our research and development, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Sales and Marketing
We continue to make investments to expand our sales, marketing, technical applications support, and distribution capabilities to further enable new and existing customers to implement our power, RF, and LED technology into their products and sell our lighting products. We also continue to make investments to promote and build market awareness of the Cree brand. Our sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.

Customers
We have historically had one key customer who represented more than 10% of our consolidated revenue. In fiscal 2018, revenue from Arrow Electronics, Inc. (Arrow), a global distributor, accounted for 13% of our total consolidated revenue. In fiscal 2017, revenue from Arrow accounted for 12% of our total consolidated revenue. In fiscal 2016, revenue from Arrow accounted for 10% of our total consolidated revenue. Arrow is a customer of our Wolfspeed and LED Products segments. For further discussion regarding customer concentration, please see Note 16, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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
Seasonality
Our Wolfspeed segment is not generally subject to seasonality. Our LED Products segment historically has experienced, and in the future may experience, seasonally lower sales during our fiscal third quarter due to the Chinese New Year holiday. Our Lighting Products segment historically has experienced, and in the future may experience, seasonally lower lighting fixture sales due to winter weather, impacting our fiscal second and third quarters. In addition, the retail lighting industry has historically had seasonally lower sales of light bulbs in the summer, which has impacted our fiscal fourth quarter and which may impact our fiscal first quarter.
Our sales also vary based on other factors such as customer demand and government regulation.
If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.
Backlog
Our backlog at June 24, 2018 was approximately $567.2 million, compared with a backlog of approximately $453.7 million at June 25, 2017. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period. Additionally, our June 24, 2018 backlog contained $24.1 million of research contracts signed with the U.S. Government, for which approximately $14.3 million had not been appropriated as of the last day of fiscal 2018. Our June 25, 2017 backlog contained $36.3 million of research contracts signed with the U.S. Government, for which approximately $29.5 million was not appropriated as of the last day of fiscal 2017. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.
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

Wolfspeed Segment
SiC Materials
We have continued to maintain our well-established leadership position in the sale of SiC bulk material, SiC wafer and SiC and GaN epitaxy products.  As market adoption of the technology grows with rapidly expanding power and RF device designs, we are experiencing increased competition from companies such as Dow Corning, II-VI Advanced Materials, SiCrystal and Showa Denko.  We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.
Power Devices
Our SiC-based power devices compete with SiC power semiconductor solutions offered by Infineon, Microsemi Corporation (Microsemi), Mitsubishi Electric Corporation (Mitsubishi), Rohm Co. Ltd., ON Semiconductor, and STMicroelectronics, Inc. (ST). Our SiC products also compete with other Si semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
RF Devices
Our RF devices compete with Ampleon, M/A-COM Technology Solutions Inc. (MACOM), Microsemi, Mitsubishi, NXP Semiconductor (NXP), Sumitomo Electric Device Innovations, Inc. and Qorvo, Inc. which all offer competing RF products and solutions. Our products also compete with a variety of companies offering silicon and GaAs-based products. Our products compete in the RF semiconductor market on the basis of reliability, performance, design predictability and overall system price.
LED Products Segment
Our LED Products segment’s primary competitors are Nichia Corporation (Nichia), OSRAM Opto Semiconductors GmbH (OSRAM), Samsung LED Company (Samsung), Seoul Semiconductor (SSC), Lumileds Holdings B.V. (Lumileds), and Nationstar.
LED Chips
The primary competition for our LED chip products comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia to be a competitor because it sells LED chips to a select number of LED packaging companies and it sells packaged LEDs that most often compete directly with packaged LEDs made and sold by our chip customers. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs. There are many other LED chip producers who sell blue, green and white LED chip products, including OSRAM, Epistar Corporation and San'an. These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED products.
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
LED Components
The market for lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights); color changing architectural lighting; signs and signals; and transportation. Nichia, OSRAM, Lumileds, MLS, Everlight, SSC and Samsung are the main competitors in these markets. These companies sell LED components that compete indirectly with our target customers for LED chips and compete directly with our XLamp LED components and LED modules. There are a large number of other companies, primarily based in Asia, that offer products designed to compete both directly and indirectly with our LED components in lighting and other applications. We are positioning our XLamp LED components and LED modules to compete in this market based on performance, price and usability.
Our high-brightness LED components compete with a larger number of companies around the world in a variety of applications including signage, video, transportation, gaming and specialty lighting. We are positioning our high-brightness LED components to compete in this market based on performance, price, availability and usability.
Lighting Products Segment

Our Lighting Products segment currently faces competition from lighting fixture companies and lamp manufacturers. Lighting companies such as Acuity Brands, Inc., the Cooper Lighting division of Eaton Corporation plc, General Electric Company, Hubbell Incorporated, Signify N.V. (formerly Philips Lighting) and OSRAM are the main competitors in this market, but there are also many small and medium sized lighting competitors.
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
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 24, 2018, we owned or were the exclusive licensee of 2,249 issued U.S. patents and approximately 3,261 foreign patents with various expiration dates extending up to 2041. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.
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
Employees
As of June 24, 2018, we employed 6,796 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights.

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
Our future success may depend on our ability to deliver new, higher performing and/or lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure volume purchase orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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

•
manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, or our logistics operations;

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

While we intend to continue to focus on managing our costs and expenses, we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. For example, during calendar 2018 we target converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.

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

•
loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines or due to regulatory actions taken by governmental agencies;

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

•
reliance on a transaction counterparty for transition services for an extended period of time, which may result in additional expenses and delay the integration of the acquired business and realization of the desired benefit of the transaction;

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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs from China or such other countries in response, may negatively impact demand and/or increase the cost for our products.
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
For example, the United States tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response may negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
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
We expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure, could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, the U.S. Government's April 2018 export ban on Chinese technology company ZTE (lifted in July 2018) reduced our revenue and profit in at least the near term. If the U.S. Government reinstates the ban, it would reduce company revenue and profit related to that customer at least in the short term and could have a potential longer-term impact. Additionally, like many global manufacturers, we are in the process of addressing the short-term and potential long-term impact of the United States tariffs imposed on Chinese goods and corresponding Chinese tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For example, our Wolfspeed business is currently experiencing demand in excess of our production capacity, which is resulting in longer manufacturing lead times to customers as we manage our constrained capacity. While we began making significant investments in fiscal 2016 to expand our materials, power and RF device capacity and continue to do so, these investments take time to be delivered, installed and become fully qualified. As a result, we may be unable to build or qualify such new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand.  This could result in lower margins and adversely impact our business and results of operations.  Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
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
We typically recognize revenue on products sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Certain distributors have limited rights to return inventory under stock rotation programs and have limited price protection rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change or we make changes to our distributor roster, we may have to revise our estimates and incur additional costs, and our gross margins and operating results could be adversely impacted.
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
The markets for our products are highly competitive. In the semiconductor market, we compete with companies that have greater market share, name recognition and/or technical resources than we do. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. In the lighting market, we compete with companies that manufacture and sell traditional and LED lighting products, many of which have larger and more established sales channels. Competitive pricing pressures remain a challenge and continue to accelerate the rate of decline in our sales prices, particularly in our LED Products segment. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.

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
We will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand, such as exists in the current LED market, the LED market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for lighting and LEDs in certain markets. There are also technologies, such as organic LEDs (OLEDs), which could potentially reduce LED demand, thereby impacting the overall LED market.
We depend on a limited number of customers, including distributors and retailers, for a substantial portion of our revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.
We receive a significant amount of our revenue from a limited number of customers, including distributors and retailers, one of which represented 13% of our consolidated revenue in fiscal 2018. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. In the case of retailers, these customers may alter their promotional pricing; increase promotion of competitors' products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Our revenue in our Wolfspeed and LED Products segments depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, power, RF and lighting products or systems using our substrates, die, components or modules. Even if our customers are able to develop and produce products or systems that incorporate our substrates, die, components or modules, there can be no assurance that our customers will be successful in marketing and selling these products or systems in the marketplace.
As a result of our continued expansion into new markets, we may compete with existing customers who may reduce their orders.
Through acquisitions and organic growth, we continue to expand into new markets and new market segments. Many of our existing customers who purchase our Wolfspeed substrate materials or LED products develop and manufacture products using those wafers, die and components that are offered into the same lighting, power and RF markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our Wolfspeed substrate materials or LED products. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the fourth quarter of fiscal 2018 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to this Annual Report.

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
We closely monitor the performance of our reporting units and perform ongoing assessments of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets. Based on the updating of our long-range business strategy that we announced February 26, 2018, we performed an impairment test in connection with the preparation of our financial statements for the period ended March 25, 2018. From this testing, we concluded that we had an impairment of our Lighting Products reporting unit intangible assets as of March 25, 2018. As a result, we recorded a $247.5 million goodwill impairment charge during the fiscal quarter ending March 25, 2018.
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
Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. In addition, we are subject to data privacy, protection and security laws and regulations, including the European General Data Protection Act (GDPR) that governs personal information of European persons, which became effective on May 25, 2018. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber-security breach. However, a breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock.

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

•
changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 (the Tax Legislation);

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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $22.21 to a high of $49.95 during the 12 months ended June 24, 2018. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address such as electric vehicles and LED lighting, the ramp up of our Wolfspeed business, the potential or perceived potential impact of tariffs, and the expectations around our Lighting Products business recovery may have a dramatic effect on our stock price.
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
Our indebtedness currently consists of borrowings from our revolving line of credit. We may also incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our currently outstanding indebtedness under our line of credit and any additional debt we incur in the future is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
The level of our outstanding debt may adversely affect our operating results and financial condition by, among other things:

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. Our most recent disclosure regarding our due diligence was filed in May 2018 for calendar year 2017. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The table below sets forth information with respect to our significant owned and leased facilities as of June 24, 2018. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

		Size (approximate gross square footage)
Location	Segment Utilization[1]	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	All	999,170	520,354	14,037	464,779	—
Research Triangle Park, NC	1	203,995	91,063	62,855	50,077	—
Racine, WI	3	802,845	160,000	418,000	224,845	—
Huizhou, China	2	823,951	332,271	116,568	41,764	333,348
Total owned		2,829,961	1,103,688	611,460	781,465	333,348

Leased Facilities
Durham, NC	3	80,600	—	80,600	—	—
Morgan Hill, CA	1	83,828	54,488	—	29,340	—
Pleasant Prairie, WI	3	147,877	—	145,477	2,400	—
Fayetteville, AR	1	31,341	18,771	—	12,570
Sesto Fiorentino, Italy	2,3	63,670	20,672	24,998	18,000	—
Hong Kong	All	35,811	—	10,020	24,602	1,189
Misc. manufacturing, sales and support offices	All	111,397	3,002	15,352	93,043	—
Total leased		554,524	96,933	276,447	179,955	1,189

Total gross square footage		3,384,485	1,200,621	887,907	961,420	334,537
1 Segments listed in the “Segment Utilization” column above are identified as follows: 1) Wolfspeed; 2) LED Products and 3) Lighting Products.
In the United States, our corporate headquarters as well as our primary research and development and manufacturing operations are located at the Durham, North Carolina facilities that we own. These Durham facilities sit on 149 acres of land that we own. Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina, which sits on 55 acres of land that we own, and a leased facility in Morgan Hill, California. Domestically, our lighting products are primarily produced at our owned facility in Racine, Wisconsin, which sits on 33 acres of land that we own.
LED products are produced at our owned manufacturing facilities located in Huizhou, Guangdong Province, China. We also own dormitories for housing our Chinese employees near and adjacent to the owned manufacturing facilities. The owned manufacturing facilities, dormitories, and support buildings are located on land that is leased from the Chinese government through two leases. The first land lease is for 12 acres that expires in June 2057 and supports the manufacturing facilities. The second land lease is for 5 acres that expires in December 2082 and is used for dormitory buildings.
We also maintain manufacturing, sales and support offices, through our subsidiaries, in leased office premises in North America, Asia, and Europe.
Item 3. Legal Proceedings
The information required by this item is set forth under Note 14, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report, and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the Nasdaq Global Select Market and is quoted under the symbol CREE. There were 304 holders of record of our common stock as of August 16, 2018. The following table sets forth, for the quarters indicated, the high and low closing sales prices as reported by Nasdaq.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$26.51	$22.21	$28.98	$23.19
Second Quarter	39.63	26.20	27.58	21.12
Third Quarter	43.21	32.00	28.83	25.56
Fourth Quarter	49.95	37.32	27.24	21.70
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
The following graph compares the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Electronic Components Index for the five-year period commencing June 30, 2013. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
Among Cree, Inc., the Nasdaq Composite Index and the Nasdaq Electronic Components Index

*    Assumes (1) $100 invested on June 30, 2013 in Cree, Inc. Common Stock, the Nasdaq Composite Index and the             Nasdaq Electronic Components Index and (2) the immediate reinvestment of all dividends.

	6/30/2013	6/29/2014	6/28/2015	6/26/2016	6/25/2017	6/24/2018
Cree, Inc.	$100.00	$75.95	$42.30	$36.33	$38.54	$72.45
Nasdaq Composite Index	100.00	130.85	152.90	139.99	188.49	233.90
Nasdaq Electronic Components Index	100.00	127.60	141.00	138.47	197.04	279.16

Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2018.
Stock Repurchase Program
On June 14, 2017, our Board of Directors approved our fiscal 2018 stock repurchase program authorizing us to repurchase shares of common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. There were no shares repurchased under the stock repurchase program in fiscal 2018.
Since the inception of our stock repurchase program in January 2001 through June 24, 2018, we have repurchased 38.7 million shares of our common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion. Any repurchase program that may be authorized could be implemented through open market or privately negotiated transactions at the discretion of our management.
Item 6. Selected Financial Data
The consolidated statement of (loss) income data set forth below with respect to the fiscal years ended June 24, 2018, June 25, 2017, and June 26, 2016 and the consolidated balance sheet data at June 24, 2018 and June 25, 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of (loss) income data for the fiscal years ended June 28, 2015 and June 29, 2014 and the consolidated balance sheet data at June 26, 2016, June 28, 2015, and June 29, 2014 are derived from audited consolidated financial statements not included herein.
Selected Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014
Consolidated Statement of (Loss) Income
Revenue, net	$1,493,680	$1,473,000	$1,616,627	$1,632,505	$1,647,641
Operating (loss) income	(329,087)	(18,672)	(10,471)	(73,550)	133,236
Net (loss) income	(279,968)	(98,118)	(21,536)	(64,692)	123,490
(Loss) earnings per share
Basic	($2.81)	($1.00)	($0.21)	($0.57)	$1.02
Diluted	($2.81)	($1.00)	($0.21)	($0.57)	$1.00
Weighted average shares used in per share calculation:
Basic	99,530	98,487	101,783	113,022	120,623
Diluted	99,530	98,487	101,783	113,022	122,914

	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015	June 29, 2014
Consolidated Balance Sheet Data
Total cash, cash equivalents and short-term investments	$387,085	$610,938	$605,305	$713,191	$1,162,466
Working capital	641,797	888,607	933,708	1,053,464	1,467,236
Total assets	2,637,545	2,649,867	2,766,060	2,948,033	3,338,981
Total long-term liabilities	317,171	215,039	175,237	231,295	45,943
Total shareholders’ equity	2,067,136	2,222,805	2,367,824	2,461,952	2,986,383

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
Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductor products for power and radio-frequency (RF) applications, lighting-class light emitting diode (LED) products, and lighting products. Our products are targeted for applications such as transportation, power supplies, inverters, wireless systems, indoor and outdoor lighting, electronic signs and signals, and video displays.
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
Our LED Products segment’s products consist of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.
Our Lighting Products segment’s products primarily consist of LED lighting systems and lamps. We design, manufacture and sell lighting fixtures and lamps for the commercial, industrial and consumer markets.
As discussed more fully in Note 1, “Business,” in our consolidated financial statements included in Item 8 of this Annual Report, on July 13, 2016, we executed a definitive agreement to sell the Wolfspeed business to Infineon. On March 6, 2017, the definitive agreement with Infineon was terminated.
During fiscal 2018, we expanded our RF product offerings through the acquisition of certain assets of Infineon's Radio Frequency Power Business (RF Power) as discussed in Note 4, "Acquisition", in our consolidated financial statements included in Part II, Item 8 of this Annual Report.
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, California, Arkansas and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arizona, Arkansas, California, Wisconsin, India, Italy and China (including Hong Kong).
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

For financial results by reportable segment, please refer to Note 15, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using SiC power devices, GaN and Si RF devices, and LEDs. Our potential for growth depends significantly on the adoption of SiC and GaN materials and device products in the power and RF markets, the continued use of Si devices in the RF telecommunications market, the continued adoption of LEDs and LED lighting, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, and evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

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

•
Technological Innovation and Advancement. Innovations and advancements in materials, power, RF, LEDs and lighting technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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

•
Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition of tariffs or export bans to specific customers or countries could reduce or limit demand for our products in certain markets.

•
Lighting Sales Channel Development. Commercial lighting is usually sold through lighting agents and distributors in the North American lighting market. The lighting agents typically have exclusive sales rights for a defined territory and are typically aligned with one large lighting company for a large percentage of their product sales. The size, quality and capability of the lighting agent has a significant effect on winning new projects and sales in any given geographic market. While these agents sell other lighting products, the large traditional lighting companies have taken steps to prevent their channel partners from selling competing product lines. We are constantly working to improve the capabilities of our existing channel partners and increase our share of their sales as well as develop new partners to improve our sales effectiveness in each geographic market.

Fiscal 2018 Overview
The following is a summary of our financial results for the year ended June 24, 2018:

•	Our year-over-year revenue increased by $21 million to $1.5 billion.

•	Gross margin decreased to 27.3% from 29.5%. Gross profit decreased by $27 million to $408 million.

•
Operating loss was $329 million in fiscal 2018, which includes impairment charges of $247 million attributable to our Lighting Products segment, compared to operating loss of $19 million in fiscal 2017. Net loss per diluted share was $2.81 in fiscal 2018 compared to net loss per diluted share of $1.00 in fiscal 2017.

•
Combined cash, cash equivalents and short-term investments decreased to $387 million at June 24, 2018 from $611 million at June 25, 2017. Cash provided by operating activities was $167 million in fiscal 2018, compared to $216 million in fiscal 2017.

•	Purchases of property and equipment were $186 million in fiscal 2018 compared to $87 million in fiscal 2017.
Business Outlook
We are uniquely positioned as an innovator in all three business segments. The strength of our balance sheet and operating cash flow provides us the ability to invest in our businesses, as we did with the recent asset acquisition of the Infineon RF Power business to aid in the growth of our Wolfspeed segment as discussed in Note 4, "Acquisition" to our audited financial statements in Part II, Item 8 of this Annual Report.
We are focused on the following priorities to support our goals of delivering higher revenue and shareholder returns over time:

•
Wolfspeed - invest in the business to expand the scale, further develop the technologies, and accelerate the growth opportunities of SiC materials, SiC power devices and modules, and GaN and Si RF devices.

•
LED Products - focus our efforts where our best-in-class technology and application-optimized solutions are differentiated and valued while using Cree Venture LED to access the broader mid-power LED markets.

•
Lighting Products - modestly grow revenue and increase margins by improving product quality, investing in our channel relationships, improving execution, and delivering innovative lighting solutions focused on higher specification and intelligent features.

•	Improve the customer experience and service levels in all of our businesses.
Results of Operations
The following table sets forth certain consolidated statement of loss data for the periods indicated (in thousands, except per share amounts and percentages):

	Fiscal Years Ended
	June 24, 2018		June 25, 2017		June 26, 2016
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$1,493,680	100%	$1,473,000	100%	$1,616,627	100%
Cost of revenue, net	1,086,038	73%	1,038,428	70%	1,129,553	70%
Gross profit	407,642	27%	434,572	30%	487,074	30%
Research and development	164,321	11%	158,549	11%	168,848	10%
Sales, general and administrative	283,489	19%	277,175	19%	283,052	18%
Amortization or impairment of acquisition-related intangibles	30,772	2%	27,499	2%	28,732	2%
Loss on disposal or impairment of long-lived assets	10,692	1%	2,521	0%	16,913	1%
Goodwill impairment charges	247,455	17%	—	0%	—	0%
Wolfspeed transaction termination fee	—	—%	(12,500)	(1)%	—	—%
Operating loss	(329,087)	(22)%	(18,672)	(1)%	(10,471)	(1)%
Non-operating income (expense), net	11,642	1%	14,008	1%	(13,035)	(1)%
Loss before income taxes	(317,445)	(21)%	(4,664)	—%	(23,506)	(1)%
Income tax (benefit) expense	(37,522)	(3)%	93,454	6%	(1,970)	—%
Net loss	(279,923)	(19)%	(98,118)	(7)%	(21,536)	(1)%
Net income attributable to noncontrolling interest	45	—%	—	—%	$—	—%
Net loss attributable to controlling interest	($279,968)	(19)%	($98,118)	(7)%	($21,536)	(1)%
Basic loss per share	($2.81)		($1.00)		($0.21)
Diluted loss per share	($2.81)		($1.00)		($0.21)

Lighting Business Restructuring
In April 2018, we approved a plan to restructure the Lighting Products business. The purpose is to restructure and realign our cost base with our long-range business strategy that was announced February 26, 2018. The restructuring activity is expected to be completed in the first quarter of fiscal 2019.
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Total estimated charges	Cumulative amounts incurred through fiscal year 2018	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$227	$227	Loss on disposal or impairment of long-lived assets
Severance expense	5,470	4,682	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,182	156	Sales, general and administrative expenses
Increase in inventory reserves	897	897	Sales, general and administrative expenses
Total restructuring charges	$8,776	$5,962
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
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Amounts incurred during fiscal year 2015	Amounts incurred during fiscal year 2016	Cumulative amounts incurred through fiscal year 2016	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$42,716	$15,506	$58,222	Loss on disposal or impairment of long-lived assets
Severance expense	2,019	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	1,246	3,079	4,325	Sales, general and administrative expenses
Increase in channel inventory reserves	26,479	—	26,479	Revenue, net
Increase in inventory reserves	11,091	—	11,091	Cost of revenue, net
Total restructuring charges	$83,551	$18,849	$102,400

Revenue
Revenue was comprised of the following (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
Wolfspeed	$328,638	$221,231	$176,338	$107,407	49%	$44,893	25%
Percent of revenue	22%	15%	11%
LED Products	596,284	550,302	551,156	45,982	8%	(854)	—%
Percent of revenue	40%	37%	34%
Lighting Products	568,758	701,467	889,133	(132,709)	(19)%	(187,666)	(21)%
Percent of revenue	38%	48%	55%
Total revenue	$1,493,680	$1,473,000	$1,616,627	$20,680	1%	($143,627)	(9)%
Our consolidated revenue increased 1% in fiscal 2018 compared to fiscal 2017. Wolfspeed revenue and LED Products revenue increased by 49% and 8%, respectively, while Lighting Products revenue decreased by 19%. For the fiscal year ended 2017, our consolidated revenue decreased 9% to $1.5 billion compared to $1.6 billion fiscal 2016. Wolfspeed revenue increased by 25%, while LED Products revenue remained flat and Lighting Products revenue decreased by 21%.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 22%, 15%, and 11% of our total revenue for fiscal 2018, 2017 and 2016, respectively. Wolfspeed revenue was $328.6 million, $221.2 million, and $176.3 million for fiscal 2018, 2017 and 2016, respectively.
Wolfspeed revenue increased 49% to $328.6 million in fiscal 2018 from $221.2 million in fiscal 2017. This increase was primarily the result of a 30% increase in units sold, and a 21% increase in average selling price (ASP), which were partially offset by a decrease in contract revenue. The increase in units sold in fiscal 2018 compared to fiscal 2017 was the result of an increase in power products, substrate materials, and the new RF Power business sales. The increase in ASP in fiscal 2018 compared to fiscal 2017 was primarily due to a greater mix of higher priced products in all product lines.
Wolfspeed revenue increased 25% to $221.2 million in fiscal 2017 from $176.3 million in fiscal 2016. This increase was primarily the result of a 29% increase in sales volume and a 2% increase in ASP, which were partially offset by a decrease in contract revenue. The increase in units sold in fiscal 2017 compared to fiscal 2016 was the result of higher sales volume across all products. The increase in ASP in fiscal 2017 compared to fiscal 2016 was primarily due to a greater mix of higher priced material substrate and RF products.
LED Products Segment Revenue
LED Products revenue represented 40%, 37%, and 34% of our total revenue for fiscal 2018, 2017 and 2016, respectively. LED Products revenue was $596.3 million, $550.3 million, and $551.2 million for fiscal 2018, 2017 and 2016, respectively.
LED Products revenue increased 8% to $596.3 million in fiscal 2018 from $550.3 million in fiscal 2017. The number of units sold increased 11% which was partially offset by 2% decrease in ASPs. The increase in the units sold was primarily the result of higher demand in component product sales for the following applications: high power general lighting, video screen, specialty lighting applications and mid-power LED sales through Cree Venture LED. The decrease in ASP in fiscal 2018 compared to fiscal 2017 was due to competitive pricing pressures, which were partially offset by favorable product mix.
LED Products revenue decreased slightly to $550.3 million in fiscal 2017 from $551.2 million in fiscal 2016. This decrease was primarily the result of a decrease in licensing revenue mostly offset by increased product sales. The number of units sold increased 7% which was partially offset by a 5% decrease in ASPs. The decrease in ASP in fiscal 2017 compared to fiscal 2016 was due to competitive pricing pressures.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 38%, 48%, and 55% of our total revenue for fiscal 2018, 2017 and 2016 respectively. Lighting Products revenue was $568.8 million, $701.5 million, and $889.1 million for fiscal 2018, 2017 and 2016 respectively.

Lighting Products revenue decreased 19% to $568.8 million in fiscal 2018 from $701.5 million in fiscal 2017. This decrease was primarily the result of a 31% decrease in units sold, and the absence of the significant patent license issuance fee we received as part of the confidential Feit Electric Company Inc. license agreement in the fiscal quarter ended December 25, 2016, which was partially offset by a 21% increase in ASP. The decrease in units sold in fiscal 2018 compared to fiscal 2017 was primarily due to weakness in the North American commercial lighting market, lingering effects related to quality issues and holds which have lowered project win rates, and reduced consumer sales due to lower demand. The ASP increase in fiscal 2018 compared to fiscal 2017 was the result of a greater mix of commercial sales.
Lighting Products revenue decreased 21% to $701.5 million in fiscal 2017 from $889.1 million in fiscal 2016. This decrease was the result of a 15% decrease in units sold and an 11% decrease in ASP, partially offset by the incremental revenue associated with a patent license issuance fee in connection with a new patent license agreement. The decrease in units sold in fiscal 2017 compared to fiscal 2016 was due to lower sales in both our commercial and consumer channels. The decrease in ASP in fiscal 2017 compared to fiscal 2016 was primarily due to lower consumer bulb prices year over year.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
Wolfspeed gross profit	$158,455	$103,465	$94,622	$54,990	53%	$8,843	9%
Wolfspeed gross margin	48%	47%	54%
LED Products	157,914	151,675	173,814	6,239	4%	(22,139)	(13)%
LED Products gross margin	26%	28%	32%
Lighting Products gross profit	108,919	196,218	238,242	(87,299)	(44)%	(42,024)	(18)%
Lighting Products gross margin	19%	28%	27%
Unallocated costs	(12,221)	(16,786)	(19,604)	4,565	27%	2,818	14%
COGS acquisition related costs	(5,425)	—	—	(5,425)	100%	—	—%
Consolidated gross profit	$407,642	$434,572	$487,074	($26,930)	(6)%	($52,502)	(11)%
Consolidated gross margin	27%	30%	30%
Our consolidated gross profit decreased 6% to $407.6 million in fiscal 2018 from $434.6 million in fiscal 2017. Our consolidated gross margin decreased to 27% in fiscal 2018 from 30% in fiscal 2017. Our consolidated gross profit decreased 11% to $434.6 million in fiscal 2017 from $487.1 million in fiscal 2016. Our consolidated gross margin remained flat at 30% in fiscal 2017 and 2016.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit was $158.5 million, $103.5 million, and $94.6 million in fiscal 2018, 2017 and 2016, respectively. Wolfspeed gross margin was 48%, 47%, and 54% in fiscal 2018, 2017 and 2016, respectively.
Wolfspeed gross profit increased 53% to $158.5 million in fiscal 2018 from $103.5 million in fiscal 2017. Wolfspeed gross margin increased to 48% in fiscal 2018 from 47% in fiscal 2017. Wolfspeed gross profit increased primarily due to higher revenues, a more favorable product mix, higher factory utilization, and improved production yields. Wolfspeed gross margin increased primarily due to changes in product mix and improved production yields.
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
LED Products Segment Gross Profit and Gross Margin
Our LED Products gross profit was $157.9 million, $151.7 million, and $173.8 million in fiscal 2018, 2017 and 2016, respectively. LED Products gross margin was 26%, 28%, and 32% in fiscal 2018, 2017 and 2016, respectively.

LED Products gross profit increased 4% to $157.9 million in fiscal 2018 from $151.7 million in fiscal 2017. LED Products gross margin decreased to 26% in fiscal 2018 from 28% in fiscal 2017. LED Products gross profit increased due to higher component sales while gross margin decreased due to lower pricing resulting from competitive pricing pressures and a less favorable mix of LED products sold.
LED Products gross profit decreased 13% to $151.7 million in fiscal 2017 from $173.8 million in fiscal 2016, and LED Products gross margin decreased to 28% in fiscal 2017 from 32% in fiscal 2016. LED Products gross profit and gross margin decreased due to lower licensing revenue, lower pricing resulting from the increased global competition for LED products and a less favorable mix of LED products sold.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit was $108.9 million, $196.2 million, and $238.2 million in fiscal 2018, 2017 and 2016, respectively. Lighting Products gross margin was 19%, 28%, and 27% in fiscal 2018, 2017 and 2016, respectively.
Lighting Products gross profit decreased 44% to $108.9 million in fiscal 2018 from $196.2 million in fiscal 2017. Lighting Products gross margin decreased to 19% in fiscal 2018 from 28% in fiscal 2017. Lighting Products gross profit and gross margin decrease was primarily due to lower lighting product sales which created lower factory utilization, higher commercial lighting product warranty reserves and the absence of the significant patent license issuance fee discussed above.
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
Unallocated Costs
Unallocated costs were $12.2 million, $16.8 million, and $19.6 million for fiscal 2018, 2017 and 2016, respectively. These costs consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs decreased by $4.6 million in fiscal 2018 compared to fiscal 2017, primarily due to lower stock-based compensation.
Unallocated costs decreased by $2.8 million in fiscal 2017 compared to fiscal 2016, primarily due to lower stock-based compensation incurred as a result of our lower average share price.
For further information on the allocation of costs to segment gross profit, refer to Note 15, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.
COGS Acquisition Related Cost Adjustment
The cost of goods sold (COGS) acquisition related cost adjustment was $5.4 million and $0 million for fiscal 2018, and 2017, respectively. The COGS acquisition related cost adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of acquisition, and other RF Power acquisition costs, impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2018 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by our CODM when evaluating segment performance and allocating resources.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.

The following sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
Research and development	$164,321	$158,549	$168,848	$5,772	4%	($10,299)	(6)%
Percent of revenue	11%	11%	10%
Research and development expenses increased in fiscal 2018 to $164.3 million compared to $158.5 million in fiscal 2017, which decreased from $168.8 million in fiscal 2016. The increase in fiscal 2018 compared to fiscal 2017 was primarily due to an increase in Wolfspeed research and development to accelerate 150mm substrate development, next generation power and RF device research and development and the inclusion of the acquired RF Power business research and development spend for the last four months of fiscal 2018. The decrease in fiscal 2017 compared to fiscal 2016 was primarily due to cost management and the nature of the ongoing research and development projects.
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

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
Sales, general and administrative	$283,489	$277,175	$283,052	$6,314	2%	($5,877)	(2)%
Percent of revenue	19%	19%	18%
Sales, general and administrative expenses in fiscal 2018 increased 2% to $283.5 million from $277.2 million in fiscal 2017, which was a 2% decrease from $283.1 million in fiscal 2016. The increase in fiscal 2018 compared to fiscal 2017 was primarily due to the additional costs assumed in running the business and operations acquired in the RF Power acquisition, which closed in March 2018, the additional non-recurring costs associated with completing and integrating the RF Power acquisition, and severance costs pursuant to our Lighting Products restructuring plan, partially offset by the decrease in Wolfspeed transaction expenses associated with the terminated sale to Infineon in fiscal 2017. The decrease in fiscal 2017 compared to fiscal 2016 was primarily due to lower spending on corporate sales and marketing expenses related to lower sales and a decrease in litigation spending partially offset by higher Wolfspeed transaction expenses referred to above.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.

Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
Customer relationships	$8,097	$6,235	$6,374	$1,862	30%	($139)	(2)%
Developed technology	21,686	20,860	20,321	826	4%	539	3%
Non-compete agreements	989	404	2,037	585	145%	(1,633)	(80)%
Total	$30,772	$27,499	$28,732	$3,273	12%	($1,233)	(4)%
Amortization of acquisition-related intangibles increased in fiscal 2018 compared to fiscal 2017 due to the acquisition of the RF Power business that was purchased during the third quarter of fiscal 2018. Amortization of acquisition-related intangibles decreased in fiscal 2017 compared to fiscal 2016 primarily due to less amortization expense for customer relationships and non-compete agreements in fiscal 2017. This decrease was partially offset by an increase in the amortization of developed technology related to the acquisition of Arkansas Power Electronics International, Inc. (APEI) that was placed in service in the fourth quarter of fiscal 2016.
Impairment of Goodwill
Based on the updated long-range business strategy that was announced February 26, 2018, we determined there was a triggering event and performed an impairment test in connection with the preparation of our financial statements for the period ended March 25, 2018. As a result of this evaluation, we determined the remaining carrying value for the Lighting Products segment exceeded the fair value and therefore, we recorded a $247.5 million non-cash goodwill impairment charge attributable to our Lighting Products segment in our fiscal third quarter ended March 25, 2018. The impairment charge resulted from the inability to meet forecasted results and our new business strategy.
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

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
Loss on disposal or impairment of long-lived assets	$10,692	$2,521	$16,913	$8,171	324%	($14,392)	(85)%
We recognized a net loss of $10.7 million, $2.5 million, and $16.9 million on the disposal of long-lived assets in fiscal years 2018, 2017, and 2016, respectively. The increase in net loss in fiscal 2018 compared to fiscal 2017 was primarily due to demolition and moving costs associated with our current Wolfspeed manufacturing capacity expansion, closure of certain manufacturing facilities, and a fair value market write-down for a sold aircraft. The net losses in fiscal 2017 and fiscal 2016 were primarily due to the planned sale or abandonment of certain long-lived assets to reduce excess manufacturing capacity pursuant to our LED Products restructuring plan discussed above.
Wolfspeed Transaction Termination Fee
As discussed more fully in Note 1, “Business”, in our consolidated financial statements included in Item 8 of this Annual Report, as a result of the termination of the agreement to sell the Wolfspeed business to Infineon, Infineon paid us a termination fee of $12.5 million in cash on March 10, 2017.

Non-Operating Income (Expense), net
The following table sets forth our non-operating income (expense), net (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
(Loss) gain on sale of investments, net	($86)	$93	$238	($179)	(192)%	($145)	(61)%
Gain (loss) on equity investment	7,145	7,543	(15,357)	(398)	(5)%	22,900	149%
Dividends from equity investment	—	16	1,655	(16)	(100)%	(1,639)	(99)%
Interest income, net	1,827	3,696	4,472	(1,869)	(51)%	(776)	(17)%
Foreign currency gain (loss), net	2,250	2,460	(4,500)	(210)	(9)%	6,960	155%
Other, net	506	200	457	306	153%	(257)	(56)%
Non-operating income (expense), net	$11,642	$14,008	($13,035)	($2,366)	(17)%	$27,043	207%
During fiscal 2018, 2017 and 2016, we were in a net interest income position. Our short-term investments consisted primarily of municipal bonds, corporate bonds, U.S. agency securities, and non-U.S. certificates of deposit. The primary objective of our investment policy is preservation of principal. Other long-term investments consisted of our approximately 16% common stock ownership interest in Lextar, which was completed in December 2014. This investment was accounted for under the equity method from the date of investment until June 2016 when we chose for our representative not to stand for re-election as a member of the Lextar board of directors. We utilize the fair value option in accounting for our investment in Lextar.
(Loss) gain on sale of investments, net. Loss on sale of investments, net was $86 thousand in fiscal 2018, compared to a gain on sale of investments of $93 thousand and $238 thousand in fiscal 2017 and fiscal 2016, respectively. We had a loss on sale of investments, net in fiscal 2018 primarily due to losses realized on the sale of investments liquidated in order to partially fund the purchase of the RF Power business. Gain on sale of investments, net decreased in fiscal 2017 from fiscal 2016 primarily due to lower sales of investments.
Gain (loss) on equity investment. Gain on equity investment was $7.1 million in fiscal 2018, gain on equity investment was $7.5 million in fiscal 2017 and loss on equity investment was $15.4 million in fiscal 2016. We had a gain on equity investment in fiscal 2018 and fiscal 2017 due to the increase in the fair value of our Lextar investment. We had a loss on equity investment in fiscal 2016 due to the decrease in the fair value of our Lextar investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 15.70 New Taiwanese Dollars (TWD) at June 26, 2016 to 18.40 TWD at June 25, 2017 and to 21.00 TWD at June 24, 2018. Lextar's share price decreased from 21.55 TWD at June 28, 2015 to 15.70 TWD at June 26, 2016. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Dividends from equity investment. Dividends from equity investment were $0.0 million, $0.0 million and $1.7 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, due to our Lextar investment.
Interest income, net. Interest income, net was $1.8 million, $3.7 million and $4.5 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The decrease in interest income, net in fiscal 2018 compared to fiscal 2017 was primarily due to lower invested balances and higher interest expense due to overall higher borrowings associated with our line of credit, partially offset by higher investment yields. The decrease in interest income, net in fiscal 2017 compared to fiscal 2016 was primarily due to lower invested balances and higher interest expense due to overall higher borrowings associated with our line of credit, partially offset by higher investment yields.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our Lextar investment and consolidating our international subsidiaries. The foreign currency gain, net in fiscal 2018 was primarily due to favorable fluctuations in the exchange rate between both the Chinese Yuan (CNY) and the Euro (EUR) and the United States Dollar (USD) which was partially offset by an unfavorable fluctuation in the exchange rate between the TWD and the USD related to our Lextar investment. The foreign currency gain, net in fiscal 2017 was primarily due to favorable fluctuation in the exchange rate between the CNY and the EUR and the USD which was partially offset by an unfavorable fluctuation in the exchange rate between the TWD and the USD related to our Lextar investment. The foreign currency loss, net for fiscal 2016 was primarily due to unfavorable fluctuation in the exchange rate between the TWD and the USD related to our Lextar investment and unfavorable fluctuation in the exchange rate between the CNY and the USD.

Other, net. Other, net was $506 thousand, $200 thousand and $457 thousand in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Income Tax (Benefit) Expense
The following table sets forth our income tax (benefit) expense in dollars and our effective tax rate (in thousands, except percentages):

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018		2016 to 2017
Income tax (benefit) expense	($37,522)	$93,454	($1,970)	(130,976)	(140)%	95,424	4,844%
Effective tax rate	12%	(2,004)%	8%
We recognized income tax benefit of $37.5 million in fiscal 2018 as compared to income tax expense of $93.5 million in fiscal 2017. The increase in the effective tax rate from (2,004)% in fiscal 2017 to 12% in fiscal 2018 was primarily attributable to the tax benefit of remeasuring our U.S. deferred taxes as a result of the Tax Legislation enacted on December 22, 2017, and the establishment of a valuation allowance against our U.S. deferred tax assets during the fiscal year ended June 25, 2017. The decrease in the effective tax rate from 8% in fiscal 2016 to (2,004)% in fiscal 2017 was primarily due to the establishment of a valuation allowance against our U.S. deferred tax assets and other deferred charges in a period of pre-tax loss.
In general, the variation between our effective income tax rate and the U.S. statutory rate of 28.3% (calculated as described in the following paragraph) is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) income derived from international locations with lower tax rates than the U.S., and (iii) tax credits generated.
The Tax Legislation contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. U.S. tax law requires that taxpayers with a fiscal year that begins before the effective date of a rate change and ends after the effective date calculate a blended tax rate for the year based on the pro rata number of days in the year before and after the effective date. As a result, for the fiscal year ending June 24, 2018, our statutory income tax rate is 28.3%. For the fiscal year ending June 30, 2019, our U.S. statutory income tax rate will be 21%. The Tax Legislation is discussed more fully in Note 13, “Income Taxes” to our audited financial statements in Part II, Item 8 of this Annual Report.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part II, Item 8 of this Annual Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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

Contractual Obligations
At June 24, 2018, payments to be made pursuant to significant contractual obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	25,369	7,022	11,299	6,260	788
Purchase obligations	227,637	209,246	6,380	4,003	8,008
Long-term debt	292,000	—	—	292,000	—
Interest payments on long-term debt[1]	35,039	9,730	19,460	5,849	—
Other long-term liabilities[2]	—	—	—	—	—
Total contractual obligations	$580,045	$225,998	$37,139	$308,112	$8,796
1Interest payments on long-term debt are based on the interest rate at June 24, 2018.
2 Other long-term liabilities as of June 24, 2018 included long-term tax contingencies and other tax liabilities of $3.0 million and other long-term contingent liabilities (for example, warranties) of $21.8 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of any payments is uncertain.
Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through June 2027. Most of the lease agreements provide for rental adjustments for increases in base rent, property taxes and general property maintenance that would be recognized as rent expense, if applicable.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.
Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments (in thousands):

	June 24, 2018	June 25, 2017	Change
Cash and cash equivalents	$118,924	$132,597	($13,673)
Short-term investments	268,161	478,341	(210,180)
Total cash, cash equivalents and short-term investments	$387,085	$610,938	($223,853)
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 24, 2018	June 25, 2017	Change
Days of sales outstanding (a)	34	37	(3)
Days of supply in inventory (b)	91	98	(7)
Days in accounts payable (c)	(46)	(46)	—
Cash conversion cycle	79	89	(10)

a)
Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables and the revenue, net for the quarter then ended. DSO is calculated by dividing ending accounts receivable, net of applicable allowances and reserves, by the average net revenue per day for the respective 90-day period.

b)
Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net for the quarter then ended. DSI is calculated by dividing ending inventory by average cost of revenue, net per day for the respective 90-day period.

c)
Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. DPO is calculated by dividing ending accounts payable by the average cost of revenue, net per day for the respective 90-day period.

The decrease in the cash conversion cycle was primarily driven by a decrease in days of supply in inventory.
As of June 24, 2018, we had unrealized losses on our investments of $2.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 24, 2018 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, and we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 24, 2018.
Cash Flows
In summary, our cash flows were as follows (in thousands):

	Fiscal Years Ended			Year-Over-Year Change
	June 24, 2018	June 25, 2017	June 26, 2016	2017 to 2018	2016 to 2017
Cash provided by operating activities	$167,358	$215,900	$203,316	($48,542)	$12,584
Cash used in investing activities	(423,887)	(145,250)	(7,903)	(278,637)	(137,347)
Cash provided by (used in) financing activities	242,671	(104,078)	(167,859)	346,749	63,781
Effect of foreign exchange changes	185	(129)	(1,110)	314	981
Net (decrease) increase in cash and cash equivalents	($13,673)	($33,557)	$26,444	$19,884	($60,001)
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $167.4 million in fiscal 2018 from $215.9 million in fiscal 2017, primarily due to a higher net loss in fiscal 2018 and lower cash generated from working capital in fiscal 2018 as compared to fiscal 2017. Net cash provided by operating activities increased to $215.9 million in fiscal 2017 from $203.3 million in fiscal 2016, primarily due to cash generated from working capital, partially offset by a higher net loss in fiscal 2017 as compared to fiscal 2016.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our purchase of the Infineon RF Power business, short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $423.9 million in fiscal 2018 compared to $145.3 million in fiscal 2017. During the third quarter of fiscal 2018, we had $429.2 million of net expenditures to acquire the Infineon RF Power business. Purchases of property, equipment and patent rights increased by $96.4 million in fiscal 2018 compared to fiscal 2017. Net proceeds of short-term investments increased $247.8 million in fiscal 2018 compared to fiscal 2017 to help fund the Infineon RF Power acquisition.
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
For fiscal 2019, we target approximately $220 million of capital investment, which is primarily related to capacity and infrastructure projects to support our Wolfspeed segment longer-term growth and strategic priorities.

Cash Flows from Financing Activities
Net cash provided from financing activities was $242.7 million in fiscal 2018 compared to use of $104.1 million in fiscal 2017. Our financing activities for fiscal 2018 primarily consisted a net draw on our line of credit of $147.0 million to support funding the Infineon RF Power acquisition, proceeds of $92.6 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises, proceeds of $4.9 million from San'an's capital contribution to Cree Venture LED, which were slightly offset by payment of acquisition-related contingent consideration of $1.9 million in connection with our acquisition of APEI.
In fiscal 2017, net cash used in financing activities was $104.1 million compared to $167.9 million in fiscal 2016. Our financing activities in fiscal 2017 primarily consisted of repurchases of common stock of $104.0 million and net payments on long-term borrowings of $15.0 million on our line of credit, partially offset by proceeds of $17.7 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises. Fiscal 2017 included payment of a $2.8 million for acquisition-related contingent consideration related to our fiscal 2016 acquisition of APEI.
On June 14, 2017, the Board of Directors approved our fiscal 2018 stock repurchase program, authorizing us to repurchase shares of our common stock having an aggregate purchase price not exceeding $200 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. We did not make any stock repurchases in fiscal 2018. Since the inception of our stock repurchase program in 2001, we have repurchased 38.7 million shares of our common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion. The repurchase program may be implemented through open market or privately negotiated transactions at the discretion of our management.
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
The financial assets for which we perform recurring fair value remeasurements are cash equivalents and short-term investments. As of June 24, 2018, financial assets utilizing Level 1 inputs included money market funds and U.S. agency securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, and common stock of non-U.S. corporations. Level 2 assets are valued using a third-party pricing service's consensus price which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. We do not currently hold financial assets requiring the use of Level 3 inputs. Please refer to Note 7, “Fair Value of Financial Instruments,” to the consolidated financial statements included in Item 8 of this Annual Report for further information.
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 24, 2018 and June 25, 2017. Actual results may differ materially.

Interest Rates
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 24, 2018 and June 25, 2017, our cash equivalents and short-term investments had a fair value of $345.9 million and $482.1 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $3.5 million at June 24, 2018 and $8.8 million at June 25, 2017. We do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows.
As of June 24, 2018, we maintained a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022. At June 24, 2018 and June 25, 2017, we had $292 million and $145 million outstanding, respectively, under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our line of credit would have increased by $2.9 million at June 24, 2018 and $1.5 million at June 25, 2017.
Currency Exchange Rates
Because we operate internationally and have transactions denominated in foreign currencies, including the CNY and EUR, among others, we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposures relate to the exchange rates between (1) the USD and the CNY and (2) the USD and the TWD. A hypothetical 10% increase in the value of the USD compared to the CNY would result in a potential gain of approximately $0.1 million at June 24, 2018 and a potential gain of $0.4 million at June 25, 2017. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the USD compared to the TWD was approximately $5.8 million at June 24, 2018 and $5.0 million at June 25, 2017.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 24, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Future minimum lease payments under our operating leases as of June 24, 2018 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”
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
We provide our customers with limited rights of return for non-conforming shipments and product warranty claims. We estimate an allowance for anticipated sales returns based upon an analysis of historical sales returns and other relevant data. We recognize an allowance for non-conforming returns at the time of sale as a reduction of product revenue. We recognize a liability for product warranty claims at the time of sale as an increase to cost of revenue.
For the year ended June 24, 2018, 52% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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
Under the ship and debit program, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within our standard commercial terms. Subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling that particular part to the customer. If we approve an allowance and the distributor resells the product to the target customer, we credit the distributor according to the allowance we approved. These credits are applied against a reserve we establish upon initial shipment of product to the distributor.
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

We may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reporting unit’s carrying value is greater than its fair value. Such factors may include the following, among others: a significant decline in the reporting unit’s expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate, unanticipated competition; and slower growth rates; as well as changes in management, key personnel, strategy, and customers. If our qualitative assessment indicates that goodwill impairment is more likely than not, we determine the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
We compare the fair value of the reporting unit to its carrying value, including goodwill. We derive a reporting unit’s fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reporting units are analyzed during the goodwill impairment test, their respective fair values are reconciled back to our consolidated market capitalization.
If the fair value of a reporting unit exceeds its carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit’s goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit.
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
Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that may have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal counsel and recent legal rulings by the appropriate regulatory bodies, among other factors. As additional information becomes available, we reassess the potential liability related to our pending and threatened claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See also a discussion of specific contingencies in Note 14, “Commitments and Contingencies,” to our consolidated financial statements in Item 8 of this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cree, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cree, Inc. and its subsidiaries as of June 24, 2018 and June 25, 2017, and the related consolidated statements of loss, comprehensive loss, cash flows and shareholders’ equity for each of the three years in the period ended June 24, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 24, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 24, 2018 and June 25, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the Radio Frequency Power Business from its assessment of internal control over financial reporting as of June 24, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded the Radio Frequency Power Business from our audit of internal control over financial reporting. The Radio Frequency Power Business’ total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 24, 2018.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 20, 2018

We have served as the Company’s auditor since 2013.

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 24, 2018	June 25, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$118,924	$132,597
Short-term investments	268,161	478,341
Total cash, cash equivalents and short-term investments	387,085	610,938
Accounts receivable, net	153,875	148,392
Income tax receivable	2,434	8,040
Inventories	296,015	284,385
Prepaid expenses	28,310	23,305
Other current assets	20,191	23,390
Current assets held for sale	2,180	2,180
Total current assets	890,090	1,100,630
Property and equipment, net	661,319	581,263
Goodwill	620,330	618,828
Intangible assets, net	390,054	274,315
Other long-term investments	57,501	50,366
Deferred income taxes	6,451	11,763
Other assets	11,800	12,702
Total assets	$2,637,545	$2,649,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$151,307	$133,185
Accrued salaries and wages	53,458	41,860
Other current liabilities	43,528	36,978
Total current liabilities	248,293	212,023
Long-term liabilities:
Long-term debt	292,000	145,000
Deferred income taxes	3,056	49,860
Other long-term liabilities	22,115	20,179
Total long-term liabilities	317,171	215,039
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 24, 2018 and June 25, 2017; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 24, 2018 and June 25, 2017; 101,488 and 97,674 shares issued and outstanding at June 24, 2018 and June 25, 2017, respectively	127	121
Additional paid-in-capital	2,549,123	2,419,517
Accumulated other comprehensive income, net of taxes	596	5,909
Accumulated deficit	(482,710)	(202,742)
Total shareholders’ equity	2,067,136	2,222,805
Noncontrolling interest	4,945	—
Total liabilities and shareholders’ equity	$2,637,545	$2,649,867
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF LOSS

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
	(In thousands, except per share data)
Revenue, net	$1,493,680	$1,473,000	$1,616,627
Cost of revenue, net	1,086,038	1,038,428	1,129,553
Gross profit	407,642	434,572	487,074
Operating expenses:
Research and development	164,321	158,549	168,848
Sales, general and administrative	283,489	277,175	283,052
Amortization or impairment of acquisition-related intangibles	30,772	27,499	28,732
Goodwill impairment charges	247,455	—	—
Loss on disposal or impairment of long-lived assets	10,692	2,521	16,913
Wolfspeed transaction termination fee	—	(12,500)	—
Total operating expenses	736,729	453,244	497,545
Operating loss	(329,087)	(18,672)	(10,471)
Non-operating income (expense), net	11,642	14,008	(13,035)
Loss before income taxes	(317,445)	(4,664)	(23,506)
Income tax (benefit) expense	(37,522)	93,454	(1,970)
Net loss	(279,923)	(98,118)	(21,536)
Net income attributable to noncontrolling interest	45	—	—
Net loss attributable to controlling interest	($279,968)	($98,118)	($21,536)
Loss per share:
Basic	($2.81)	($1.00)	($0.21)
Diluted	($2.81)	($1.00)	($0.21)
Weighted average shares used in per share calculation:
Basic	99,530	98,487	101,783
Diluted	99,530	98,487	101,783
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
	(In thousands)
Net loss	($279,968)	($98,118)	($21,536)
Other comprehensive (loss) income:
Currency translation gain (loss), net of tax benefit of $0, $0 and $0, respectively	604	(153)	(362)
Net unrealized (loss) gain on available-for-sale securities, net of tax expense of $0, $0, and $1,936, respectively	(5,917)	(2,666)	3,292
Other comprehensive (loss) income	(5,313)	(2,819)	2,930
Comprehensive loss	($285,281)	($100,937)	($18,606)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
	(In thousands)
Cash flows from operating activities:
Net loss	($279,923)	($98,118)	($21,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,937	150,508	159,145
Stock-based compensation	43,203	47,725	58,728
Excess tax benefit from share-based payment arrangements	—	2	(12)
Goodwill impairment charges	247,455	—	—
Loss on disposal or impairment of long-lived assets	10,692	2,521	16,913
Amortization of premium/discount on investments	4,809	5,427	5,314
(Gain)/loss on equity investment	(7,143)	(7,543)	15,357
Foreign exchange (gain)/loss on equity investment	(550)	(2,644)	2,057
Deferred income taxes	(40,038)	74,918	(15,839)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(4,764)	16,955	21,800
Inventories	10,998	17,918	(23,269)
Prepaid expenses and other assets	(5,358)	17,438	8,103
Accounts payable, trade	14,296	(4,818)	(12,090)
Accrued salaries and wages and other liabilities	19,744	(4,389)	(11,355)
Net cash provided by operating activities	167,358	215,900	203,316
Cash flows from investing activities:
Purchases of property and equipment	(185,688)	(86,928)	(120,018)
Purchases of patent and licensing rights	(10,115)	(12,405)	(14,443)
Proceeds from sale of property and equipment	614	1,392	5,296
Purchases of short-term investments	(200,688)	(200,405)	(220,823)
Proceeds from maturities of short-term investments	224,171	125,922	312,524
Proceeds from sale of short-term investments	176,981	27,174	42,074
Purchase of acquired business, net of cash acquired	(429,162)	—	(12,513)
Net cash used in investing activities	(423,887)	(145,250)	(7,903)
Cash flows from financing activities:
Proceeds from issuing Cree Venture LED to noncontrolling interest	4,900	—	—
Payment of acquisition-related contingent consideration	(1,850)	(2,775)	—
Proceeds from long-term debt borrowings	670,000	468,000	653,000
Payments on long-term debt borrowings	(523,000)	(483,000)	(693,000)
Net proceeds from issuance of common stock	92,621	17,716	21,682
Excess tax benefit from share-based payment arrangements	—	(2)	12
Repurchases of common stock	—	(104,017)	(149,553)
Net cash provided by (used) in financing activities	242,671	(104,078)	(167,859)
Effects of foreign exchange changes on cash and cash equivalents	185	(129)	(1,110)
Net (decrease) increase in cash and cash equivalents	(13,673)	(33,557)	26,444
Cash and cash equivalents:
Beginning of period	132,597	166,154	139,710
End of period	$118,924	$132,597	$166,154
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,093	$3,588	$3,110
Cash paid for income taxes	$1,191	$8,494	$14,722
Significant non-cash transactions:
Accrued property and equipment	$15,028	$10,173	$3,721
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	(Accumulated deficit)/Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non controlling Interest	Total Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 28, 2015	105,507	$131	$2,285,554	$170,469	$5,798	$2,461,952	$—	$2,461,952
Net loss	—	—	—	(21,536)	—	(21,536)	—	(21,536)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(362)	(362)	—	(362)
Unrealized gain on available-for-sale securities, net of tax expense of $1,936	—	—	—	—	3,292	3,292	—	3,292
Comprehensive income						(18,606)	—	(18,606)
Income tax expense from stock option exercises	—	—	(3,525)	—	—	(3,525)	—	(3,525)
Repurchased shares	(5,842)	(7)	—	(149,546)		(149,553)	—	(149,553)
Stock-based compensation	—	—	58,425	—	—	58,425	—	58,425
Exercise of stock options and issuance of shares	1,164	1	19,130	—	—	19,131	—	19,131
Balance at June 26, 2016	100,829	$125	$2,359,584	($613)	$8,728	$2,367,824	$—	$2,367,824
Net loss	—	—	—	(98,118)	—	(98,118)	—	(98,118)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(153)	(153)	—	(153)
Unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	—	(2,666)	(2,666)	—	(2,666)
Comprehensive income						(100,937)	—	(100,937)
Income tax expense from stock option exercises	—	—	(253)	—	—	(253)	—	(253)
Repurchased shares	(4,460)	(6)	—	(104,011)	—	(104,017)	—	(104,017)
Stock-based compensation	—	—	46,813	—	—	46,813	—	46,813
Exercise of stock options and issuance of shares	1,305	2	13,373	—	—	13,375	—	13,375
Balance at June 25, 2017	97,674	$121	$2,419,517	($202,742)	$5,909	$2,222,805	$—	$2,222,805
Net (loss) income	—	—	—	(279,968)	—	(279,968)	45	(279,923)
Currency translation gain, net of tax benefit of $0	—	—	—	—	604	604	—	604
Unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	—	(5,917)	(5,917)	—	(5,917)
Comprehensive loss						(285,281)	45	(285,236)
Income tax expense from stock option exercises	—	—	(6,217)	—	—	(6,217)	—	(6,217)
Stock-based compensation	—	—	43,208	—	—	43,208	—	43,208
Exercise of stock options and issuance of shares	3,814	6	92,615	—	—	92,621	—	92,621
Contributions from noncontrolling interests	—	—	—	—	—	—	4,900	4,900
Balance at June 24, 2018	101,488	$127	$2,549,123	($482,710)	$596	$2,067,136	$4,945	$2,072,081
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business
Overview
Cree, Inc. (the Company) is an innovator of wide bandgap semiconductor products for power and radio-frequency (RF) applications, lighting-class light emitting diode (LED) products, and lighting products. The Company's products are targeted for applications such as transportation, power supplies, inverters, wireless systems, indoor and outdoor lighting, electronic signs and signals, and video displays.
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
The Company's LED Products segment's consist of LED chips and LED components. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.
The Company's Lighting Products segment's primarily consist of LED lighting systems and lamps. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin, Arkansas, California and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arizona, Arkansas, California, Wisconsin, India, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	Wolfspeed

•	LED Products

•	Lighting Products
For financial results by reportable segment, please refer to Note 15, “Reportable Segments.”
Termination of Wolfspeed Sale Transaction
On July 13, 2016, the Company executed an Asset Purchase Agreement (the APA) with Infineon Technologies AG (Infineon), in which Infineon agreed to purchase the assets comprising the Company’s power and RF product lines, certain related portions of the Company’s SiC materials and gemstones business previously included within the LED Products segment, and assume certain liabilities related to the Wolfspeed business.
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
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the joint venture. All material intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2018, 2017 and 2016 fiscal years were 52-week fiscal years. The Company’s 2019 fiscal year will be a 53-week fiscal year.
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
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 24, 2018, June 25, 2017, and June 26, 2016, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in other income and expense.
Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
Other long-term investments consist of the Company's approximately 16% common stock ownership interest in Lextar Electronics Corporation (Lextar), which the Company acquired in December 2014.  This investment was accounted for under the equity method from the date of investment until June 2016 when the Company chose for its representative not to stand for re-election as a member of the Lextar board of directors. The Company utilizes the fair value option in accounting for its investment in Lextar. The Company has determined that for its fiscal years ended June 26, 2016 and June 28, 2015, Lextar met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to file separate financial statements as an exhibit to its Annual Report on Form 10-K. As such, separate financial statements for Lextar, prepared by Lextar and audited by its independent public accounting firm, are filed as Exhibit 99.1 to the Company's Annual Report.
Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) method or an average cost method. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recognized as a component of cost of revenue. At the point of the write-down, a new lower cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower cost basis. If that inventory is subsequently sold, the sale is recorded at the actual selling price and the related costs of revenue is recorded at the new lower cost basis.
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
The Company conducts impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole, or an operation one level below an operating segment, referred to as a component. The Company has determined that its reporting units are its three operating and reportable segments.
The Company may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reportable segment’s carrying value is greater than its fair value. Such factors may include the following, among others: a significant decline in the reporting unit’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates; as well as changes in management, key personnel, strategy and customers. If the Company's qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company performs a quantitative goodwill impairment test to determine if goodwill is impaired. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill.
If the fair value of the reportable segment exceeds the carrying value of the net assets associated with the segment, goodwill is not considered impaired. If the carrying value of the net assets associated with the reportable segment exceeds the fair value of the segment, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reportable segment's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit. The Company derives a reportable segment’s fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reportable segments are analyzed, their respective fair values are reconciled back to the Company’s consolidated market capitalization.
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
Contingent Liabilities
The Company recognizes contingent liabilities when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. See Note 14, “Commitments and Contingencies,” for a discussion of loss contingencies in connection with pending and threatened litigation. The Company expenses as incurred the costs of defending legal claims against the Company.
Revenue Recognition
The Company recognizes product revenue when the earnings process is complete, as evidenced by persuasive evidence of an arrangement (typically in the form of a purchase order), when the sales price is fixed or determinable, collection of revenue is reasonably assured, and title and risk of loss have passed to the customer.
The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. The Company estimates an allowance for anticipated sales returns based upon an analysis of historical sales returns and other relevant data. The Company recognizes an allowance for non-conforming returns at the time of sale as a reduction of product revenue. The Company recognizes a liability for product warranty claims at the time of sale as an increase to cost of revenue.

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
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in Sales, general and administrative expenses in the Consolidated Statements of Loss and amounted to approximately $7.6 million, $13.0 million, and $12.6 million for the years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively.

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
Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 24, 2018 and June 25, 2017 due to the short-term nature of these instruments.
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
The Company will adopt the modified retrospective method allowed by this standard effective June 25, 2018, and is continuing to evaluate the expected impact of the standard. The impact of the new standard will be finalized upon adoption in the first quarter of 2019 and is therefore subject to change.
Leases
In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842), and ASU 2018-10: Codification Improvements to Topic 842, Leases. These ASU’s require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For income statement purposes, leases are still required to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The effective date will be the first quarter of the Company's fiscal year ending June 28, 2020, using a modified retrospective approach. The Company is currently analyzing the impact of this new pronouncement.
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
The Company's adoption of this ASU did not have a material impact on its consolidated statements. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company's income statement for the reporting period in which they occur. This could result in increased volatility in the Company's effective tax rates. For the twelve months ended June 24, 2018, the Company did not recognize a discrete event related to the excess tax benefits from stock-based compensation due to a full U.S. valuation allowances on the impact. The Company plans to continue its existing practice of estimating expected forfeitures in determining compensation cost.
Goodwill Impairment Testing
In January 2017, the FASB issued ASU No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Additionally, the ASU removes the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted this standard in the third quarter of the fiscal year ending June 24, 2018.

Note 3 – Joint Venture
Effective July 17, 2017, the Company entered into a Shareholders Agreement with San’an Optoelectronics Co., Ltd. (San’an) and Cree Venture LED Company Limited (Cree Venture LED) pursuant to which the Company and San’an funded their contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED.  The Company contributed $5.1 million of cash for a 51% ownership interest and San’an contributed $4.9 million of cash for a 49% ownership interest.  Cree Venture LED has a five-member board of directors, three of which were designated by the Company and two of which were designated by San’an. As a result of the Company's majority voting interest, the Company consolidates the operations of Cree Venture LED and reports its revenue and gross profit within the Company's LED Products segment. The Company classifies the 49% ownership interest held by San'an as "Noncontrolling interest" on the consolidated balance sheet. During the fiscal year ended June 24, 2018, the noncontrolling interest increased by $45 thousand for its share of net income from Cree Venture LED. There were no other changes in the noncontrolling interest.
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

Note 4 – Acquisition
Infineon Radio Frequency Power Business
On March 6, 2018, the Company acquired certain assets of the Infineon Radio Frequency Power Business (RF Power), pursuant to an asset purchase agreement with Infineon in exchange for a base purchase price of $429 million, subject to certain adjustments. As part of the agreement, the Company paid $427 million of cash on the purchase date and agreed to purchase certain additional non-U.S. property and equipment related to the RF Power business from Infineon for approximately $2 million, which was completed during the fourth quarter of fiscal 2018. The acquisition allows the Company to expand its product portfolio into the wireless market.
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

Assets:
Inventories	$22,500
Property and equipment	11,722
Other receivables	433
Intangible assets	149,000
Goodwill	248,957
Total Assets	432,612
Liabilities assumed:
Accounts payable	(39)
Accrued expenses and liabilities	(3,411)
Total liabilities assumed	(3,450)
Net assets acquired	$429,162
As noted above, the valuation of acquired intangible assets is preliminary as of June 24, 2018. Similarly, the amortization periods are preliminary until the valuation is finalized. The preliminary amortization periods for intangible assets acquired are as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Lease agreement	$1,000	10
Customer relationships	92,000	15
Developed technology	44,000	14
Non-compete agreements	12,000	4
Total identifiable intangible assets	$149,000
Goodwill largely consists of the manufacturing and other synergies of the combined companies, and the value of the assembled workforce. The weighted average amortization periods for intangibles was 13.8 years For tax purposes, in accordance with Section 197 of the Internal Revenue Code of 1986, as amended (the IRC), $245.0 million of goodwill will be amortized over 15 years.
The assets, liabilities, and operating results of the RF Power business have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, the RF Power business's results from operations are reported as part of the Company's Wolfspeed segment. The results of the RF Power business reflected in the Company's Consolidated Statements of Loss for the Fiscal Year ended June 24, 2018 from the date of acquisition (March 6, 2018) are as follows (in thousands):

Amount
Revenue	$28,953
Net loss	($11,735)
The Company incurred total transaction costs related to the acquisition of approximately $3.7 million. Substantially all of these costs were included in Operating Expenses in the Consolidated Statements of Loss in fiscal 2018 in accordance with U.S. GAAP.
Pro Forma Financial Information
The following supplemental pro forma information (in thousands, except per share data) presents the consolidated financial results as if the RF Power transaction had occurred at the beginning of fiscal 2017:

	Twelve Months Ended
	June 24, 2018	June 25, 2017
Revenue	$1,559,099	$1,580,605
Net loss	(284,929)	(108,750)
Loss per share, basic	$(2.86)	$(1.10)
Loss per share, diluted	$(2.86)	$(1.10)
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the RF Power business to give effect to events and transactions that are directly attributable to the RF Power business transactions, including the elimination of sales by the Company to the RF Power business prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property and equipment and intangible assets had been applied at the beginning of the 2017 fiscal year, together with the consequential tax effects. Excluded from the pro forma net loss and the loss per share amounts for the twelve months ended June 24, 2018, but included in the pro forma net loss and the the loss per share amounts for the twelve months ended June 25, 2017, are one-time acquisition costs attributable to the RF Power business of $3.7 million. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2017 fiscal year, nor is it indicative of any future results.

Arkansas Power Electronics International, Inc.
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments.  In addition, if certain goals were achieved over the subsequent two years, additional cash payments totaling up to $4.6 million may be made to the former APEI shareholders.  Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first-year goals. Payments totaling $1.9 million were made to the former APEI shareholders in July 2017 based on achievement of the second-year goals. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville).  Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Wolfspeed segment.
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
Goodwill largely consists of expansion of product offerings of power modules and power electronics applications, manufacturing and other synergies of the combined companies, and the value of the assembled workforce. The weighted average amortization period for intangibles was 7.9 years.
The assets, liabilities and operating results of APEI have been included in the Company's consolidated financial statements from the date of acquisition and are not significant to the Company as a whole.
Note 5 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	June 24, 2018	June 25, 2017
Billed trade receivables	$215,077	$205,516
Unbilled contract receivables	966	912
	216,043	206,428
Allowance for sales returns, discounts and other incentives	(56,800)	(49,425)
Allowance for bad debts	(5,368)	(8,611)
Accounts receivable, net	$153,875	$148,392
The following table summarizes the changes in the Company’s allowance for sales returns, discounts and other incentives (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Balance at beginning of period	$49,425	$48,710	$58,094
Current period claims	(184,022)	(191,325)	(163,523)
Provision for sales returns, discounts and other incentives	191,397	192,040	154,139
Balance at end of period	$56,800	$49,425	$48,710

The following table summarizes the changes in the Company’s allowance for bad debts (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Balance at beginning of period	$8,611	$5,505	$4,941
Current period provision	1,060	3,541	564
Write-offs, net of recoveries	(4,303)	(435)	—
Balance at end of period	$5,368	$8,611	$5,505
Inventories
The following table summarizes the components of inventories (in thousands):

	June 24, 2018	June 25, 2017
Raw material	$95,890	$73,410
Work-in-progress	104,300	100,402
Finished goods	95,825	110,573
Inventories	$296,015	$284,385
Property and Equipment, net
The following table summarizes the components of property and equipment, net (in thousands):

	June 24, 2018	June 25, 2017
Furniture and fixtures	$14,175	$14,567
Land and buildings	439,534	399,305
Machinery and equipment	1,229,857	1,185,119
Aircraft and vehicles	2,013	11,138
Computer hardware/software	54,024	46,677
Leasehold improvements and other	8,171	6,972
Construction in progress	211,758	162,450
Property and equipment, gross	1,959,532	1,826,228
Accumulated depreciation	(1,298,213)	(1,244,965)
Property and equipment, net	$661,319	$581,263
Depreciation of property and equipment totaled $110.6 million, $110.7 million and $118.8 million for the years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively.
During the years ended June 24, 2018, June 25, 2017 and June 26, 2016, the Company recognized approximately $7.9 million, $1.3 million and $10.3 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in Loss on disposal or impairment of long-lived assets in the Consolidated Statements of Loss.

Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	June 24, 2018	June 25, 2017
Accrued taxes	$8,053	$11,148
Accrued professional fees	4,911	5,545
Accrued warranty	15,752	13,631
Accrued other	14,812	6,654
Other current liabilities	$43,528	$36,978
Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	June 24, 2018	June 25, 2017
Currency translation gain	$5,075	$4,471
Net unrealized (loss) gain on available-for-sale securities	(4,479)	1,438
Accumulated other comprehensive income, net of taxes	$596	$5,909
Non-Operating Income (Expense), net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
(Loss) gain on sale of investments, net	($86)	$93	$238
Gain (loss) on equity investment	7,145	7,543	(15,357)
Dividends from equity investment	—	16	1,655
Interest income, net	1,827	3,696	4,472
Foreign currency gain (loss), net	2,250	2,460	(4,500)
Other, net	506	200	457
Non-operating income (expense), net	$11,642	$14,008	($13,035)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive (Loss) Income Component	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Consolidated Statements of Loss
	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Net unrealized (loss) gain on available-for-sale securities, net of taxes	($86)	$93	$238	Non-operating income (expense), net
	(86)	93	238	Loss before income taxes
	—	—	20	Income tax (benefit) expense
	($86)	$93	$218	Net loss

Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.
The following table summarizes short-term investments (in thousands):

	June 24, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$110,198	$17	($939)	$109,276
Corporate bonds	77,871	36	(1,150)	76,757
U.S. agency securities	3,922	—	(38)	3,884
Non-U.S. certificates of deposit	77,744	—	—	77,744
U.S. certificates of deposit	500	—	—	500
Commercial paper	—	—	—	—
Total short-term investments	$270,235	$53	($2,127)	$268,161
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	June 24, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$97,470	($861)	$3,642	($78)	$101,112	($939)
Corporate bonds	61,453	(1,088)	1,486	(62)	62,939	(1,150)
U.S. agency securities	3,884	(38)	—	—	3,884	(38)
Total	$162,807	($1,987)	$5,128	($140)	$167,935	($2,127)
Number of securities with an unrealized loss		151		6		157

The following table summarizes short-term investments (in thousands):

	June 25, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$177,890	$2,219	($68)	$180,041
Corporate bonds	175,991	1,925	(195)	177,721
U.S. agency securities	—	—	—	—
Non-U.S. certificates of deposit	120,379	—	—	120,379
U.S. certificates of deposit	—	—	—	—
Commercial paper	200	—	—	200
Total short-term investments	$474,460	$4,144	($263)	$478,341
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
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized losses on the sale of investments for the fiscal year ended June 24, 2018 of $86 thousand were included in Non-operating income (expense), net in the Consolidated Statements of Loss and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of June 24, 2018 and June 25, 2017.
The contractual maturities of short-term investments at June 24, 2018 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$24,700	$84,576	$—	$—	$109,276
Corporate bonds	22,534	54,223	—	—	76,757
U.S. agency securities	—	3,884	—	—	3,884
Non-U.S. certificates of deposit	77,744	—	—	—	77,744
U.S. certificates of deposit	500	—	—	—	500
Total short-term investments	$125,478	$142,683	$—	$—	$268,161

Note 7 – Fair Value of Financial Instruments
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of June 24, 2018, financial assets utilizing Level 1 inputs included money market funds and U.S. agency securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 24, 2018. There were no transfers between Level 1 and Level 2 during the year ended June 24, 2018.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	June 24, 2018				June 25, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Municipal bonds	$—	$—	$—	$—	$—	$1,802	$—	$1,802
Non-U.S. certificates of deposit	—	75,499	—	75,499	—	736	—	736
Money market funds	1,992	—	—	1,992	1,184	—	—	1,184
Commercial Paper	—	275	—	275	—	—	—	—
Total cash equivalents	1,992	75,774	—	77,766	1,184	2,538	—	3,722
Short-term investments:
Municipal bonds	—	109,276	—	109,276	—	180,042	—	180,042
Corporate bonds	—	76,757	—	76,757	—	177,721	—	177,721
U.S. agency securities	3,884	—	—	3,884	—	—	—	—
U.S. certificates of deposit	—	500	—	500	—	—	—	—
Commercial paper	—	—	—	—	—	200	—	200
Non-U.S. certificates of deposit	—	77,744	—	77,744	—	120,378	—	120,378
Total short-term investments	3,884	264,277	—	268,161	—	478,341	—	478,341
Other long-term investments
Common stock of non-U.S. corporations	—	57,501	—	57,501	—	50,366	—	50,366
Total other long-term investments	—	57,501	—	57,501	—	50,366	—	50,366
Total assets	$5,876	$397,552	$—	$403,428	$1,184	$531,245	$—	$532,429

Note 8 – Goodwill and Intangible Assets
Goodwill
The Company’s reporting units for goodwill impairment testing are:

•	Wolfspeed

•	LED Products

•	Lighting Products
Based on the revision of the Company's long-range business strategy that was announced February 26, 2018, the Company determined there was a triggering event and performed an impairment test in connection with the preparation of its financial statements for the period ended March 25, 2018. The Company derived the Lighting Products reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The Company utilized a discount rate from the capital asset pricing model for the discounted cash flow analysis. The Company recognized a $247.5 million impairment charge in the fiscal third quarter as a result of the impairment test.
As of the first day of the fourth quarter of fiscal 2018, the Company performed a qualitative impairment test for LED Products segment and Wolfspeed segment and concluded that it is more likely than not that the fair value of its reporting units exceed their carrying amounts and a quantitative test was not required.

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
Goodwill by reporting unit as of June 24, 2018 was as follows (in thousands):

	Wolfspeed	LED Products	Lighting Products	Consolidated Total
Balance at June 25, 2017	$100,769	$180,278	$337,781	$618,828
Acquisition	248,957	—	—	$248,957
Goodwill impairment charges	—	—	(247,455)	($247,455)
Balance at June 24, 2018	$349,726	$180,278	$90,326	$620,330
Intangible Assets
The following table presents the components of intangible assets, net (in thousands):

	June 24, 2018			June 25, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$233,420	($92,770)	$140,650	$141,420	($84,673)	$56,747
Developed technology	226,728	(154,467)	72,261	181,728	(132,747)	48,981
Non-compete agreements	22,475	(11,386)	11,089	10,475	(10,398)	77
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	159,297	(72,923)	86,374	151,985	(63,155)	88,830
Total intangible assets with finite lives	642,440	(332,066)	310,374	486,128	(291,493)	194,635
Trade names, indefinite-lived	79,680		79,680	79,680		79,680
Total intangible assets	$722,120	($332,066)	$390,054	$565,808	($291,493)	$274,315
Total amortization of finite-lived intangible assets was $43.3 million, $39.8 million and $40.4 million for the years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively. Beginning in the third quarter of fiscal 2016, the Company started amortizing IPR&D assets acquired in the APEI acquisition that were completed during the respective period.
As of the first day of the fourth quarter of fiscal 2018, the Company performed a step one quantitative impairment assessment on each of the Company’s indefinite-lived trade names.  The Company determined that the fair value of each indefinite-lived trade name was greater than its carrying value and therefore a step two quantitative impairment assessment was not required.
The Company invested $10.1 million, $12.4 million and $14.4 million for the years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively, for patent and licensing rights. For the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, the Company recognized $1.0 million, $1.2 million and $6.7 million, respectively, in impairment charges related to its patent portfolio.

Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 30, 2019	$38,281
June 28, 2020	32,826
June 27, 2021	31,379
June 26, 2022	28,038
June 25, 2023	22,809
Thereafter	157,041
Total future amortization expense	$310,374
Note 9 – Long-term Debt
As of June 24, 2018 the Company had a $500 million secured revolving line of credit pursuant to a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022. The revolving line of credit was amended and restated during the fiscal year ended June 24, 2018 to extend the maturity date by two years to January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the Consolidated Balance Sheets. At June 24, 2018, the Company had $292 million outstanding under the Credit Agreement and $167.4 million available for borrowing. For the year ended June 24, 2018, the average interest rate under the Credit Agreement was 2.47%. The average commitment fee percentage for the Credit Agreement was 0.11% for the year ended June 24, 2018. For the year ended June 25, 2017, the average interest rate under the Credit Agreement was 1.56%. The average commitment fee percentage for the Credit Agreement was 0.11% for the year ended June 25, 2017. The Company was in compliance with all covenants in the Credit Agreement at June 24, 2018.
Note 10 – Shareholders’ Equity
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
During fiscal 2018, the Company repurchased no shares of its common stock under the program. The repurchase program could be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. From the inception of the predecessor stock repurchase program in January 2001 through June 24, 2018, the Company has repurchased 38.7 million shares of its common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion.
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

At June 24, 2018, the Company had reserved a total of approximately 18.0 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	6,287
For vesting of outstanding stock units	3,631
For future equity awards under 2013 Long-Term Incentive Compensation Plan	6,077
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	57
For future issuance to employees under the 2005 Employee Stock Purchase Plan	1,949
Total common shares reserved	18,001
Note 11 – Loss Per Share
The following table presents the computation of basic loss per share (in thousands, except per share amounts):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Basic:
Net loss	($279,968)	($98,118)	($21,536)
Weighted average common shares	99,530	98,487	101,783
Basic loss per share	($2.81)	($1.00)	($0.21)
The following computation reconciles the differences between the basic and diluted loss per share presentations (in thousands, except per share amounts):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Diluted:
Net loss	($279,968)	($98,118)	($21,536)
Weighted average common shares - basic	99,530	98,487	101,783
Weighted average common shares - diluted	99,530	98,487	101,783
Diluted loss per share	($2.81)	($1.00)	($0.21)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted loss per share. For the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, there were 4.1 million, 11.4 million and 11.4 million, respectively, of potential common shares not included in the calculation of diluted loss per share because their effect was anti-dilutive.
Note 12 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 24, 2018, there were 6.3 million shares authorized for issuance under the plan and 6.1 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.

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
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 24, 2018, there were 7.0 million shares authorized for issuance under the ESPP, as amended, with 1.9 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity as of June 24, 2018 and changes during the fiscal year then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value
Outstanding at June 25, 2017	10,604	$38.27
Granted	53	24.66
Exercised	(2,684)	29.08
Forfeited or expired	(1,686)	47.57
Outstanding at June 24, 2018	6,287	$39.58	3.13	$63,493
Vested and expected to vest at June 24, 2018	6,214	$39.75	3.10	$61,864
Exercisable at June 24, 2018	4,929	$43.59	2.64	$32,795
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 22, 2018 (the last trading day of fiscal 2018) of $47.66 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 24, 2018. As of June 24, 2018, there was $5.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.90 years.
The following table summarizes information about stock options outstanding and exercisable at June 24, 2018 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $30.92	2,670	3.83	$25.92	1,314	$26.87
$30.93 to $43.94	100	2.97	36.72	98	36.85
$43.95 to $45.13	1,729	3.11	45.13	1,729	45.13
$45.14 to $54.26	95	2.47	48.63	95	48.63
$54.27 to $75.55	1,693	2.11	55.10	1,693	55.10
Total	6,287			4,929

Other information pertaining to the Company’s stock option awards is as follows (in thousands, except per share data):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Weighted average grant date fair value per share of options	$8.02	$8.20	$8.79
Total intrinsic value of options exercised	$24,347	$344	$838
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of June 24, 2018 and changes during the year then ended is as follows (in thousands, except number of shares and units):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2017	2,412	$26.74
Granted	2,614	28.00
Vested	(700)	29.12
Forfeited	(637)	24.71
Nonvested at June 24, 2018	3,689	$27.53
As of June 24, 2018, there was $63.7 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.53 years.
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

Total stock-based compensation expense was as follows (in thousands):

	Fiscal Years Ended
Income Statement Classification:	June 24, 2018	June 25, 2017	June 26, 2016
Cost of revenue, net	$7,372	$10,427	$12,394
Research and development	8,383	10,619	13,842
Sales, general and administrative	27,448	26,679	32,492
Total stock-based compensation expense	$43,203	$47,725	$58,728
The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
Stock Option Grants:	June 24, 2018	June 25, 2017	June 26, 2016
Risk-free interest rate	1.75%	1.06%	1.18%
Expected life, in years	4.00	3.80	3.66
Expected volatility	38.6%	42.4%	43.3%
Dividend yield	—	—	—
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
Note 13 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC Topic 740 - Income Taxes. The Company has included preliminary estimates for the impact of the Tax Legislation, consistent with SAB 118, in our audited financial statements within this Annual Report. These preliminary estimates may be impacted by a number of additional considerations, including, but not limited to, the issuance of authoritative guidance and final regulations and the Company's ongoing analysis of the new law. The Company will complete its accounting for the Tax Legislation consistent with the measurement period provided in SAB 118.
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
The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system, the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. As of June 24, 2018, the Company estimates the deemed repatriation will result in $13.3 million of additional U.S. income tax, a decrease of $0.8 million from the estimate as of March 25, 2018. There is no impact to the Company's effective income tax rate as a result of the change in estimated deemed repatriation tax as the Company continues to expect it will fully offset the additional tax through the utilization of tax credits. This preliminary estimate was impacted by the Company's actual earnings for the fiscal year ended June 24, 2018.
The following were the components of loss before income taxes (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Domestic	($348,117)	($43,195)	($45,278)
Foreign	30,672	38,531	21,772
Total loss before income taxes	($317,445)	($4,664)	($23,506)
The following were the components of income tax (benefit) expense (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Current:
Federal	($2,263)	$10,304	$5,347
Foreign	5,670	7,332	7,278
State	576	900	1,244
Total current	3,983	18,536	13,869
Deferred:
Federal	(44,070)	68,199	(26,086)
Foreign	5,536	190	12,340
State	(2,971)	6,529	(2,093)
Total deferred	(41,505)	74,918	(15,839)
Income tax (benefit) expense	($37,522)	$93,454	($1,970)
Actual income tax (benefit) expense differed from the amount computed by applying the U.S. federal tax rate of 28.3% to pre-tax earnings as a result of the following (in thousands, except percentages):

	Fiscal Years Ended
	June 24, 2018	% of Loss	June 25, 2017	% of Loss	June 26, 2016	% of Income
Federal income tax provision at statutory rate	($89,863)	28.3%	($1,632)	35%	($8,227)	35%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(7,148)	2%	(727)	16%	(748)	3%
State tax credits	(82)	—%	(69)	1%	(269)	1%
Tax exempt interest	(1,182)	—%	(1,243)	27%	(2,019)	9%
48C investment tax credit	(1,732)	1%	(4,383)	94%	(4,334)	18%
Increase (decrease) in tax reserve	116	—%	(3,587)	77%	(80)	—%
Research and development credits	(2,168)	1%	(1,728)	37%	(2,138)	9%
Foreign tax credit	(39,951)	13%	(1,114)	24%	(954)	4%
Increase in valuation allowance	17,334	(5)%	108,077	(2,318)%	9,286	(39)%
Stock-based compensation	9,238	(3)%	1,389	(30)%	1,346	(6)%
Statutory rate differences	(2,255)	1%	(5,162)	111%	2,748	(12)%
Foreign earnings taxed in U.S.	52,699	(17)%	1,313	(28)%	1,165	(5)%
Foreign currency fluctuations	(1,288)	—%	841	(18)%	748	(3)%
Other foreign adjustments	(554)	—%	715	(15)%	13	—%
Net operating loss carryback	(138)	—%	494	(11)%	238	(1)%
Provision to return adjustments	(41)	—%	165	(4)%	(10)	—%
Tax on distributable foreign earnings	5,408	(2)%	—	—%	—	—%
Impact of rate changes	11,183	(4)%	—	—%	—	—%
Expiration of state credits	1,350	—%	—	—%	—	—%
Goodwill impairment	11,060	(3)%	—	—%	—	—%
Other	492	—%	105	(2)%	1,265	(5)%
Income tax (benefit) expense	($37,522)	12%	$93,454	(2,004)%	($1,970)	8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 24, 2018	June 25, 2017
Deferred tax assets:
Compensation	$3,259	$3,029
Inventories	16,868	21,042
Sales return reserve and allowance for bad debts	6,927	8,480
Warranty reserve	8,406	10,340
Federal and state net operating loss carryforwards[1]	10,124	19,122
Federal credits	49,054	13,425
State credits	3,521	3,507
48C investment tax credits	28,007	23,525
Investments	695	796
Stock-based compensation	21,341	46,922
Deferred revenue	2,613	3,262
Other	1,552	2,522
Total gross deferred assets	152,367	155,972
Less valuation allowance	(127,443)	(107,544)
Deferred tax assets, net	24,924	48,428
Deferred tax liabilities:
Property and equipment	(15,052)	(7,443)
Intangible assets	(2,279)	(73,692)
Investments[1]	—	(1,448)
Prepaid taxes and other	(902)	(1,461)
Foreign earnings recapture	(1,888)	(2,481)
Taxes on unremitted foreign earnings	(1,408)	—
Total gross deferred liability	(21,529)	(86,525)
Deferred tax asset (liability), net	$3,395	($38,097)
(1) The deferred tax asset related to federal and state net operating loss carryforwards as of June 25, 2017 includes a $2.7 million deferred tax reclassified from the deferred tax liability related to Investments as of June 25, 2017.
The components giving rise to the net deferred tax assets (liabilities) have been included in the Consolidated Balance Sheets as follows (in thousands):

	Balance at June 24, 2018
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$—	$—	$—	($2,061)
Foreign income taxes	—	6,451	—	(995)
Total net deferred tax assets (liabilities)	$—	$6,451	$—	($3,056)

	Balance at June 25, 2017
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent
U.S. federal income taxes	$—	$—	$—	($49,103)
Foreign income taxes	—	11,763	—	(757)
Total net deferred tax assets (liabilities)	$—	$11,763	$—	($49,860)
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets. The Company reassessed the need for a full valuation allowance against its U.S. deferred tax assets due to the Tax Legislation and the acquisition of the RF Power assets and concluded that a full valuation allowance is still necessary. As of June 25, 2017, the U.S. valuation allowance was $101.8 million. For the fiscal year ended June 24, 2018, the Company increased the U.S. valuation allowance by $20.4 million due to the impact of the Tax Legislation offset by the creation of U.S. deferred tax assets upon the impairment of goodwill. As of June 25, 2017, the Luxembourg valuation allowance was $5.8 million. For the fiscal year ended June 24, 2018, the Company reduced this valuation allowance by $0.6 million due to year-to-date income in Luxembourg.
As of June 24, 2018, the Company had approximately $25.2 million of foreign net operating loss carryovers, of which $20.3 million are offset by a valuation allowance. $24.8 million of the Company’s foreign net operating loss carryovers have no carry forward limitation. The remaining $0.4 million of the foreign net operating loss carryovers will begin to expire in fiscal 2023. As of June 24, 2018, the Company had approximately $96 million of state net operating loss carryovers which are fully offset by a valuation allowance. Additionally, the Company had $78.7 million of federal and $4.7 million of state income tax credit carryforwards which are fully offset by a valuation allowance. The state net operating loss carryovers will begin to expire in fiscal 2019. The federal and state income tax credit carryforwards will begin to expire in fiscal 2023 and fiscal 2019, respectively.
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
As of June 25, 2017 the Company’s liability for unrecognized tax benefits was $13.3 million. During the fiscal year ended June 24, 2018, the Company recognized a $4.7 million decrease to the liability for unrecognized tax benefits due to the U.S. statutory rate reduction. In addition, there was a $0.6 million increase in the unrecognized tax benefits due to uncertainty regarding state depreciation deductions and a $0.4 million decrease following statute expirations. As a result, the total liability for unrecognized tax benefits as of June 24, 2018 was $8.7 million. If any portion of this $8.7 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.8 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Balance at beginning of period	$13,338	$17,727	$17,795
Decrease related to current year change in law	(4,731)	—	—
Increases related to prior year tax positions	634	—	617
Decreases related to prior year tax positions	(73)	(100)	(530)
Settlements with tax authorities	(54)	(608)	—
Expiration of statute of limitations for assessment of taxes	(369)	(3,681)	(155)
Balance at end of period	$8,745	$13,338	$17,727

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Income tax (benefit) expense line item in the Consolidated Statements of Loss. Total interest and penalties accrued were as follows (in thousands):

	June 24, 2018	June 25, 2017
Accrued interest and penalties	$25	$2
Total interest and penalties recognized were as follows (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Recognized interest and penalties (benefit)	$23	$7	($15)
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2015. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2014. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2008 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 24, 2018, the Company has approximately $262.5 million of undistributed earnings for certain non-U.S. subsidiaries. During the fiscal year ended June 24, 2018, the Company reevaluated its assertion to reinvest a portion of its undistributed foreign earnings in foreign operations indefinitely considering the Tax Legislation and acquisition of the RF Power assets. For the fiscal year ended June 24, 2018, the Company has determined that $244.4 million of the $262.5 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. For the fiscal year ended June 24, 2018, the Company accrued a deferred tax liability of $1.4 million for foreign income taxes expected to be withheld upon repatriation of the foreign earnings. As of June 24, 2018, the Company has not provided income taxes on the remaining undistributed foreign earnings of $18.1 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the U.S., the Company would be required to pay approximately $0.9 million in taxes on these amounts.
During the fiscal year ended June 26, 2011, the Company was awarded a tax holiday in Malaysia with respect to its manufacturing and distribution operations. This arrangement allows for 0% tax for 10 years starting in the fiscal year ended June 26, 2011. For the fiscal years 2016, 2017 and 2018, the Company did not meet the requirements for the tax holiday, and as such, no benefit has been recognized.
Note 14 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company’s product warranty liabilities (in thousands):

	Fiscal Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
Balance at beginning of period	$27,919	$21,531	$13,968
Warranties accrued in current period	23,451	32,024	19,866
Recall costs accrued in current period	—	—	5,756
Expenditures	(16,730)	(25,636)	(18,059)
Balance at end of period	$34,640	$27,919	$21,531

Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products segment, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company’s reliability estimates. As of June 24, 2018, $18.9 million of the Company’s product warranty liabilities were classified as long-term.
Lease Commitments
The Company primarily leases manufacturing, office, housing and warehousing space under the terms of non-cancelable operating leases. These leases expire at various times through June 2027. The Company recognizes net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $6.9 million, $7.0 million and $6.6 million for each of the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, respectively. Certain agreements require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments.
Future minimum rental payments as of June 24, 2018 (under leases currently in effect) are as follows (in thousands):

Fiscal Years Ending	Minimum Rental Amount
June 30, 2019	$7,022
June 28, 2020	6,443
June 27, 2021	4,856
June 26, 2022	3,390
June 25, 2023	2,870
Thereafter	788
Total future minimum rental payments	$25,369
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
Note 15 - Reportable Segments
The Company’s operating and reportable segments are:

•	Wolfspeed

•	LED Products

•	Lighting Products
The Company’s CODM reviews segment performance and allocates resources based upon segment revenue and segment gross profit.

Reportable Segments Description
Wolfspeed Segment
The Company’s Wolfspeed segment includes SiC materials, power devices and RF devices.
SiC Materials
The Company’s SiC materials products consist of crystals, bare and epitaxial wafers. The Company’s SiC materials are targeted for customers who use them to manufacture products for RF, power switching, gemstones and other applications. Corporate, government and university customers also buy SiC materials for research and development directed at RF and high-power devices.
Power Devices
The Company’s power device products consist of SiC Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs), power modules and gate driver boards. The Company's SiC power products provide increased efficiency, faster switching speeds and reduced system size and weight over comparable silicon-based power devices. Power products are sold primarily to customers and distributors for use in power supplies used in computer servers, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.
RF Devices
The Company's RF devices consist of GaN die, high-electron mobility transistors (HEMTs), monolithic microwave integrated circuits (MMICs), and laterally diffused MOSFET (LDMOS) power transistors that are optimized for next generation telecommunications infrastructure, military and other commercial applications. The Company's RF devices are made from Si, SiC and GaN and can provide improved efficiency, bandwidths and frequency of operation as compared to silicon or GaAs. The Company also provides custom die manufacturing for GaN HEMTs and MMICs that allow a customer to design its own custom RF circuits to be fabricated by the Company, or have the Company design and fabricate products that meet their specific requirements.
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
Financial Results by Reportable Segment
The table below reflects the results of the Company’s reportable segments as reviewed by the CODM for fiscal 2018, 2017 and 2016. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
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
Unallocated costs in the table below consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans, and matching contributions under the Company’s 401(k) plan. These costs were not allocated to the reportable segments' gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.
The cost of goods sold (COGS) acquisition related cost adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of acquisition, and other RF Power acquisition costs, impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2018 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by the Company's CODM when evaluating segment performance and allocating resources.

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Revenue			Gross Profit and Gross Margin
	Year Ended			Year Ended
	June 24, 2018	June 25, 2017	June 26, 2016	June 24, 2018	June 25, 2017	June 26, 2016
Wolfspeed	$328,638	$221,231	$176,338	$158,455	$103,465	$94,622
Wolfspeed gross margin				48%	47%	54%
LED Products	596,284	550,302	551,156	157,914	151,675	173,814
LED Products gross margin				26%	28%	32%
Lighting Products	568,758	701,467	889,133	108,919	196,218	238,242
Lighting Products gross margin				19%	28%	27%
Total segment reporting	$1,493,680	$1,473,000	$1,616,627	425,288	451,358	506,678
Unallocated costs				(12,221)	(16,786)	(19,604)
COGS acquisition related costs				(5,425)	—	—
Consolidated gross profit				$407,642	$434,572	$487,074
Consolidated gross margin				27%	30%	30%
Assets by Reportable Segment
Inventories are the only assets reviewed by the Company’s CODM when evaluating segment performance and allocating resources to the segments. The CODM reviews all of the Company's assets other than inventories on a consolidated basis. The following table sets forth the Company’s inventories by reportable segment for the fiscal years ended June 24, 2018 and June 25, 2017.
Unallocated inventories in the table below were not allocated to the reportable segments because the Company’s CODM does not review them when evaluating performance and allocating resources to each segment. Unallocated inventories consisted primarily of manufacturing employees’ stock-based compensation, profit sharing and quarterly or annual incentive compensation, matching contributions under the Company’s 401(k) plan, and acquisition related costs.

Inventories for each of the Company's segments were as follows (in thousands):

	June 24, 2018	June 25, 2017
Wolfspeed	$47,190	$26,453
LED Products	100,452	108,297
Lighting Products	144,193	145,710
Total segment inventories	291,835	280,460
Unallocated inventories	4,180	3,925
Consolidated inventories	$296,015	$284,385
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. The following table sets forth the percentage of revenue from external customers by geographic area:

	For the Years Ended
	June 24, 2018	June 25, 2017	June 26, 2016
United States	46%	56%	59%
China	26%	22%	20%
Europe	14%	10%	8%
South Korea	1%	2%	1%
Japan	5%	4%	4%
Malaysia	1%	1%	1%
Taiwan	1%	1%	1%
Other	6%	4%	6%
Total percentage of revenue	100%	100%	100%
The following table sets forth the Company’s tangible long-lived assets by country (in thousands):

	June 24, 2018	June 25, 2017
United States	$578,569	$483,953
China	76,386	94,022
Other	6,364	3,288
Total tangible long-lived assets	$661,319	$581,263
Note 16 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, and accounts receivable. Short-term investments consist primarily of municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors, retailers and others worldwide and generally requires no collateral.
Revenue from Arrow Electronics, Inc. represented 13%, 12% and 10% of revenue for fiscal 2018, 2017 and 2016, respectively. Arrow Electronics, Inc. is a customer of the LED Products and Wolfspeed segments.
No customers individually accounted for more than 10% of the consolidated accounts receivable balance at June 24, 2018 and June 25, 2017.

Note 17 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 24, 2018, June 25, 2017 and June 26, 2016, the Company contributed approximately $7.5 million, $7.3 million and $7.0 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
Note 18 – Related Party Transactions
In July 2010, Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix) and subsequently resigned as Chief Executive Officer in 2017 when the company was sold. Mark Swoboda is the brother of the Company’s former Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years the Company has purchased raw materials from Intematix pursuant to standard purchase orders in the ordinary course of business.
During fiscal 2018, the Company purchased $3.3 million of raw materials from Intematix, and the Company had $0.2 million outstanding payable to Intematix as of June 24, 2018. During fiscal 2017, the Company purchased $2.3 million of raw materials from Intematix, and the Company had $0.0 million outstanding payable to Intematix as of June 25, 2017.
The Company currently owns approximately 16% of the common stock of Lextar, an investment that was purchased in December 2014. As discussed in Note 1, “Business,” this investment was accounted for under the equity method from the date of investment until June 2016 when the Company chose for its representative not to stand for re-election as a member of the Lextar board of directors. During fiscal 2016, the Company purchased approximately $31.7 million of inventory from Lextar and the Company had $7.6 million outstanding payable to Lextar as of June 26, 2016.
Note 19 - Restructuring
Lighting Business Restructuring
In April 2018, the Company approved a plan to restructure the Lighting Products business. The purpose is to restructure and realign the Company's cost base with the long-range business strategy that was announced February 26, 2018. The restructuring activity is expected to be completed in the first quarter of fiscal 2019.
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Total estimated charges	Cumulative amounts incurred through fiscal year 2018	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$227	$227	Loss on disposal or impairment of long-lived assets
Severance expense	5,470	4,682	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,182	156	Sales, general and administrative expenses
Increase in inventory reserves	897	897	Sales, general and administrative expenses
Total restructuring charges	$8,776	$5,962

LED Business Restructuring
In June 2015, the Company's Board of Directors approved a plan to restructure the LED Products business. The restructuring reduced excess capacity and overhead in order to improve the cost structure moving forward. The primary components of the restructuring include the planned sale or abandonment of certain manufacturing equipment, facility consolidation and the elimination of certain positions. The restructuring activity ended in the second quarter of fiscal 2016. During fiscal 2016, the company realized $18.8 million in LED restructuring charges which were partially offset by a $1.1 million gain on the sale of long-lived assets related to the restructuring which were sold for a value in excess of their estimated net realizable value during fiscal 2016.
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Amounts incurred during fiscal year 2016	Cumulative amounts incurred through fiscal year 2016	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$15,506	$58,222	Loss on disposal or impairment of long-lived assets
Severance expense	264	2,283	Sales, general and administrative expenses
Lease termination and facility consolidation costs	3,079	4,325	Sales, general and administrative expenses
Increase in channel inventory reserves	—	26,479	Revenue, net
Increase in inventory reserves	—	11,091	Cost of revenue, net
Total restructuring charges	$18,849	$102,400
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
Note 20 - Subsequent Event
None.

Note 21 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 24, 2018 and June 25, 2017 (in thousands, except per share data):

	September 24, 2017	December 24, 2017	March 25, 2018	June 24, 2018	Fiscal Year 2018
Revenue, net	$360,398	$367,870	$355,958	$409,454	$1,493,680
Cost of revenue, net	260,066	275,267	256,902	293,803	1,086,038
Gross profit	100,332	92,603	99,056	115,651	407,642
Net (loss) income	(19,873)	13,752	(240,533)	(33,269)	(279,923)
Net (loss) income attributable to noncontrolling interest	(16)	31	44	(14)	45
Net (loss) income	(19,857)	13,721	(240,577)	(33,255)	(279,968)
(Loss) earnings per share:
Basic	($0.20)	$0.14	($2.40)	($0.33)	($2.81)
Diluted	($0.20)	$0.14	($2.40)	($0.33)	($2.81)

	September 25, 2016	December 25, 2016	March 26, 2017	June 25, 2017	Fiscal Year 2017
Revenue, net	$371,231	$401,325	$341,505	$358,939	$1,473,000
Cost of revenue, net	261,302	260,759	255,429	260,938	1,038,428
Gross profit	109,929	140,566	86,076	98,001	434,572
Net income (loss)	566	6,219	(99,013)	(5,890)	(98,118)
Earnings (loss) per share:
Basic	$—	$0.06	($1.02)	($0.06)	($1.00)
Diluted	$—	$0.06	($1.02)	($0.06)	($1.00)
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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 6, 2018 we completed the acquisition of certain assets of the Infineon Radio Frequency Power Business (RF Power). As a result, management has excluded RF Power from its assessment of internal control over financial reporting. The total assets and total revenues, excluded from management's assessment, represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year June 24, 2018.
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 24, 2018.
The effectiveness of our internal control over financial reporting as of June 24, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.
Item 9B. Other Information
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2018.
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

3.1
Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on August 19, 2002)

3.2
Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 27, 2015, filed with the Securities and Exchange Commission on January 28, 2015)

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2017, as filed with the Securities and Exchange Commission on January 24, 2018)

10.1*
2004 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 23, 2012, as filed with the Securities and Exchange Commission on October 25, 2012)

10.2*
Addendum to Form of Master Stock Option Award Agreement Terms and Conditions for Grants of Nonqualified Stock Options to Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.3*
Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.4*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.5*
Form of Master Stock Option Award Agreement for Grants of Nonqualified Stock Options (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.6*
Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.7*
Form of Master Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006, as filed with the Securities and Exchange Commission on November 2, 2006)

10.8*
Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2012, as filed with the Securities and Exchange Commission on October 17, 2012)

10.9*
Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009, as filed with the Securities and Exchange Commission on October 21, 2009)

10.10*
Amendment One to Non-Employee Director Stock Compensation and Deferral Program (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2010, as filed with the Securities and Exchange Commission on January 19, 2011)

10.11*
Form of Cree, Inc. Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 25, 2010, as filed with the Securities and Exchange Commission on October 29, 2010)

10.12*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated August 30, 2013, as filed with the Securities and Exchange Commission on September 5, 2013)

10.13*
Form of Stock Unit Award Agreement (Time-Based) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.14*
Form of Stock Unit Award Agreement (Performance-Based) (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, as filed with the Securities and Exchange Commission on October 23, 2013)

10.15*
2005 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 24, 2017, as filed with the Securities and Exchange Commission on October 24, 2017)

10.16*
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.17*
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2013, as filed with the Securities and Exchange Commission on January 22, 2014)

10.18*
Form of Master Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated August 25, 2014, filed with the Securities and Exchange Commission on August 29, 2014)

10.19*
2013 Long-Term Incentive Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated October 25, 2016, filed with the Securities and Exchange Commission on October 28, 2016)

10.20
Credit Agreement, dated January 9, 2015, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 9, 2015, filed with the Securities and Exchange Commission on January 12, 2015)

10.21
First Amendment to the Credit Agreement, dated September 10, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of the Cree, Inc., as guarantor, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2017, as filed with the Securities and Exchange Commission on January 24, 2018)

10.22
Credit Agreement Consent, dated as of July 13, 2016, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2016, as filed with the Securities and Exchange Commission on October 19, 2016)

10.23
Second Amendment to Credit Agreement, dated November 13, 2017, by and among Cree, Inc., Wells Fargo, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of the Cree, Inc., as guarantor, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated November 13, 2017, filed with the Securities and Exchange Commission on November 16, 2017)

10.24*
Notice of Grant to Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.25*
Notice of Grant to Michael E. McDevitt (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.26*
Notice of Grant to Daniel J. Castillo (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.27*
Notice of Grant to David T. Emerson (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated August 28, 2017, filed with the Securities and Exchange Commission on September 1, 2017)

10.28*
Management Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated August 23, 2016, as filed with the Securities and Exchange Commission on August 25, 2016)

10.29*	Schedule of Compensation for Non-Employee Directors

10.30*
Form of Performance Share Award Agreement - Section 16 Officer (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.31
Termination Agreement, dated as of March 6, 2017, by and between Cree, Inc. and Infineon Technologies AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, March 6, 2017, filed with the Securities and Exchange Commission on March 7, 2017)

10.32*
Separation, General Release and Consulting Agreement, dated May 18, 2017, between Cree, Inc. and Charles M. Swoboda (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 18, 2017, as filed with the Securities and Exchange Commission on May 24, 2017)

10.33*
Change in Control Agreement for Chief Executive Officer, dated September 22, 2017, between Cree, Inc. and Gregg A. Lowe (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 27, 2017, as filed with the Securities and Exchange Commission on September 28, 2017)

10.34*
First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated April 30, 2018, as filed with the Securities and Exchange Commission on May 4, 2018)

10.35*
Notice of Grant to Gregg A. Lowe, dated September 27, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 27, 2017, as filed with the Securities and Exchange Commission on September 28, 2017)

10.36*
Form of Stock Unit Award Agreement (Performance-Based) for Gregg A. Lowe (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated September 27, 2017, as filed with the Securities and Exchange Commission on September 28, 2017)

10.37*
Separation and General Release Agreement with Daniel J. Castillo, dated December 21, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2017, as filed with the Securities and Exchange Commission on January 24, 2018)

10.38*
Cree Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, effective as of April 30, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 30, 2018, as filed with the Securities and Exchange Commission on May 4, 2018)

10.39*
Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated April 30, 2018, as filed with the Securities and Exchange Commission on May 4, 2018)

10.40*
Separation, General Release and Consulting Agreement, dated June 7, 2018, between Cree, Inc. and Michael E. McDevitt (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 5, 2018, as filed with the Securities and Exchange Commission on June 7, 2018)

10.41*	Form of Stock Unit Award Agreement (Performance-Based)

10.42*	Form of Stock Unit Award Agreement (Time-Based)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Audited financial statements of Lextar Electronics Corporation as of and for the years ended December 31, 2015 and 2014.

101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Loss; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements

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

CREE, INC.
Date:	August 20, 2018

By:	/s/ Gregg A. Lowe
Gregg A. Lowe
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Chief Executive Officer and President	August 20, 2018
Gregg A. Lowe

/s/ MICHAEL E. MCDEVITT	Executive Vice President and Chief Financial Officer	August 20, 2018
Michael E. McDevitt	(Principal Financial and Chief Accounting Officer)

/s/ ROBERT A. INGRAM	Chairman and Director	August 20, 2018
Robert A. Ingram

/s/ CLYDE R. HOSEIN	Director	August 20, 2018
Clyde R. Hosein

/s/ DARREN R. JACKSON	Director	August 20, 2018
Darren R. Jackson

/s/ C. HOWARD NYE	Director	August 20, 2018
C. Howard Nye

/s/ JOHN B. REPLOGLE	Director	August 20, 2018
John B. Replogle

/s/ THOMAS H. WERNER	Director	August 20, 2018
Thomas H. Werner

/s/ ANNE C. WHITAKER	Director	August 20, 2018
Anne C. Whitaker