Form 10-K/A
period 2018-06-24
CREE INC
filed 2018-08-21
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K/A
(Amendment No. 1)
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
__________________________________________

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") hereby amends the Registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 2018 ("Original Form 10-K”), filed with the U.S. Securities and Exchange Commission on August 20, 2018. This Amendment No. 1 is being filed solely to include Exhibit 10.29 - Schedule of Compensation for Non-Employee Directors, to the Form 10-K/A, which was inadvertently omitted in the original filing of the Form 10-K, and to hyper-link Exhibit 10.29 in the Exhibit List under Item 15 of this Amendment No. 1.
This Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Part IV
Item 15. Exhibits and Financial Statements Schedules
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

10.20*
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

10.21*
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

10.22*
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

10.23*
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

10.29*	Schedule of Compensation for Non-Employee Directors +

10.30*
Form of Performance Share Award Agreement - Section 16 Officer (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, as filed with the Securities and Exchange Commission on October 21, 2015)

10.31*
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

10.41*	Form of Stock Unit Award Agreement (Performance-Based) ++

10.42*	Form of Stock Unit Award Agreement (Time-Based) ++

21.1	Subsidiaries of the Company ++

23.1	Consent of PricewaterhouseCoopers LLP ++

23.2	Consent of KPMG ++

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

99.1**	Audited financial statements of Lextar Electronics Corporation as of and for the years ended December 31, 2015 and 2014. ++

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

+	Filed herewith

++	Previously Filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2018	/s/ MICHAEL E. MCDEVITT
Michael E. McDevitt
Executive Vice President and Chief Financial Officer