Form 10-Q
period 2018-09-23
CREE INC
filed 2018-10-17
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2018
or
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
Yes [ X ] No [    ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [ X ] No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 12, 2018, was 102,559,333.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 23, 2018

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 23, 2018	June 24, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$336,317	$118,924
Short-term investments	329,223	268,161
Total cash, cash equivalents and short-term investments	665,540	387,085
Accounts receivable, net	207,565	153,875
Income tax receivable	2,837	2,434
Inventories	306,389	296,015
Prepaid expenses	26,674	28,310
Other current assets	20,793	20,191
Current assets held for sale	—	2,180
Total current assets	1,229,798	890,090
Property and equipment, net	668,299	661,319
Goodwill	620,330	620,330
Intangible assets, net	381,396	390,054
Other long-term investments	50,240	57,501
Deferred income taxes	5,713	6,451
Other assets	11,838	11,800
Total assets	$2,967,614	$2,637,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$147,214	$151,307
Accrued salaries and wages	56,552	53,458
Income taxes payable	137	—
Accrued contract liabilities (Note 2)	51,250	—
Other current liabilities	38,443	43,528
Total current liabilities	293,596	248,293
Long-term liabilities:
Long-term debt	—	292,000
Convertible notes, net	452,590	—
Deferred income taxes	2,331	3,056
Other long-term liabilities	20,399	22,115
Total long-term liabilities	475,320	317,171
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 23, 2018 and June 24, 2018; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 23, 2018 and June 24, 2018; 102,520 issued and outstanding at September 23, 2018 and 101,488 shares issued and outstanding at June 24, 2018	128	127
Additional paid-in-capital	2,676,506	2,549,123
Accumulated other comprehensive income, net of taxes	664	596
Accumulated deficit	(483,478)	(482,710)
Total shareholders’ equity	2,193,820	2,067,136
Non-controlling interest	4,878	4,945
Total liabilities and equity	$2,967,614	$2,637,545
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF LOSS

	Three Months Ended
	September 23, 2018	September 24, 2017
	(In thousands, except per share amounts)
Revenue, net	$408,267	$360,398
Cost of revenue, net	280,099	260,066
Gross profit	128,168	100,332
Operating expenses:
Research and development	45,965	41,859
Sales, general and administrative	72,690	62,964
Amortization or impairment of acquisition-related intangibles	8,495	6,792
Loss on disposal or impairment of long-lived assets	493	2,825
Total operating expenses	127,643	114,440
Operating income (loss)	525	(14,108)
Non-operating expense, net	(9,505)	(1,068)
Loss before income taxes	(8,980)	(15,176)
Income tax expense	2,154	4,697
Net loss	($11,134)	($19,873)
Net loss attributable to non-controlling interest	(67)	(16)
Net loss attributable to controlling interest	($11,067)	($19,857)
Loss per share:
Basic	($0.11)	($0.20)
Diluted	($0.11)	($0.20)
Weighted average shares used in per share calculation:
Basic	101,884	97,811
Diluted	101,884	97,811
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	September 23, 2018	September 24, 2017
	(In thousands)
Net loss	($11,134)	($19,873)
Other comprehensive income:
Currency translation gain	343	1,642
Net unrealized loss on available-for-sale securities, net of tax benefit of $0 and $0, respectively	(275)	(39)
Other comprehensive income:	68	1,603
Comprehensive loss	(11,066)	(18,270)
Net loss attributable to non-controlling interest	(67)	(16)
Comprehensive loss attributable to controlling interest	($10,999)	($18,254)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling interest	Total Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 24, 2018	101,488	$127	$2,549,123	($482,710)	$596	$2,067,136	$4,945	$2,072,081
Net loss	—	—	—	(11,067)	—	(11,067)	(67)	(11,134)
Currency translation gain, net of tax benefit of $0	—	—	—	—	343	343	—	343
Unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	—	(275)	(275)	—	(275)
Comprehensive loss						(10,999)	(67)	(11,066)
Income tax expense from stock option exercises	—	—	(10,828)	—	—	(10,828)	—	(10,828)
Stock-based compensation	—	—	12,117	—	—	12,117	—	12,117
Exercise of stock options and issuance of shares	1,032	1	15,491	—	—	15,492	—	15,492
Adoption of ASC 606	—	—	—	10,299	—	10,299	—	10,299
Convertible note issuance	—	—	110,603	—	—	110,603	—	110,603
Contributions from non-controlling interests	—	—	—	—	—	—	—	—
Balance at September 23, 2018	102,520	$128	$2,676,506	($483,478)	$664	$2,193,820	$4,878	$2,198,698

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling interest	Total Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 25, 2017	97,674	$121	$2,419,517	($202,742)	$5,909	$2,222,805	—	$2,222,805
Net loss	—	—	—	(19,857)	—	(19,857)	(16)	(19,873)
Currency translation gain, net of tax benefit of $0	—	—	—	—	1,642	1,642	—	1,642
Unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	—	(39)	(39)	—	(39)
Comprehensive loss						(18,254)	(16)	(18,270)
Income tax expense from stock option exercises	—	—	(3,798)	—	—	(3,798)	—	(3,798)
Stock-based compensation	—	—	10,226	—	—	10,226	—	10,226
Exercise of stock options and issuance of shares	371	—	118	—	—	118	—	118
Contributions from non-controlling interests	—	—	—	—	—	—	4,900	4,900
Balance at September 24, 2017	98,045	$121	$2,426,063	($222,599)	$7,512	$2,211,097	$4,884	$2,215,981

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 23, 2018	September 24, 2017
	(In thousands)
Cash flows from operating activities:
Net loss	($11,134)	($19,873)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,812	37,400
Amortization of debt issuance costs and discount	1,786	—
Stock-based compensation	12,053	10,135
Loss on disposal or impairment of long-lived assets	494	2,824
Amortization of premium/discount on investments	787	1,310
Loss on equity investment	6,664	3,267
Foreign exchange loss (gain) on equity investment	597	(199)
Deferred income taxes	(2)	3,133
Changes in operating assets and liabilities:
Accounts receivable, net	(53,559)	(5,996)
Inventories	(10,144)	6,960
Prepaid expenses and other assets	96	9,323
Accounts payable, trade	(3,703)	6,442
Accrued salaries and wages and other liabilities	50,245	(603)
Net cash provided by operating activities	33,992	54,123
Cash flows from investing activities:
Purchases of property and equipment	(36,589)	(36,450)
Purchases of patent and licensing rights	(3,153)	(2,476)
Proceeds from sale of property and equipment	230	327
Purchases of short-term investments	(145,843)	(117,607)
Proceeds from maturities of short-term investments	58,300	119,928
Proceeds from sale of short-term investments	24,790	1,974
Net cash used in investing activities	(102,265)	(34,304)
Cash flows from financing activities:
Proceeds from issuing shares to non-controlling interest	—	4,900
Payment of acquisition-related contingent consideration	—	(1,850)
Proceeds from long-term debt borrowings	95,000	95,000
Payments on long-term debt borrowings	(387,000)	(99,000)
Proceeds from convertible notes	575,000	—
Payments of debt issuance costs	(12,938)	—
Net proceeds from issuance of common stock	15,491	119
Net cash provided by (used in) financing activities	285,553	(831)
Effects of foreign exchange changes on cash and cash equivalents	113	473
Net increase in cash and cash equivalents	217,393	19,461
Cash and cash equivalents:
Beginning of period	118,924	132,597
End of period	$336,317	$152,058
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$15,445	$18,909
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
The Company's LED Products segment's products consist of LED chips and LED components. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.
The Company's Lighting Products segment's products primarily consist of LED lighting systems and lamps. The Company designs, manufactures and sells lighting fixtures and lamps for the commercial, industrial and consumer markets.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss and cash flows at September 23, 2018, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 24, 2018 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (fiscal 2018). The results of operations for the three months ended September 23, 2018 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2019 (fiscal 2019).
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.

Recently Issued Accounting Pronouncements Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The FASB has subsequently issued multiple ASUs which amend and clarify the guidance in Topic 606. The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The Company adopted this standard on June 25, 2018. The cumulative effect of this adjustment recorded to beginning retained earnings as of June 25, 2018 was $10.3 million, and the Company did not recognize a discrete tax impact related to the opening deferred tax balance as of June 25, 2018 due to the full U.S. valuation allowance. The Company recognized a loss of revenue of approximately $1.6 million for the three months ended September 23, 2018 and expects the ongoing effect to be immaterial to the consolidated financial statements. See Note 2, "Revenue Recognition," for discussion of the impacted financial statement line items.
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
Fair Value Measurement Disclosure
In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements required for fair value measurements. The Company early adopted this standard in the first quarter of fiscal 2019.
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The Company early adopted this standard in the first quarter of fiscal 2019. There was no significant impact on the financial statements.
Recently Issued Accounting Pronouncements Pending Adoption
Leases
In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) and ASU 2018-10: Codification Improvements to Topic 842, Leases. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance in Topic 842. These ASUs requires that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For income statement purposes, leases are still required to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The effective date will be the first quarter of the Company's fiscal year ending June 28, 2020, using the modified retrospective method. The Company is currently analyzing the impact of this new pronouncement.
Note 2 – Revenue Recognition
Effective June 25, 2018, the Company adopted ASC Topic 606: “Revenue from Contracts with Customers," and all related accounting standard updates, using the modified retrospective method applied to contracts not completed as of June 25, 2018. Results for all reporting periods subsequent to adoption are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic revenue recognition policy under ASC Topic 605: “Revenue Recognition."

The Company follows a five-step approach defined by the new standard for recognizing revenue, consisting of (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
Master supply or distributor agreements are in place with the majority of the Company's customers and contain terms and conditions including, but not limited to payment, delivery, incentives, and warranty. These agreements typically do not require minimum purchase commitments. In the case an agreement is not present, the Company considers a purchase order, which is governed by the Company’s standard terms and conditions, to be a contract.
Substantially all of the Company's revenue, 98% and 96% in fiscal 2018 and 2017, respectively, is derived from product sales. Revenue is recognized at a point in time based on the Company’s evaluation of when the customer obtains control of the products, and all performance obligations under the terms of the contract are satisfied. If customer acceptance clauses are present and it cannot be objectively determined that control has been transferred based on the contract and shipping terms, revenue is only recorded when customer acceptance is received and all performance obligations have been satisfied. Sales of products typically do not include more than one performance obligation.
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration the Company expects to be entitled to in exchange for products or services. Variable consideration is recognized as a reduction of net revenue with a corresponding reserve at the time of revenue recognition, and consists primarily of sales incentives or rebates, price concessions, and return allowances. Variable consideration is estimated based on contractual terms, historical analysis of customer purchase volumes, or historical analysis using specific data for the type of consideration being assessed. The Company offers product warranties and establishes liabilities for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liability estimates are included in cost of sales in the Company’s Consolidated Statements of Loss, and further detail is presented in Note 12, "Commitments and Contingencies."
Contract liabilities primarily include deferred revenue, price protection guarantees, and various rights of return. These items were previously presented as a reduction of accounts receivable on the consolidated balance sheet. The adjustments do not impact net cash used in operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the statement of cash flows.
Practical Expedients and Exemptions
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Incidental contract costs that are not material in context of the delivery of products are expensed as incurred. Sales commissions are expensed when the amortization period is less than one year. Contract assets, such as costs to obtain or fulfill contracts, are an insignificant component of the Company’s revenue recognition process. The majority of the Company’s fulfillment costs as a manufacturer consist of inventory, fixed assets, and intangible assets, all of which are accounted for under the respective guidance for those asset types.
The Company’s accounts receivable balance represents the Company’s unconditional right to receive consideration from its customers with contracts. Payments are due within twelve months of completion of the performance obligation and invoicing, and therefore do not contain significant financing components.
Sales tax, value-added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue, and shipping and handling costs are treated as fulfillment activities and included in cost of sales in the Company’s Consolidated Statements of Loss.
Opening Balance Adjustments
The following table summarizes the impacts of adopting the new revenue standard on the Company's unaudited consolidated balance sheet (in thousands):

	Balance as of June 24, 2018	Adjustments	Opening Balance as of June 25, 2018
Assets:
Accounts Receivable	$153,875	$51,823	$205,698
Liabilities:
Accrued Contract Liabilities	—	(51,143)	(51,143)
Other Current Liabilities	(43,528)	2,535	(40,993)
Other Long-Term Liabilities	(22,115)	2,535	(19,580)
Stockholders' Equity:
Accumulated Deficit	(482,710)	10,299	(472,411)
Revenue Disaggregation
The following table presents disaggregated revenue by geography (in thousands):

	Three Months Ended
	September 23, 2018	September 24, 2017
United States	$184,130	$168,553
China	101,110	90,497
Europe	76,189	48,270
Other	46,838	53,078
Total Revenue	$408,267	$360,398
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
The acquisition of the RF Power business from Infineon was accounted for as a business combination. The assets, liabilities, and operating results of the RF Power business have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, the RF Power business's results from operations are reported as part of the Company's Wolfspeed segment. The results of the RF Power business are reflected in the Company's consolidated statements of loss for the three months ended September 23, 2018.
The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Assets:
Inventories	$22,500
Property and equipment	11,722
Other assets	433
Intangible assets	149,000
Goodwill	248,957
Total Assets	432,612
Liabilities assumed:
Accounts payable	(39)
Accrued expenses and liabilities	(3,411)
Total liabilities assumed	(3,450)
Net assets acquired	$429,162
The amortization periods for intangible assets acquired are as follows (in thousands, except for years):

	Asset Amount	Estimated Life in Years
Lease agreement	$1,000	10
Customer relationships	92,000	15
Developed technology	44,000	14
Non-compete agreements	12,000	4
Total identifiable intangible assets	$149,000
The weighted average amortization periods for intangibles was 13.8 years. Goodwill largely consists of manufacturing and other synergies of the combined companies, and the value of the assembled workforce. For tax purposes, in accordance with IRC Section 197, $245 million of goodwill will be amortized over 15 years.
The Company incurred total transaction costs related to the acquisition of approximately $0.12 million which were expensed in the first quarter of fiscal 2019 in accordance with U.S. GAAP.
Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company as if the RF Power transaction had occurred at the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

Three Months Ended
September 24, 2017
Revenue	$384,687
Net loss	(23,565)
Earnings per share, basic	$(0.24)
Earnings per share, diluted	$(0.24)
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the RF Power business to give effect to events and transactions that are directly attributable to the RF Power business transactions, including the elimination of sales by the Company to the RF Power business prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property and equipment and intangible assets had been applied at the beginning of the 2017 fiscal year, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the three months ended September 24, 2017 are one-time acquisition costs and foreign currency gains attributable to the RF Power business of $0.12 million. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the 2017 fiscal year, nor is it indicative of any future results.

Arkansas Power Electronics International, Inc.
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments. In addition, if certain goals were achieved over the subsequent two years, additional cash payments totaling up to $4.6 million were to be made to the former APEI shareholders. Payments totaling $2.8 million were made to the former APEI shareholders in July 2016 based on achievement of the first-year goals. The final payment of $1.9 million was made in July 2017 based on achievement of the second-year goals. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville). Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Wolfspeed segment.
Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	September 23, 2018	June 24, 2018
Billed trade receivables	$207,224	$215,077
Unbilled contract receivables	4,693	966
	211,917	216,043
Allowance for sales returns, discounts and other incentives	—	(56,800)
Allowance for bad debts	(4,352)	(5,368)
Accounts receivable, net	$207,565	$153,875
Inventories
The following table summarizes the components of inventories (in thousands):

	September 23, 2018	June 24, 2018
Raw material	$96,761	$95,890
Work-in-progress	101,035	104,300
Finished goods	108,593	95,825
Inventories	$306,389	$296,015
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	September 23, 2018	June 24, 2018
Accrued taxes	$8,804	$8,053
Accrued professional fees	9,059	4,911
Accrued warranty	14,977	15,752
Accrued other	5,603	14,812
Other current liabilities	$38,443	$43,528

Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	September 23, 2018	June 24, 2018
Currency translation gain	$5,419	$5,075
Net unrealized loss on available-for-sale securities	(4,755)	(4,479)
Accumulated other comprehensive income, net of taxes	$664	$596
Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net (in thousands):

	Three Months Ended
	September 23, 2018	September 24, 2017
Foreign currency (loss) gain, net	($597)	$767
Gain on sale of investments, net	—	45
Loss on equity investment, net	(6,645)	(3,267)
Interest (expense) income, net	(2,361)	1,151
Other, net	98	236
Non-operating expense, net	($9,505)	($1,068)
The change in loss on equity investment, net is due to the decrease in the Lextar Electronics Corporation (Lextar) stock price.
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Loss
	Three Months Ended
	September 23, 2018	September 24, 2017
Net unrealized gain on available-for-sale securities, net of taxes	$—	$45	Non-operating expense, net
Less income tax effect	—	—	Income tax expense
Total reclassifications	$—	$45
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

The following tables summarize short-term investments (in thousands):

	September 23, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$104,136	$2	($1,222)	$102,916
Corporate bonds	146,526	35	(1,159)	145,402
U.S. agency securities	4,667	—	(10)	4,657
U.S. treasury securities	44,294	—	(60)	44,234
Non-U.S. certificates of deposit	29,136	—	—	29,136
U.S. certificates of deposit	500	—	—	500
Variable rate demand note	400	—	—	400
Commercial paper	1,978	—	—	1,978
Total short-term investments	$331,637	$37	($2,451)	$329,223

	June 24, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$110,198	$17	($939)	$109,276
Corporate bonds	77,871	36	(1,150)	76,757
U.S. agency securities	3,922	—	(38)	3,884
U.S. treasury securities	—	—	—	—
Non-U.S. certificates of deposit	77,744	—	—	77,744
U.S. certificates of deposit	500	—	—	500
Variable rate demand note	—	—	—	—
Commercial paper	—	—	—	—
Total short-term investments	$270,235	$53	($2,127)	$268,161

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	September 23, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$84,371	($838)	$15,303	($384)	$99,674	($1,222)
Corporate bonds	106,340	(804)	12,584	(355)	118,924	(1,159)
U.S. agency securities	6,156	(10)	—	—	6,156	(10)
U.S. treasury securities	44,234	(60)	—	—	44,234	(60)
Total	$241,101	($1,712)	$27,887	($739)	$268,988	($2,451)
Number of securities with an unrealized loss		231		27		258

	June 24, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$97,470	($861)	$3,642	($78)	$101,112	($939)
Corporate bonds	61,453	(1,088)	1,486	(62)	62,939	(1,150)
U.S. agency securities	3,884	(38)	—	—	3,884	(38)
U.S. treasury securities	—	—	—	—	—	—
Total	$162,807	($1,987)	$5,128	($140)	$167,935	($2,127)
Number of securities with an unrealized loss		151		6		157
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in non-operating expense, net in the consolidated statements of loss and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of September 23, 2018 and June 24, 2018.
The contractual maturities of short-term investments as of September 23, 2018 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$23,117	$79,799	$—	$—	$102,916
Corporate bonds	61,168	84,234	—	—	145,402
U.S. agency securities	3,963	694	—	—	4,657
U.S. treasury securities	40,351	3,883	—	—	44,234
Non-U.S. certificates of deposit	28,385	751	—	—	29,136
U.S. certificates of deposit	500	—	—	—	500
Variable rate demand note	—	—	—	400	400
Commercial paper	1,978	—	—	—	1,978
Total short-term investments	$159,462	$169,361	$—	$400	$329,223

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of September 23, 2018, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, certificates of deposit, commercial paper, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 23, 2018.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	September 23, 2018				June 24, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Corporate bonds	$—	$2,499	$—	$2,499	$—	$—	$—	$—
U.S. agency securities	—	1,500	—	1,500	—	—	—	—
Non-U.S. certificates of deposit	—	136,853	—	136,853	—	75,499	—	75,499
Commercial Paper	—	2,000	—	2,000	—	275	—	275
Money market funds	10,157	—	—	10,157	1,992	—	—	1,992
Total cash equivalents	10,157	142,852	—	153,009	1,992	75,774	—	77,766
Short-term investments:
Municipal bonds	—	102,916	—	102,916	—	109,276	—	109,276
Corporate bonds	—	145,402	—	145,402	—	76,757	—	76,757
U.S. agency securities	—	4,657	—	4,657	3,884	—	—	3,884
U.S. treasury securities	44,234	—	—	44,234	—	—	—	—
U.S. certificates of deposit	—	500	—	500	—	500	—	500
Variable rate demand note	—	400	—	400	—	—	—	—
Commercial paper	—	1,978	—	1,978	—	—	—	—
Non-U.S. certificates of deposit	—	29,136	—	29,136	—	77,744	—	77,744
Total short-term investments	44,234	284,989	—	329,223	3,884	264,277	—	268,161
Other long-term investments:
Common stock of non-U.S. corporations	—	50,240	—	50,240	—	57,501	—	57,501
Total other long-term investments	—	50,240	—	50,240	—	57,501	—	57,501
Total assets	$54,391	$478,081	$—	$532,472	$5,876	$397,552	$—	$403,428
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	September 23, 2018			June 24, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$233,420	($95,862)	$137,558	$233,420	($92,770)	$140,650
Developed technology	226,728	(159,145)	67,583	226,728	(154,467)	72,261
Non-compete agreements	22,475	(12,136)	10,339	22,475	(11,386)	11,089
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	159,650	(73,414)	86,236	159,297	(72,923)	86,374
Total intangible assets with finite lives	642,793	(341,077)	301,716	642,440	(332,066)	310,374
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$722,473	($341,077)	$381,396	$722,120	($332,066)	$390,054
For the three months ended September 23, 2018, total amortization of finite-lived intangible assets was $11.7 million. For the three months ended September 24, 2017, total amortization of finite-lived intangible assets was $9.9 million.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 30, 2019 (remainder of fiscal 2019)	$27,158
June 28, 2020	32,978
June 27, 2021	31,507
June 26, 2022	28,323
June 25, 2023	23,061
Thereafter	158,689
Total future amortization expense	$301,716
Goodwill by reportable segment as September 23, 2018 was as follows (in thousands):

	Wolfspeed	LED Products	Lighting Products	Consolidated Total
Balance at September 23, 2018	$349,726	$180,278	$90,326	$620,330
Note 8 – Long-term Debt
Revolving Line of Credit
As of September 23, 2018, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At September 23, 2018, the Company had $0 outstanding under the line of credit, $500 million in available commitments under the revolving line of credit and $112 million available for borrowing under the revolving line of credit in compliance with applicable financial covenants. For the three months ended September 23, 2018, the average interest rate was 3.31%. For the three months ended September 23, 2018 the average commitment fee percentage was 0.06%. The Company was in compliance with all covenants under the revolving line of credit at September 23, 2018.
Convertible Notes
On August 24, 2018, the Company sold $500.0 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the Notes). The total net proceeds from the debt offering was approximately $562 million.

The conversion rate will initially be 16.67 shares of common stock per $1.0 thousand principal amount of Notes (equivalent to an initial conversion price of approximately $59.97 per share of common stock). The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event, or who elects to convert any Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the Notes prior to September 1, 2021. The Company may redeem for cash all or any portion of the Notes, at its option, on a redemption date occurring on or after September 1, 2021 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes relating to the Company's common stock, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2023 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election.
In accounting for the issuance of the convertible senior notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $110.6 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”), along with related issuance fees are amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 0.49%.
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	September 23, 2018	June 24, 2018
Principal	$575,000	$—
Unamortized discount and issuance costs	(122,410)	—
Net carrying amount	$452,590	$—
The net carrying amount of the equity component of the Notes is as follows (in thousands):

	September 23, 2018	June 24, 2018
Discount related to value of conversion option	$113,271	$—
Debt issuance costs	(2,680)	—
Net carrying amount	$110,591	$—
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	September 23, 2018	September 24, 2017
Interest expense	$419	$—
Amortization of discount and issuance costs	1,786	—
Total interest expense	$2,205	$—

Note 9 – Loss Per Share
The following table presents the computation of basic loss per share (in thousands, except per share amounts):

	Three Months Ended
	September 23, 2018	September 24, 2017
Net loss	($11,067)	($19,857)
Weighted average common shares	101,884	97,811
Basic loss per share	($0.11)	($0.20)
The following computation reconciles the differences between the basic and diluted loss per share presentations (in thousands, except per share amounts):

	Three Months Ended
	September 23, 2018	September 24, 2017
Net loss	($11,067)	($19,857)
Weighted average common shares - basic	101,884	97,811
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	—
Weighted average common shares - diluted	101,884	97,811
Diluted loss per share	($0.11)	($0.20)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended September 23, 2018, there were 2 million of potential common shares not included in the calculation of diluted loss per share because their effect was anti-dilutive. For the three months ended September 24, 2017, there were 10.1 million of potential common shares not included in the calculation of diluted loss per share because their effect was anti-dilutive.
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
Stock Option Awards
The following table summarizes stock option awards outstanding as of September 23, 2018 and changes during the three months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 24, 2018	6,287	$39.58
Granted	—	$—
Exercised	(473)	$32.21
Forfeited or expired	(115)	$48.23
Outstanding at September 23, 2018	5,699	$40.02
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of September 23, 2018, and changes during the three months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 24, 2018	3,689	$27.53
Granted	1,230	$48.18
Vested	(781)	$26.28
Forfeited	(104)	$28.21
Nonvested at September 23, 2018	4,034	$34.07
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
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 23, 2018	September 24, 2017
Income Statement Classification:
Cost of revenue, net	$1,872	$1,775
Research and development	2,133	2,457
Sales, general and administrative	8,048	5,903
Total stock-based compensation expense	$12,053	$10,135
Note 11 – Income Taxes
In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S. and (iii) projected tax credits generated.
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Legislation), which was enacted on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC Topic 740-Income Taxes. The Company has recorded the income tax effects of the Tax Legislation. The Company considers the following recorded effects to be complete; its re-measurement of deferred taxes, the impact on the realizability of the U.S. deferred tax assets, and withholding and other taxes on future repatriation of cash. The Company considers all other recorded effects to be provisional. These provisional tax effects may differ during the measurement period, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within fiscal 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. No such adjustments were included in income tax expense for the three months ended September 23, 2018.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets. As of June 24, 2018, the U.S. valuation allowance was $122.2 million. During the three months ended September 23, 2018, the Company decreased the U.S. valuation allowance by $26.1 million due to the deferred tax impact of the Notes issuance. As of June 24, 2018, the Luxembourg valuation allowance was $5.2 million. During the three months ended September 23, 2018, the Company increased this valuation allowance by $2.4 million due to year-to-date loss in Luxembourg.
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
As of June 24, 2018, the Company's liability for unrecognized tax benefits was $8.7 million. During the three months ended September 23, 2018, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 23, 2018 was $8.7 million. If any portion of this $8.7 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.8 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2015. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2014. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2008. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
Note 12 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 24, 2018	$34,640
Warranties accrued in current period	3,147
Expenditures	(3,100)
Balance at September 23, 2018	$34,687
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of September 23, 2018, $19.7 million of the Company's product warranty liabilities were classified as long-term.
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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three months ended September 23, 2018. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
Unallocated costs in the table below consisted primarily of manufacturing employees’ stock-based compensation, expenses for profit sharing, quarterly or annual incentive plans and matching contributions under the Company’s 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.
The cost of goods sold (COGS) acquisition related cost adjustment includes RF Power acquisition costs impacting cost of revenue for fiscal 2019. These costs were not allocated to the reportable segments' gross profit for fiscal 2019 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by the Company's CODM when evaluating segment performance and allocating resources.
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017
Revenue:
Wolfspeed revenue	$127,375	$66,154
LED Products revenue	146,802	144,520
Lighting Products revenue	134,090	149,724
Total revenue	$408,267	$360,398

Gross Profit and Gross Margin:
Wolfspeed gross profit	$60,415	$32,398
Wolfspeed gross margin	47.4%	49.0%
LED Products gross profit	41,283	38,810
LED Products gross margin	28.1%	26.9%
Lighting Products gross profit	31,058	31,883
Lighting Products gross margin	23.2%	21.3%
Total segment gross profit	132,756	103,091
Unallocated costs	(3,376)	(2,759)
COGS acquisition related costs	(1,212)	—
Consolidated gross profit	$128,168	$100,332
Consolidated gross margin	31.4%	27.8%

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

Inventories for each of the Company's segments were as follows (in thousands):

	September 23, 2018	June 24, 2018
Wolfspeed	$45,961	$47,190
LED Products	106,028	100,452
Lighting Products	146,665	144,193
Total segment inventories	298,654	291,835
Unallocated inventories	7,735	4,180
Consolidated inventories	$306,389	$296,015
Note 14 - Restructuring
Lighting Business Restructuring
In April 2018, the Company approved a plan to restructure the Lighting Products business. The purpose is to restructure and realign the Company's cost base with the long-range business strategy that was announced February 26, 2018. In September 2018, the Company revised the plan to include additional cost saving initiatives. The restructuring activity is expected to be completed in the second quarter of fiscal 2019.
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Total estimated charges	Amounts incurred through June 24, 2018	Amounts incurred through September 23, 2018	Cumulative amounts incurred through September 23, 2018	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$227	$227	$—	$227	Loss on disposal or impairment of long-lived assets
Severance expense	7,167	4,682	2,435	7,117	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,207	156	2,051	2,207	Sales, general and administrative expenses
Increase in inventory reserves	897	897	—	897	Sales, general and administrative expenses
Total restructuring charges	$10,498	$5,962	$2,435	$8,397

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

Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 24, 2018. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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

•
Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition of tariffs or export bans to specific customers or countries have reduced demand for our products in certain markets and increased costs.

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

Overview of the Three Months Ended September 23, 2018
The following is a summary of our financial results for the three months ended September 23, 2018:

•	Revenue increased to $408 million for the three months ended September 23, 2018 from $360 million for the three months ended September 24, 2017.

•
Gross profit increased to $128 million for the three months ended September 23, 2018 from $100 million for the three months ended September 24, 2017. Gross margin was 31.4% for the three months ended September 23, 2018 and 27.8% for the three months ended September 24, 2017.

•
Operating income was $0.5 million for the three months ended September 23, 2018 compared to operating loss of $14 million for the three months ended September 24, 2017. Net loss per diluted share was $0.11 for the three months ended September 23, 2018 compared to net loss per diluted share of $0.20 for the three months ended September 24, 2017.

•
Cash, cash equivalents and short-term investments were $666 million at September 23, 2018 and $387 million at June 24, 2018. Cash provided by operating activities was $34 million for the three months ended September 23, 2018 compared to $54 million for the three months ended September 24, 2017. The increase in cash and cash equivalents is primarily due to the issuance of the convertible notes (Notes) less the repayment of the outstanding balance on the line of credit.

•	Inventories increased to $306 million at September 23, 2018 compared to $296 million at June 24, 2018.

•	Purchases of property and equipment were $37 million for the three months ended September 23, 2018 compared to $36 million for the three months ended September 24, 2017.
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
Results of Operations
The following table sets forth certain consolidated statements of loss data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended
	September 23, 2018		September 24, 2017
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$408,267	100%	$360,398	100%
Cost of revenue, net	280,099	69%	260,066	72%
Gross profit	128,168	31%	100,332	28%
Research and development	45,965	11%	41,859	12%
Sales, general and administrative	72,690	18%	62,964	17%
Amortization or impairment of acquisition-related intangibles	8,495	2%	6,792	2%
Loss on disposal or impairment of long-lived assets	493	—%	2,825	1%
Operating income (loss)	525	—%	(14,108)	(4)%
Non-operating expense, net	(9,505)	(2)%	(1,068)	—%
Loss before income taxes	(8,980)	(2)%	(15,176)	(4)%
Income tax expense	2,154	1%	4,697	1%
Net loss	(11,134)	(3)%	($19,873)	(6)%
Net loss attributable to non-controlling interest	(67)	—%	(16)	—%
Net loss attributable to controlling interest	($11,067)	(3)%	($19,857)	(6)%
Basic loss per share	($0.11)		($0.20)
Diluted loss per share	($0.11)		($0.20)
Lighting Business Restructuring
In April 2018, we approved a plan to restructure the Lighting Products business. The purpose is to restructure and realign our cost base with the long-range business strategy that was announced February 26, 2018. In September 2018, we revised the plan to include additional cost saving initiatives. The restructuring activity is expected to be completed in the second quarter of fiscal 2019.

Capacity and overhead cost reductions	Total estimated charges	Amounts incurred through June 24, 2018	Amounts incurred during three months ended September 23, 2018	Cumulative amounts incurred through September 23, 2018	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$227	$227	$—	$227	Loss on disposal or impairment of long-lived assets
Severance expense	7,167	4,682	2,435	7,117	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,207	156	2,051	2,207	Sales, general and administrative expenses
Increase in inventory reserves	897	897	—	897	Sales, general and administrative expenses
Total restructuring charges	$10,498	$5,962	$4,486	$10,448
Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Wolfspeed revenue	$127,375	$66,154	$61,221	93%
Percent of revenue	31%	18%
LED Products revenue	146,802	144,520	2,282	2%
Percent of revenue	36%	40%
Lighting Products revenue	134,090	149,724	(15,634)	(10)%
Percent of revenue	33%	42%
Total revenue	$408,267	$360,398	$47,869	13%
Our consolidated revenue increased 13% to $408.3 million for the three months ended September 23, 2018 from $360.4 million for the three months ended September 24, 2017. This increase was driven by the 93% and 2% increase in Wolfspeed and LED Products revenue, respectively, which was partially offset by the 10% reduction in Lighting Products revenue.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 31% and 18% of our total revenue for the three months ended September 23, 2018 and September 24, 2017, respectively.
Wolfspeed revenue increased 93% to $127.4 million for the three months ended September 23, 2018 from $66.2 million for the three months ended September 24, 2017. The increase in revenue for the three months ended September 23, 2018 as compared to the three months ended September 24, 2017 was due to strong organic growth combined with revenue from the RF Power business acquisition, a 52% increase in the number of units sold and a 29% increase in average selling prices (ASP). The increase in ASP was due to a greater mix of higher priced wafer and device products.
LED Products Segment Revenue
LED Products revenue represented 36% and 40% of our total revenue for the three months ended September 23, 2018 and September 24, 2017, respectively.
LED Products revenue increased 2% to $146.8 million for the three months ended September 23, 2018 from $144.5 million for the three months ended September 24, 2017. The increase in revenue for the three months ended September 23, 2018 compared to the three months ended September 24, 2017 was due primarily to a 5% increase in the number of units sold, which was partially offset by a 2% decrease in ASP. The increase in revenue is due to strong demand for outdoor illumination and video screen applications, as well as mid-power applications through Cree Venture LED, Cree's joint venture with San'an Optoelectronics Co., Ltd. (San'an).

Lighting Products Segment Revenue
Lighting Products revenue represented approximately 33% and 42% of our total revenue for the three months ended September 23, 2018 and September 24, 2017, respectively.
Lighting Products revenue decreased 10% to $134.1 million for the three months ended September 23, 2018 from $149.7 million for the three months ended September 24, 2017. The decrease in revenue for the three months ended September 23, 2018 compared to the three months ended September 24, 2017 was due to an 12% decrease in the number of overall units sold, which was partially offset by a 2% increase in ASP. The decrease in units sold for the period was due to the current softness in the North American commercial lighting market, reduced consumer sales due to lower demand, and our focus on higher margin business. The ASP increase was the result of a greater mix of commercial sales.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Wolfspeed gross profit	$60,415	$32,398	$28,017	86%
Wolfspeed gross margin	47.4%	49.0%
LED Products gross profit	41,283	38,810	2,473	6%
LED Products gross margin	28.1%	26.9%
Lighting Products gross profit	31,058	31,883	(825)	(3)%
Lighting Products gross margin	23.2%	21.3%
Unallocated costs	(3,376)	(2,759)	(617)	(22)%
COGS acquisition related costs	(1,212)	—	(1,212)	(100)%
Consolidated gross profit	$128,168	$100,332	$27,836	28%
Consolidated gross margin	31.4%	27.8%
Our consolidated gross profit increased 28% to $128.2 million for the three months ended September 23, 2018 from $100.3 million for the three months ended September 24, 2017. Our consolidated gross margin increased to 31.4% for the three months ended September 23, 2018 from 27.8% for the three months ended September 24, 2017.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 86% to $60.4 million for the three months ended September 23, 2018 from $32.4 million for the three months ended September 24, 2017. Wolfspeed gross margin decreased to 47.4% for the three months ended September 23, 2018 from 49.0% for the three months ended September 24, 2017. The increase in gross profit is primarily due to higher sales and higher factory utilization. The decrease in gross margin is primarily due to changes in product mix.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased 6% to $41.3 million for the three months ended September 23, 2018 from $38.8 million for the three months ended September 24, 2017. LED Products gross margin increased to 28.1% for the three months ended September 23, 2018 from 26.9% for the three months ended September 24, 2017. The increases in gross profit and margin are primarily due to higher revenue, lower factory costs and more favorable product mix.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit decreased 3% to $31.1 million for the three months ended September 23, 2018 from $31.9 million for the three months ended September 24, 2017. Lighting Products gross margin increased to 23.2% for the three months ended September 23, 2018 from 21.3% for the three months ended September 24, 2017. The decrease in Lighting Products gross profit for the three months ended September 23, 2018 was primarily due to lower commercial lighting fixture sales. The increase in Lighting Products gross margin for the three months ended September 23, 2018 was primarily due to favorable product mix, product cost reductions, improved operational efficiencies, and being more selective with respect to business we pursue.

Unallocated Costs
Unallocated costs were $3.4 million and $2.8 million for the three months ended September 23, 2018 and September 24, 2017, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and quarterly or annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker (CODM) does not review them regularly when evaluating segment performance and allocating resources. The increase for the three months ended September 23, 2018 as compared to the three months ended September 24, 2017 was primarily attributable to higher stock-based and incentive compensation.
COGS Acquisition Related Cost Adjustment
The cost of goods sold (COGS) acquisition related cost adjustment was $1.2 million and $0 million for fiscal 2018, and 2017, respectively. The COGS acquisition related cost adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of acquisition, and other RF Power acquisition costs, impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2018 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by our CODM when evaluating segment performance and allocating resources.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Research and development	$45,965	$41,859	$4,106	10%
Percent of revenue	11%	12%
Research and development expenses for the three months ended September 23, 2018 increased 10% to $46 million from $42 million for the three months ended September 24, 2017. This increase was primarily due to the inclusion of the acquired RF Power business research and development spend. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
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

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Sales, general and administrative	$72,690	$62,964	$9,726	15%
Percent of revenue	18%	17%
Sales, general and administrative expenses of $72.7 million for the three months ended September 23, 2018 increased 15% from $63.0 million for the three months ended September 24, 2017. The increase for the three months ended September 23, 2018 was primarily due to additional costs assumed in running the business and operations acquired in the RF Power acquisition and severance costs incurred pursuant to our Lighting Products restructuring plan.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Customer relationships	$3,092	$1,558	$1,534	98%
Developed technology	4,653	5,214	(561)	(11)%
Non-compete agreements	750	20	730	3,650%
Total amortization	$8,495	$6,792	$1,703	25%
Amortization of acquisition-related intangibles was $8.5 million for the three months ended September 23, 2018 compared to $6.8 million for the three months ended September 24, 2017, primarily due to the acquisition of the RF Power business in the third quarter of fiscal 2018.
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

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Loss on disposal or impairment of long-lived assets	$493	$2,825	($2,332)	(83)%
We recognized a net loss of $0.5 million and a net loss of $2.8 million on the disposal of long-lived assets for the three months ended September 23, 2018 and September 24, 2017, respectively. The decrease in net loss for the three months ended September 23, 2018 as compared to the three months ended September 24, 2017 was primarily due to lower demolition and moving costs associated with the Wolfspeed manufacturing capacity expansion project.
Non-Operating Expense, net
The following table sets forth our non-operating expense, net (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Gain on sale of investments, net	$—	$45	($45)	(100)%
Loss on equity investment, net	(6,645)	(3,267)	(3,378)	(103)%
Foreign currency (loss) gain, net	(597)	767	(1,364)	(178)%
Interest (expense) income, net	(2,361)	1,151	(3,512)	(305)%
Other, net	98	236	(138)	(58)%
Non-operating expense, net	($9,505)	($1,068)	($8,437)	(790)%
Gain on sale of investments, net. Gain on sale of investments, net was $0 for the three months ended September 23, 2018 compared to $45 thousand for the three months ended September 24, 2017.
Loss on equity investment, net. Loss on equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $6.6 million for the three months ended September 23, 2018 compared to $3.3 million for the three months ended September 24, 2017. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price decreased from 21.00 New Taiwanese Dollars (TWD) at June 24, 2018 to 18.55 TWD at September 23, 2018. Lextar's share price decreased from 18.40 TWD at June 25, 2017 to 17.20 TWD at September 24, 2017. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency (loss) gain, net. Foreign currency (loss) gain, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency loss for the three months ended September 23, 2018 was primarily due to an unfavorable fluctuation in the exchange rates between both the Euro, Indian Rupee, TWD and the United States Dollar offset by a favorable fluctuation between the Canadian Dollar, Chinese Yuan, Japanese Yen and the United States Dollar. The foreign currency gain for the three months ended September 24, 2017 was primarily due to favorable fluctuations in the exchange rate between the TWD and the United States Dollar related to our Lextar investment, partially offset by unfavorable fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar.
Interest (expense) income, net. Interest expense, net was $2.4 million for the three months ended September 23, 2018 compared to interest income, net of $1.2 million for the three months ended September 24, 2017. The interest expense, net for the three months ended September 23, 2018 was primarily due to higher interest expense due to the accretion of the equity portion and interest expense related to our 0.875% convertible senior notes due September 1, 2023 issued during the first quarter of fiscal 2019. For a description of our offering of the Notes, see Note 8, "Long-term Debt," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other, net. Other, net income was $98 thousand for the three months ended September 23, 2018 compared to income of $236 thousand for the three months ended September 24, 2017.
Income Tax Expense
The following table sets forth our income tax expense in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Income tax expense	$2,154	$4,697	($2,543)	(54)%
Effective tax rate	(24.0)%	(31.0)%
In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S., and (iii) projected tax credits generated.
We recognized an income tax expense of $2.2 million for an effective tax rate of (24.0)% for the three months ended September 23, 2018 as compared to income tax expense of $4.7 million for an effective tax rate of (31.0)% for the three months ended September 24, 2017. The change in our effective tax rate for the three months ended September 23, 2018 was primarily due to the increased impact of tax credits and other deductions due to the smaller pre-tax loss.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations, proceeds from issuances of debt and equity securities and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500 million line of credit as discussed in Note 8, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
Based on past performance and current expectations, we believe our current working capital, availability under our line of credit, proceeds from the Note offering completed in August 2018 and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties or expand our production capacity.
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
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	September 23, 2018	June 24, 2018	Change
Days of sales outstanding(a)	34	34	—
Days of supply in inventory(b)	98	91	7
Days in accounts payable(c)	(47)	(46)	(1)
Cash conversion cycle	85	79	6

a)
Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables, accrued contract liabilities and the revenue, net for the quarter then ended. DSO is calculated by dividing ending accounts receivable, net of applicable allowances and contract liabilities, by the average net revenue per day for the respective 90 day period.

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
As of September 23, 2018, we had unrealized losses on our investments of $2.5 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 23, 2018 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 23, 2018.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Three Months Ended
	September 23, 2018	September 24, 2017	Change
Net cash provided by operating activities	$33,992	$54,123	($20,131)	(37)%
Net cash used in investing activities	(102,265)	(34,304)	(67,961)	(198)%
Net cash provided by (used in) financing activities	285,553	(831)	286,384	34,463%
Effects of foreign exchange changes on cash and cash equivalents	113	473	(360)	(76)%
Net increase in cash and cash equivalents	$217,393	$19,461	$197,932	(1,017)%
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased to $34.0 million for the three months ended September 23, 2018 from $54.1 million for the three months ended September 24, 2017. This decrease was primarily due to inventory build during the first quarter of fiscal 2019.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $102.3 million for the three months ended September 23, 2018 and net cash used in investing activities was $34.3 million for the three months ended September 24, 2017. The increase in cash used for investing activities was due to a $0.8 million increase in our capital spending primarily related to our wafer factory expansion for the three months ended September 23, 2018 compared to the three months ended September 24, 2017 and increased net purchases of short-term investments of $67.0 million for the three months ended September 23, 2018 compared to the three months ended September 24, 2017.
For fiscal 2019, we target approximately $220 million of capital investment, which is primarily related to infrastructure projects to support our longer-term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $285.6 million for the three months ended September 23, 2018 compared to net cash used by financing activities of $0.8 million in the three months ended September 24, 2017. For the three months ended September 23, 2018, our financing activities primarily consisted of proceeds of $575 million from the issuance of the Notes, partially offset by the net repayment on our line of credit of $292 million. For the three months ended September 24, 2017, our financing activities primarily consisted of a payment of acquisition-related contingent consideration of $1.9 million, partially offset by net borrowing on our line of credit of $4.0 million, and proceeds of $0.1 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 23, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2018, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 24, 2018. There have been no significant changes to the contractual obligations discussed therein, except for the issuance of the Notes as discussed in Note 8, "Long-term Debt," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
For information about our revenue recognition policy, see Note 2, "Revenue Recognition", to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2018.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2018. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 12, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 24, 2018. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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

For example, the United States tariffs imposed on Chinese goods, among other potential countries, and any corresponding tariffs from China or such other countries in response may negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
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
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, the U.S. Government's April 2018 export ban on Chinese technology company ZTE (subsequently lifted in July 2018) reduced our revenue and profit in at least the near term. If the U.S. Government reinstates the ban, it would reduce company revenue and profit related to that customer at least in the short term and could have a potential longer-term impact. Additionally, like many global manufacturers, we are addressing and dealing with the short-term and potential long-term impact of the United States tariffs imposed on Chinese goods and corresponding Chinese tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For example, our Wolfspeed business is currently experiencing demand in excess of our production capacity, which is resulting in extended manufacturing lead times to customers as we manage our constrained capacity. While we began making significant investments in fiscal 2016 to expand our materials, power and RF device capacity and continue to do so, these investments take time to be delivered, installed and become fully qualified. As a result, we may be unable to build or qualify such new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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

We will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand, for example as exists in the current LED market, that market is likely to become more competitive with additional pricing pressures. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for lighting and LEDs in certain markets. There are also technologies, such as organic LEDs (OLEDs), which could potentially reduce LED demand, thereby impacting the overall LED market.
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

From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the first quarter of fiscal 2019 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 24, 2018.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2018). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $26.20 to a high of $51.25 during the 12 months ended September 23, 2018. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Our indebtedness currently consists of the Notes and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit or the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
Our level of our outstanding debt may adversely affect our operating results and financial condition by, among other things:

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
Our line of credit requires us to maintain compliance with certain financial ratios. In addition, our line of credit contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The Indenture governing the Notes requires us to repurchase the Notes upon certain fundamental changes relating to our common stock, and also prohibits our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indenture. The restrictions imposed by our line of credit and by the Indenture governing our Notes could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
Our ability to comply with our loan covenants and the provisions of the Indenture governing our Notes may also be affected by events beyond our control and if any of these restrictions or terms is breached, it could lead to an event of default under our line of credit or the Notes. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our line of credit. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
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

Other than as previously reported in our Current Reports on Form 8-K, there were no unregistered securities sold during the first quarter of fiscal 2019.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
4.1
Indenture, dated as of August 24, 2018, between the Company and U.S. Bank's National Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated August 24, 2018, filed with the Securities and Exchange Commission on August 24, 2018)

4.2	Form of Global 0.875% Convertible Senior Note due 2023 (included in Exhibit 4.1)
10.1
Third Amendment to the Credit Agreement, dated as of August 21, 2018, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, as guarantor, and the other lenders party thereto

10.2
Notice of Grant to Gregg A. Lowe, dated September 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated August 20, 2018, filed with the Securities and Exchange Commission on August 24, 2018)

10.3
Notice of Grant to Neill P. Reynolds, dated September 1, 2018 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated August 20, 2018, filed with the Securities and Exchange Commission on August 24, 2018)

10.4
Notice of Grant to David T. Emerson, dated September 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated August 20, 2018, filed with the Securities and Exchange Commission on August 24, 2018)

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Loss; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

October 17, 2018

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)