Form 10-Q
period 2018-12-30
CREE INC
filed 2019-01-31
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2018
or
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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 25, 2019, was 103,224,252.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 30, 2018

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 30, 2018	June 24, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$356,033	$118,924
Short-term investments	367,635	268,161
Total cash, cash equivalents and short-term investments	723,668	387,085
Accounts receivable, net	192,052	153,875
Income tax receivable	1,295	2,434
Inventories	313,312	296,015
Prepaid expenses	25,314	28,310
Other current assets	20,570	20,191
Current assets held for sale	—	2,180
Total current assets	1,276,211	890,090
Property and equipment, net	675,940	661,319
Goodwill	620,330	620,330
Intangible assets, net	374,219	390,054
Other long-term investments	48,431	57,501
Deferred income taxes	7,939	6,451
Other assets	11,480	11,800
Total assets	$3,014,550	$2,637,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$143,455	$151,307
Accrued salaries and wages	59,974	53,458
Income taxes payable	2,092	—
Accrued contract liabilities (Note 2)	53,912	—
Other current liabilities	35,292	43,528
Total current liabilities	294,725	248,293
Long-term liabilities:
Long-term debt	—	292,000
Convertible notes, net	458,000	—
Deferred income taxes	2,235	3,056
Other long-term liabilities	36,085	22,115
Total long-term liabilities	496,320	317,171
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 30, 2018 and June 24, 2018; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 30, 2018 and June 24, 2018; 103,073 issued and outstanding at December 30, 2018 and 101,488 shares issued and outstanding at June 24, 2018	129	127
Additional paid-in-capital	2,703,601	2,549,123
Accumulated other comprehensive income, net of taxes	856	596
Accumulated deficit	(485,928)	(482,710)
Total shareholders’ equity	2,218,658	2,067,136
Non-controlling interest	4,847	4,945
Total liabilities and equity	$3,014,550	$2,637,545
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
	(In thousands, except per share amounts)
Revenue, net	$413,036	$367,870	$821,303	$728,268
Cost of revenue, net	277,806	275,267	557,905	535,333
Gross profit	135,230	92,603	263,398	192,935
Operating expenses:
Research and development	49,181	39,776	95,146	81,635
Sales, general and administrative	72,120	68,076	144,810	131,040
Amortization or impairment of acquisition-related intangibles	6,345	6,792	14,840	13,584
Loss on disposal or impairment of long-lived assets	178	4,262	671	7,087
Total operating expenses	127,824	118,906	255,467	233,346
Operating income (loss)	7,406	(26,303)	7,931	(40,411)
Non-operating (expense) income, net	(5,464)	26,729	(14,968)	25,662
Income (loss) before income taxes	1,942	426	(7,037)	(14,749)
Income tax expense (benefit)	4,423	(13,326)	6,577	(8,629)
Net (loss) income	($2,481)	$13,752	($13,614)	($6,120)
Net (loss) income attributable to non-controlling interest	(31)	31	(97)	16
Net (loss) income attributable to controlling interest	($2,450)	$13,721	($13,517)	($6,136)
(Loss) earnings per share:
Basic	($0.02)	$0.14	($0.13)	($0.06)
Diluted	($0.02)	$0.14	($0.13)	($0.06)
Weighted average shares used in per share calculation:
Basic	102,871	99,184	102,396	98,499
Diluted	102,871	100,763	102,396	98,499
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
	(In thousands)
Net (loss) income	($2,481)	$13,752	($13,614)	($6,120)
Other comprehensive income (loss):
Currency translation (loss) gain	(877)	(424)	(533)	1,218
Net unrealized gain (loss) on available-for-sale securities, net of tax benefit of $0 and $0, respectively	1,069	(3,660)	794	(3,700)
Other comprehensive income (loss):	192	(4,084)	261	(2,482)
Comprehensive (loss) income	(2,289)	9,668	(13,353)	(8,602)
Net (loss) income attributable to non-controlling interest	(31)	31	(97)	16
Comprehensive (loss) income attributable to controlling interest	($2,258)	$9,637	($13,256)	($8,618)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling interest	Total Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 24, 2018	101,488	$127	$2,549,123	($482,710)	$596	$2,067,136	$4,945	$2,072,081
Net loss	—	—	—	(11,067)	—	(11,067)	(67)	(11,134)
Currency translation gain, net of tax benefit of $0	—	—	—	—	343	343	—	343
Unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	—	(275)	(275)	—	(275)
Comprehensive loss						(10,999)	(67)	(11,066)
Income tax expense from stock option exercises	—	—	(10,828)	—	—	(10,828)	—	(10,828)
Stock-based compensation	—	—	12,117	—	—	12,117	—	12,117
Exercise of stock options and issuance of shares	1,032	1	15,503	—	—	15,504	—	15,504
Adoption of ASC 606	—	—	—	10,299	—	10,299	—	10,299
Convertible note issuance	—	—	110,591	—	—	110,591	—	110,591
Balance at September 23, 2018	102,520	$128	$2,676,506	($483,478)	$664	$2,193,820	$4,878	$2,198,698
Net loss	—	—	—	(2,450)	—	(2,450)	(31)	(2,481)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(877)	(877)	—	(877)
Unrealized gain on available-for-sale securities, net of tax expense of $0	—	—	—	—	1,069	1,069	—	1,069
Comprehensive loss	—	—	—	—	—	(2,258)	(31)	(2,289)
Income tax benefit from stock option exercises	—	—	9,278	—	—	9,278	—	9,278
Stock-based compensation	—	—	13,635	—	—	13,635	—	13,635
Exercise of stock options and issuance of shares	553	1	4,182	—	—	4,183	—	4,183
Balance at December 30, 2018	103,073	$129	$2,703,601	($485,928)	$856	$2,218,658	$4,847	$2,223,505
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling interest	Total Equity
	Number of Shares		Par Value
	(In thousands)
Balance at June 25, 2017	97,674		$121	$2,419,517	($202,742)	$5,909	$2,222,805	—	$2,222,805
Net loss	—		—	—	(19,857)	—	(19,857)	(16)	(19,873)
Currency translation gain, net of tax benefit of $0	—		—	—	—	1,642	1,642	—	1,642
Unrealized loss on available-for-sale securities, net of tax expense of $0	—		—	—	—	(39)	(39)	—	(39)
Comprehensive loss							(18,254)	(16)	(18,270)
Income tax expense from stock option exercises	—		—	(3,798)	—	—	($3,798)	—	(3,798)
Stock-based compensation	—		—	10,226	—	—	$10,226	—	10,226
Exercise of stock options and issuance of shares	371		—	118	—	—	$118	—	118
Contributions from non-controlling interests	—	—	—	—	—	—	$—	4,900	4,900
Balance at September 24, 2017	98,045		$121	$2,426,063	($222,599)	$7,512	$2,211,097	$4,884	$2,215,981
Net income	—		—	—	13,721		13,721	31	13,752
Currency translation loss, net of tax benefit of $0	—		—	—	—	(424)	(424)	—	(424)
Unrealized loss on available-for-sale securities, net of tax expense of $0	—		—	—	—	(3,660)	(3,660)	—	(3,660)
Comprehensive income	—		—	—	—	—	9,637	31	9,668
Income tax expense from stock option exercises	—		—	(849)	—	—	(849)	—	(849)
Stock-based compensation	—		—	11,780	—	—	11,780	—	11,780
Exercise of stock options and issuance of shares	1,843		2	46,430	—	—	46,432	—	46,432
Balance at December 24, 2017	99,888		$123	$2,483,424	($208,878)	$3,428	$2,278,097	$4,915	$2,283,012
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 30, 2018	December 24, 2017
	(In thousands)
Cash flows from operating activities:
Net loss	($13,614)	($6,120)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,438	74,634
Amortization of debt issuance costs and discount	7,197	—
Stock-based compensation	25,062	22,162
Loss on disposal or impairment of long-lived assets	671	7,087
Amortization of premium/discount on investments	1,545	2,631
Loss (gain) on equity investment	8,544	(21,479)
Foreign exchange loss (gain) on equity investment	526	(672)
Deferred income taxes	(1,969)	(11,801)
Changes in operating assets and liabilities:
Accounts receivable, net	(38,104)	(4,203)
Inventories	(16,782)	11,339
Prepaid expenses and other assets	3,054	5,014
Accounts payable, trade	(9,195)	17,925
Accrued salaries and wages and other liabilities	79,893	9,295
Net cash provided by operating activities	126,266	105,812
Cash flows from investing activities:
Purchases of property and equipment	(73,305)	(85,222)
Purchases of patent and licensing rights	(5,461)	(4,932)
Proceeds from sale of property and equipment	234	380
Purchases of short-term investments	(210,669)	(158,327)
Proceeds from maturities of short-term investments	83,754	138,435
Proceeds from sale of short-term investments	26,692	11,938
Net cash used in investing activities	(178,755)	(97,728)
Cash flows from financing activities:
Proceeds from issuing shares to non-controlling interest	—	4,900
Payment of acquisition-related contingent consideration	—	(1,850)
Proceeds from long-term debt borrowings	95,000	160,000
Payments on long-term debt borrowings	(387,000)	(181,000)
Proceeds from convertible notes	575,000	—
Payments of debt issuance costs	(12,938)	—
Net proceeds from issuance of common stock	19,672	46,550
Net cash provided by financing activities	289,734	28,600
Effects of foreign exchange changes on cash and cash equivalents	(136)	407
Net increase in cash and cash equivalents	237,109	37,091
Cash and cash equivalents:
Beginning of period	118,924	132,597
End of period	$356,033	$169,688
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$16,348	$19,039
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
The Company's Wolfspeed segment's products consist of silicon carbide (SiC) and gallium nitride (GaN) materials, power devices and RF devices based on silicon (Si) and wide bandgap semiconductor materials. The Company's materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. The Company's materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
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
The majority of the Company's products are manufactured at its production facilities located in North Carolina, Wisconsin, Arkansas, California and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arizona, Arkansas, California, Wisconsin, Italy and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's three reportable segments are:

•	Wolfspeed

•	LED Products

•	Lighting Products
For financial results by reportable segment, please refer to Note 13, "Reportable Segments."
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive (loss) income, shareholders' equity and cash flows at December 30, 2018, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 24, 2018 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (fiscal 2018). The results of operations for the three and six months ended December 30, 2018 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2019 (fiscal 2019).
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.

Recently Issued Accounting Pronouncements Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The FASB has subsequently issued multiple ASUs which amend and clarify the guidance in Topic 606. The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The Company adopted this standard on June 25, 2018. The cumulative effect of this adjustment recorded to beginning retained earnings as of June 25, 2018 was $10.3 million, and the Company did not recognize a discrete tax impact related to the opening deferred tax balance as of June 25, 2018 due to the full U.S. valuation allowance. The Company recognized a loss of revenue of approximately $1.6 million for the six months ended December 30, 2018, and expects the ongoing effect to be immaterial to the consolidated financial statements. See Note 2, "Revenue Recognition," for discussion of the impacted financial statement line items.
Goodwill Impairment Testing
In January 2017, the FASB issued ASU No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Additionally, the ASU removes the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to continue to perform Step 1 of the goodwill impairment test. The Company early adopted this standard in the third quarter of fiscal 2018.
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
Nonemployee Stock Compensation
In June 2018, the FASB issued ASU 2018-07: Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The Company early adopted this standard in the second quarter of fiscal 2019. There was no material impact upon adoption of this standard.
Recently Issued Accounting Pronouncements Pending Adoption
Leases
In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) and ASU 2018-10: Codification Improvements to Topic 842, Leases. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance in Topic 842. These ASUs require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For income statement purposes, leases are still required to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The effective date will be the first quarter of the Company's fiscal year ending June 28, 2020, using the modified retrospective method. The Company is currently analyzing the impact of this new pronouncement.

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
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration the Company expects to be entitled to in exchange for products or services. Variable consideration is recognized as a reduction of net revenue with a corresponding reserve at the time of revenue recognition, and consists primarily of sales incentives or rebates, price concessions, and return allowances. Variable consideration is estimated based on contractual terms, historical analysis of customer purchase volumes, or historical analysis using specific data for the type of consideration being assessed. The Company offers product warranties and establishes liabilities for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liability estimates are included in cost of sales in the Company’s Consolidated Statements of (Loss) Income, and further detail is presented in Note 12, "Commitments and Contingencies."
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
The Company’s accounts receivable balance represents the Company’s unconditional right to receive consideration from its customers with contracts. Payments are due within 12 months of completion of the performance obligation and invoicing, and therefore do not contain significant financing components.
Sales tax, value-added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue, and shipping and handling costs are treated as fulfillment activities and included in cost of sales in the Company’s Consolidated Statements of (Loss) Income.
Opening Balance Adjustments
The following table summarizes the impacts of adopting the new revenue standard on the Company's unaudited consolidated balance sheet (in thousands):

	Balance as of June 24, 2018	Adjustments	Opening Balance as of June 25, 2018
Assets:
Accounts Receivable	$153,875	$51,823	$205,698
Liabilities:
Accrued Contract Liabilities	—	(51,143)	(51,143)
Other Current Liabilities	(43,528)	2,535	(40,993)
Other Long-Term Liabilities	(22,115)	2,535	(19,580)
Stockholders' Equity:
Accumulated Deficit	(482,710)	10,299	(472,411)
Revenue Disaggregation
The following table presents disaggregated revenue by geography (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
United States	$174,852	$175,839	$358,982	$344,392
China	106,060	103,888	207,170	194,385
Europe	70,571	40,353	146,760	88,623
Other	61,553	47,790	108,391	100,868
Total Revenue	$413,036	$367,870	$821,303	$728,268
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
The acquisition of the RF Power business from Infineon was accounted for as a business combination. The assets, liabilities, and operating results of the RF Power business have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, the RF Power business's results from operations are reported as part of the Company's Wolfspeed segment. The results of the RF Power business are reflected in the Company's Consolidated Statements of (Loss) Income for the three and six months ended December 30, 2018.
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
The weighted average amortization periods for intangibles was 13.8 years. Goodwill largely consists of manufacturing and other synergies of the combined companies, and the value of the assembled workforce. For tax purposes, in accordance with Internal Revenue Code Section 197, $245 million of goodwill will be amortized over 15 years.
The Company incurred total transaction costs related to the acquisition of approximately $0.1 million which were expensed in the first and second quarter of fiscal 2019 in accordance with U.S. GAAP.
Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company as if the RF Power transaction had occurred at the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 24, 2017	December 24, 2017
Revenue	$393,119	$778,358
Net income (loss)	11,002	(17,550)
Earnings per share, basic	$0.11	($0.18)
Earnings per share, diluted	$0.11	($0.18)
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the RF Power business to give effect to events and transactions that are directly attributable to the RF Power business transactions, including the elimination of sales by the Company to the RF Power business prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property and equipment and intangible assets had been applied at the beginning of fiscal 2017, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the three months and six months ended December 24, 2017 are one-time acquisition costs and foreign currency gains attributable to the RF Power business of $0.1 million. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 2017, nor is it indicative of any future results.

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
Note 4 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	December 30, 2018	June 24, 2018
Billed trade receivables	$192,432	$215,077
Unbilled contract receivables	3,655	966
	196,087	216,043
Allowance for sales returns, discounts and other incentives	—	(56,800)
Allowance for bad debts	(4,035)	(5,368)
Accounts receivable, net	$192,052	$153,875
Inventories
The following table summarizes the components of inventories (in thousands):

	December 30, 2018	June 24, 2018
Raw material	$97,682	$95,890
Work-in-progress	106,103	104,300
Finished goods	109,527	95,825
Inventories	$313,312	$296,015
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	December 30, 2018	June 24, 2018
Accrued taxes	$10,178	$8,053
Accrued professional fees	5,910	4,911
Accrued warranty	15,358	15,752
Accrued other	3,846	14,812
Other current liabilities	$35,292	$43,528

Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	December 30, 2018	June 24, 2018
Currency translation gain	$4,541	$5,075
Net unrealized loss on available-for-sale securities	(3,685)	(4,479)
Accumulated other comprehensive income, net of taxes	$856	$596
Non-Operating (Expense) Income, net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Foreign currency gain (loss), net	$27	$462	($571)	$1,228
(Loss) gain on sale of investments, net	(107)	1	(107)	47
(Loss) gain on equity investment, net	(1,880)	24,746	(8,524)	21,479
Interest (expense) income, net	(3,671)	1,467	(6,032)	2,617
Other, net	167	53	266	291
Non-operating (expense) income, net	($5,464)	$26,729	($14,968)	$25,662
The change in (loss) gain on equity investment, net is due to the decrease in the Lextar Electronics Corporation (Lextar) stock price.
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of (Loss) Income
	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Net unrealized (loss) gain on available-for-sale securities, net of taxes	($107)	$1	($107)	$47	Non-operating (expense) income, net
Less income tax effect	—	—	—	—	Income tax expense (benefit)
Total reclassifications	($107)	$1	($107)	$47
Note 5 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

The following tables summarize short-term investments (in thousands):

	December 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$103,164	$50	($753)	$102,461
Corporate bonds	160,973	30	(949)	160,054
U.S. agency securities	4,678	1	(3)	4,676
U.S. treasury securities	44,415	—	(43)	44,372
Non-U.S. certificates of deposit	53,251	430	—	53,681
U.S. certificates of deposit	—	—	—	—
Variable rate demand note	400	—	—	400
Commercial paper	1,991	—	—	1,991
Total short-term investments	$368,872	$511	($1,748)	$367,635

	June 24, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$110,198	$17	($939)	$109,276
Corporate bonds	77,871	36	(1,150)	76,757
U.S. agency securities	3,922	—	(38)	3,884
U.S. treasury securities	—	—	—	—
Non-U.S. certificates of deposit	77,744	—	—	77,744
U.S. certificates of deposit	500	—	—	500
Variable rate demand note	—	—	—	—
Commercial paper	—	—	—	—
Total short-term investments	$270,235	$53	($2,127)	$268,161

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	December 30, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$10,061	($17)	$83,126	($736)	$93,187	($753)
Corporate bonds	99,699	(263)	38,162	(686)	137,861	(949)
U.S. agency securities	3,975	(3)	—	—	3,975	(3)
U.S. treasury securities	40,478	(14)	3,894	(29)	44,372	(43)
Total	$154,213	($297)	$125,182	($1,451)	$279,395	($1,748)
Number of securities with an unrealized loss		183		102		285

	June 24, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$97,470	($861)	$3,642	($78)	$101,112	($939)
Corporate bonds	61,453	(1,088)	1,486	(62)	62,939	(1,150)
U.S. agency securities	3,884	(38)	—	—	3,884	(38)
U.S. treasury securities	—	—	—	—	—	—
Total	$162,807	($1,987)	$5,128	($140)	$167,935	($2,127)
Number of securities with an unrealized loss		151		6		157
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses from the sale of investments are included in non-operating (expense) income, net in the consolidated statements of (loss) income and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of December 30, 2018 and June 24, 2018.
The contractual maturities of short-term investments as of December 30, 2018 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$32,068	$70,393	$—	$—	$102,461
Corporate bonds	80,423	79,631	—	—	160,054
U.S. agency securities	3,975	701	—	—	4,676
U.S. treasury securities	44,372	—	—	—	44,372
Non-U.S. certificates of deposit	53,681	—	—	—	53,681
Variable rate demand note	—	—	—	400	400
Commercial paper	1,991	—	—	—	1,991
Total short-term investments	$216,510	$150,725	$—	$400	$367,635

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of December 30, 2018, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, certificates of deposit, commercial paper, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 30, 2018.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	December 30, 2018				June 24, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Corporate bonds	$—	$3,368	$—	$3,368	$—	$—	$—	$—
Non-U.S. certificates of deposit	—	130,081	—	130,081	—	75,499	—	75,499
Commercial Paper	—	—	—	—	—	275	—	275
Money market funds	1,200	—	—	1,200	1,992	—	—	1,992
Total cash equivalents	1,200	133,449	—	134,649	1,992	75,774	—	77,766
Short-term investments:
Municipal bonds	—	102,461	—	102,461	—	109,276	—	109,276
Corporate bonds	—	160,054	—	160,054	—	76,757	—	76,757
U.S. agency securities	—	4,676	—	4,676	3,884	—	—	3,884
U.S. treasury securities	44,372	—	—	44,372	—	—	—	—
U.S. certificates of deposit	—	—	—	—	—	500	—	500
Variable rate demand note	—	400	—	400	—	—	—	—
Commercial paper	—	1,991	—	1,991	—	—	—	—
Non-U.S. certificates of deposit	—	53,681	—	53,681	—	77,744	—	77,744
Total short-term investments	44,372	323,263	—	367,635	3,884	264,277	—	268,161
Other long-term investments:
Common stock of non-U.S. corporations	—	48,431	—	48,431	—	57,501	—	57,501
Total other long-term investments	—	48,431	—	48,431	—	57,501	—	57,501
Total assets	$45,572	$505,143	$—	$550,715	$5,876	$397,552	$—	$403,428
Note 7– Intangible Assets
Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	December 30, 2018			June 24, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$233,420	($98,954)	$134,466	$233,420	($92,770)	$140,650
Developed technology	226,728	(161,674)	65,054	226,728	(154,467)	72,261
Non-compete agreements	22,475	(12,886)	9,589	22,475	(11,386)	11,089
Trade names, finite-lived	520	(520)	—	520	(520)	—
Patent and licensing rights	161,173	(75,743)	85,430	159,297	(72,923)	86,374
Total intangible assets with finite lives	644,316	(349,777)	294,539	642,440	(332,066)	310,374
Trade names, indefinite-lived	79,680	—	79,680	79,680	—	79,680
Total intangible assets	$723,996	($349,777)	$374,219	$722,120	($332,066)	$390,054
For the three and six months ended December 30, 2018, total amortization of finite-lived intangible assets was $9.6 million and $21.3 million, respectively. For the three and six months ended December 24, 2017, total amortization of finite-lived intangible assets was $9.9 million and $19.8 million, respectively.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 30, 2019 (remainder of fiscal 2019)	$17,963
June 28, 2020	33,247
June 27, 2021	31,782
June 26, 2022	28,540
June 25, 2023	23,250
Thereafter	159,757
Total future amortization expense	$294,539
Goodwill by reportable segment as December 30, 2018 was as follows (in thousands):

	Wolfspeed	LED Products	Lighting Products	Consolidated Total
Balance at December 30, 2018	$349,726	$180,278	$90,326	$620,330
Note 8 – Long-term Debt
Revolving Line of Credit
As of December 30, 2018, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At December 30, 2018, the Company had $0 outstanding under the line of credit, $500 million in available commitments under the revolving line of credit and $168 million available for borrowing under the revolving line of credit in compliance with applicable financial covenants. For the three and six months ended December 30, 2018, the average interest rate was 0.00% and 3.10%, respectively. For the three and six months ended December 30, 2018 the average commitment fee percentage was 0.06% and 0.12%, respectively. The Company was in compliance with all covenants under the revolving line of credit at December 30, 2018.
Convertible Notes
On August 24, 2018, the Company sold $500 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the Notes). The total net proceeds from the debt offering was approximately $562 million.

The conversion rate will initially be 16.67 shares of common stock per $1.0 thousand principal amount of Notes (equivalent to an initial conversion price of approximately $59.97 per share of common stock). The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event, or who elects to convert any Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the Notes prior to September 1, 2021. The Company may redeem for cash all or any portion of the Notes, at its option, on a redemption date occurring on or after September 1, 2021 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes relating to the Company's common stock, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 30, 2018	June 24, 2018
Principal	$575,000	$—
Unamortized discount and issuance costs	(117,000)	—
Net carrying amount	$458,000	$—
The net carrying amount of the equity component of the Notes is as follows (in thousands):

	December 30, 2018	June 24, 2018
Discount related to value of conversion option	$113,271	$—
Debt issuance costs	(2,680)	—
Net carrying amount	$110,591	$—
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Interest expense	$1,258	$—	$1,677	$—
Amortization of discount and issuance costs	5,411	—	7,197	—
Total interest expense	$6,669	$—	$8,874	$—

Note 9 – (Loss) Earnings Per Share
The following table presents the computation of basic (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Net (loss) income	($2,450)	$13,721	($13,517)	($6,136)
Weighted average common shares	102,871	99,184	102,396	98,499
Basic (loss) earnings per share	($0.02)	$0.14	($0.13)	($0.06)
The following computation reconciles the differences between the basic and diluted (loss) earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Net (loss) income	($2,450)	$13,721	($13,517)	($6,136)
Weighted average common shares - basic	102,871	99,184	102,396	98,499
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	1,579	—	—
Weighted average common shares - diluted	102,871	100,763	102,396	98,499
Diluted (loss) earnings per share	($0.02)	$0.14	($0.13)	($0.06)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended December 30, 2018, there were 4.4 million and 4.1 million of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive. For the three and six months ended December 24, 2017, there were 4.1 million and 5.8 million, respectively of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive.
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
Stock Option Awards
The following table summarizes stock option awards outstanding as of December 30, 2018 and changes during the six months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 24, 2018	6,287	$39.58
Granted	—	$—
Exercised	(708)	$30.64
Forfeited or expired	(199)	$47.81
Outstanding at December 30, 2018	5,379	$40.45
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of December 30, 2018, and changes during the six months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 24, 2018	3,689	$27.53
Granted	1,308	$47.77
Vested	(859)	$26.51
Forfeited	(230)	$29.08
Nonvested at December 30, 2018	3,908	$34.33
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
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Income Statement Classification:
Cost of revenue, net	$2,117	$1,898	$3,989	$3,673
Research and development	2,629	1,999	4,762	4,456
Sales, general and administrative	8,264	8,129	16,311	14,031
Total stock-based compensation expense	$13,010	$12,026	$25,062	$22,160
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
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Legislation) enacted on December 22, 2017. SAB 118 allowed for a measurement period, not to extend beyond one year from the Tax Legislation date of enactment, for companies to complete the accounting under ASC Topic 740-Income Taxes. The SAB 118 measurement period concluded during the six months ended December 30, 2018, and consistent with the guidance provided in SAB 118, the Company has completed the accounting for the income tax effects of the Tax Legislation.
The finalization of the Company’s deemed repatriation tax during the three months ended December 30, 2018 did not result in a change to the $13.3 million of additional U.S. income tax expense initially recorded in the period ending June 24, 2018; however, the Company no longer expects to fully offset the additional tax through the utilization of tax credits. The provisional estimate was adjusted within the measurement period due to the Company’s election related to Internal Revenue Code Section 965(n) (965(n) election), which allows the Company to forgo the utilization of its fiscal 2018 U.S. net operating loss against the deemed repatriation tax and instead provides that the fiscal 2018 U.S. net operating loss can be carried forward to future periods. As a result of this election, the Company recorded a $1.0 million discrete tax benefit in continuing operations during the three months ended December 30, 2018. This represents a (48.4)% impact on the Company’s 228.3% effective rate for the three months ended December 30, 2018. The Company did not record any other adjustments related to the Tax Legislation during the three months ended December 30, 2018.
With the conclusion of the SAB 118 measurement period, the FASB indicates companies must adopt certain accounting policy elections regarding the Global Intangible Low-Tax Income (GILTI) provision enacted by the Tax Legislation. The FASB provides two methods to account for the income tax expense related to GILTI: (i) account for GILTI as a component of tax expense in the period in which the company is subject to the rules (the period cost method) or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method).  As of December 30, 2018, the Company has finalized its policy election to account for GILTI in accordance with the period cost method. In addition, given the mechanics of the GILTI calculation, the FASB provides two methods to consider the realizability of net operating loss carryforwards in the valuation allowance assessment: (i) consider the realizable benefit of a net operating loss deferred tax asset by comparing the incremental cash taxes in the calculation of GILTI with and without the net operating loss (the incremental cash tax savings approach) or (ii) consider the tax law ordering to determine whether the net operating loss deferred tax asset is expected to be realized (the tax-law ordering approach). As of December 30, 2018, the Company has finalized its policy election to use the tax-law ordering approach in its consideration of the realizability of net operating loss deferred tax assets in its valuation allowance assessment.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets. As of June 24, 2018, the U.S. valuation allowance was $122.2 million. During the six months ended December 30, 2018, the Company decreased the U.S. valuation allowance by $37.5 million due to the deferred tax impact of the Notes issuance and the impact of the 965(n) election related to the accounting of the Tax Legislation discussed above. As of June 24, 2018, the Luxembourg valuation allowance was $5.2 million. During the six months ended December 30, 2018, the Company increased this valuation allowance by $6.1 million due to year-to-date losses in Luxembourg.
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
As of June 24, 2018, the Company's liability for unrecognized tax benefits was $8.7 million. During the six months ended December 30, 2018, the Company recorded a $0.5 million increase to the liability for unrecognized tax benefits due to uncertainty regarding intercompany transactions recently challenged by the German tax authority. As a result, the total liability for unrecognized tax benefits as of December 30, 2018 was $9.2 million. If any portion of this $9.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $1.2 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
Note 12 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 24, 2018	$34,640
Warranties accrued in current period	5,512
Expenditures	(6,627)
Balance at December 30, 2018	$33,525
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves, which are primarily related to Lighting Products, are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates. As of December 30, 2018, $18.2 million of the Company's product warranty liabilities were classified as long-term.
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
Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and six months ended December 30, 2018. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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

Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017
Revenue:
Wolfspeed revenue	$135,331	$70,572	$262,706	$136,726
LED Products revenue	145,172	152,682	291,974	297,202
Lighting Products revenue	132,533	144,616	266,623	294,340
Total revenue	$413,036	$367,870	$821,303	$728,268

Gross Profit and Gross Margin:
Wolfspeed gross profit	$64,681	$34,133	$125,096	$66,531
Wolfspeed gross margin	47.8%	48.4%	47.6%	48.7%
LED Products gross profit	43,522	38,606	84,805	77,416
LED Products gross margin	30.0%	25.3%	29.0%	26.0%
Lighting Products gross profit	34,069	22,964	65,127	54,847
Lighting Products gross margin	25.7%	15.9%	24.4%	18.6%
Total segment gross profit	142,272	95,703	275,028	198,794
Unallocated costs	(7,028)	(3,100)	(10,404)	(5,859)
COGS acquisition related costs	(14)	—	(1,226)	—
Consolidated gross profit	$135,230	$92,603	$263,398	$192,935
Consolidated gross margin	32.7%	25.2%	32.1%	26.5%

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
Inventories for each of the Company's segments were as follows (in thousands):

	December 30, 2018	June 24, 2018
Wolfspeed	$48,433	$47,190
LED Products	113,987	100,452
Lighting Products	142,534	144,193
Total segment inventories	304,954	291,835
Unallocated inventories	8,358	4,180
Consolidated inventories	$313,312	$296,015
Note 14 - Restructuring
Lighting Business Restructuring
In April 2018, the Company approved a plan to restructure the Lighting Products business. The purpose is to restructure and realign the Company's cost base with the long-range business strategy that was announced February 26, 2018. In September 2018, the Company revised the plan to include additional cost saving initiatives. The restructuring activity was completed in the second quarter of fiscal 2019.

The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Total estimated charges	Amounts incurred through June 24, 2018	Amounts incurred through December 30, 2018	Cumulative amounts incurred through December 30, 2018	Affected Line Item in the Consolidated Statements of (Loss) Income
Loss on disposal or impairment of long-lived assets	$227	$227	$—	$227	Loss on disposal or impairment of long-lived assets
Severance expense	6,620	4,682	1,938	6,620	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,207	156	2,051	2,207	Sales, general and administrative expenses
Increase in inventory reserves	897	897	—	897	Cost of revenue, net
Total restructuring charges	$9,951	$5,962	$3,989	$9,951

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
The majority of our products are manufactured at our production facilities located in North Carolina, Wisconsin, California, Arkansas and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arizona, Arkansas, California, Wisconsin, Italy and China (including Hong Kong).
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

Overview of the Six Months Ended December 30, 2018
The following is a summary of our financial results for the six months ended December 30, 2018:

•	Revenue increased to $821 million for the six months ended December 30, 2018 from $728 million for the six months ended December 24, 2017.

•
Gross profit increased to $263 million for the six months ended December 30, 2018 from $193 million for the six months ended December 24, 2017. Gross margin was 32.1% for the six months ended December 30, 2018 and 26.5% for the six months ended December 24, 2017.

•
Operating income was $7.9 million for the six months ended December 30, 2018 compared to operating loss of $40 million for the six months ended December 24, 2017. Net loss per diluted share was $0.13 for the six months ended December 30, 2018 compared to net loss per diluted share of $0.06 for the six months ended December 24, 2017.

•
Cash, cash equivalents and short-term investments were $724 million at December 30, 2018 and $387 million at June 24, 2018. Cash provided by operating activities was $126 million for the six months ended December 30, 2018 compared to $106 million for the six months ended December 24, 2017. The increase in cash and cash equivalents is primarily due to the issuance of our 0.875% convertible senior notes (the Notes) less the repayment of the outstanding balance on the line of credit.

•	Inventories increased to $313 million at December 30, 2018 compared to $296 million at June 24, 2018.

•	Purchases of property and equipment were $73 million for the six months ended December 30, 2018 compared to $85 million for the six months ended December 24, 2017.
Business Outlook
We are uniquely positioned as an innovator in all three business segments. The strength of our balance sheet and operating cash flow provides us the ability to invest in our businesses, as we did with the 2018 acquisition of the assets related to the RF Power business of Infineon Technologies AG (Infineon) to grow our Wolfspeed segment as discussed in Note 3, "Acquisition" to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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

Results of Operations
The following table sets forth certain consolidated statements of (loss) income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Six Months Ended
	December 30, 2018		December 24, 2017		December 30, 2018		December 24, 2017
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$413,036	100%	$367,870	100%	$821,303	100%	$728,268	100%
Cost of revenue, net	277,806	67%	275,267	75%	557,905	68%	535,333	74%
Gross profit	135,230	33%	92,603	25%	263,398	32%	192,935	26%
Research and development	49,181	12%	39,776	11%	95,146	12%	81,635	11%
Sales, general and administrative	72,120	17%	68,076	19%	144,810	18%	131,040	18%
Amortization or impairment of acquisition-related intangibles	6,345	2%	6,792	2%	14,840	2%	13,584	2%
Loss on disposal or impairment of long-lived assets	178	—%	4,262	1%	671	—%	7,087	1%
Operating income (loss)	7,406	2%	(26,303)	(7)%	7,931	1%	(40,411)	(6)%
Non-operating (expense) income, net	(5,464)	(1)%	26,729	7%	(14,968)	(2)%	25,662	4%
Income (loss) before income taxes	1,942	—%	426	—%	(7,037)	(1)%	(14,749)	(2)%
Income tax expense (benefit)	4,423	1%	(13,326)	(4)%	6,577	1%	(8,629)	(1)%
Net (loss) income	(2,481)	(1)%	$13,752	4%	($13,614)	(2)%	($6,120)	(1)%
Net (loss) income attributable to non-controlling interest	(31)	—%	31	—%	(97)	—%	16	—%
Net (loss) income attributable to controlling interest	($2,450)	(1)%	$13,721	4%	($13,517)	(2)%	($6,136)	(1)%
Basic (loss) earnings per share	($0.02)		$0.14		($0.13)		($0.06)
Diluted (loss) earnings per share	($0.02)		$0.14		($0.13)		($0.06)
Lighting Business Restructuring
In April 2018, we approved a plan to restructure the Lighting Products business. The purpose is to restructure and realign our cost base with the long-range business strategy that was announced February 26, 2018. In September 2018, we revised the plan to include additional cost saving initiatives. The restructuring activity was completed in the second quarter of fiscal 2019.

Capacity and overhead cost reductions	Total estimated charges	Amounts incurred through June 24, 2018	Amounts incurred through December 30, 2018	Cumulative amounts incurred through December 30, 2018	Affected Line Item in the Consolidated Statements of (Loss) Income
Loss on disposal or impairment of long-lived assets	$227	$227	$—	$227	Loss on disposal or impairment of long-lived assets
Severance expense	6,620	4,682	1,938	6,620	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,207	156	2,051	2,207	Sales, general and administrative expenses
Increase in inventory reserves	897	897	—	897	Cost of revenue, net
Total restructuring charges	$9,951	$5,962	$3,989	$9,951

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
Wolfspeed revenue	$135,331	$70,572	$64,759	92%	$262,706	$136,726	$125,980	92%
Percent of revenue	33%	19%			32%	19%
LED Products revenue	145,172	152,682	(7,510)	(5)%	291,974	297,202	(5,228)	(2)%
Percent of revenue	35%	42%			36%	41%
Lighting Products revenue	132,533	144,616	(12,083)	(8)%	266,623	294,340	(27,717)	(9)%
Percent of revenue	32%	39%			32%	40%
Total revenue	$413,036	$367,870	$45,166	12%	$821,303	$728,268	$93,035	13%
Our consolidated revenue increased 12% to $413.0 million for the three months ended December 30, 2018 from $367.9 million for the three months ended December 24, 2017. This increase was driven by the 92% increase in Wolfspeed revenue, which was partially offset by the 5% and 8% reduction in LED Products and Lighting Products revenue, respectively.
For the six months ended December 30, 2018, our consolidated revenue increased 13% to $821.3 million from $728.3 million for the six months ended December 24, 2017. This increase was driven by the 92% increase in Wolfspeed revenue, which was partially offset by the 2% and 9% decrease in LED Products and Lighting Products revenue, respectively.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 33% and 19% of our total revenue for the three months ended December 30, 2018 and December 24, 2017, respectively.
Wolfspeed revenue increased 92% to $135.3 million for the three months ended December 30, 2018 from $70.6 million for the three months ended December 24, 2017. The increase in revenue for the three months ended December 30, 2018 as compared to the three months ended December 24, 2017 was due to strong organic growth combined with revenue from the RF Power business acquisition, a 39% increase in the number of units sold and a 39% increase in average selling prices (ASP). The increase in ASP was due to a greater mix of higher priced wafer and device products.
Wolfspeed revenue represented approximately 32% and 19% of our total revenue for the six months ended December 30, 2018 and December 24, 2017, respectively.
Wolfspeed revenue increased 92% to $262.7 million for the six months ended December 30, 2018 from $136.7 million for the six months ended December 24, 2017. The increase in revenue for the six months ended December 30, 2018 as compared to the six months ended December 24, 2017 was due to strong organic growth combined with revenue from the RF Power business acquisition, a 47% increase in the number of units sold and a 33% increase in ASP. The increase in ASP was due to a greater mix of higher priced wafer and device products.
LED Products Segment Revenue
LED Products revenue represented 35% and 42% of our total revenue for the three months ended December 30, 2018 and December 24, 2017, respectively.
LED Products revenue decreased 5% to $145.2 million for the three months ended December 30, 2018 from $152.7 million for the three months ended December 24, 2017. The decrease in revenue for the three months ended December 30, 2018 compared to the three months ended December 24, 2017 was due primarily to a 7% decrease in the number of units sold, which was partially offset by a 1% increase in ASP. The decrease in revenue is a result of global market uncertainty with China in light of the United States and China tariff and trade dispute, which was partially offset by an increase in license and royalty income.
LED Products revenue represented 36% and 41% of our total revenue for the six months ended December 30, 2018 and December 24, 2017, respectively.
LED Products revenue decreased 2% to $292.0 million for the six months ended December 30, 2018 from $297.2 million for the six months ended December 24, 2017. The decrease in revenue for the six months ended December 30, 2018 compared to the six months ended December 24, 2017 was due primarily to a 1% decrease in the number of units sold and a 1% decrease in ASP. The decrease in revenue is a result of global market uncertainty with China in light of the United States and China tariff and trade dispute, which was partially offset by an increase in license and royalty income.
Lighting Products Segment Revenue
Lighting Products revenue represented approximately 32% and 39% of our total revenue for the three months ended December 30, 2018 and December 24, 2017, respectively.
Lighting Products revenue decreased 8% to $132.5 million for the three months ended December 30, 2018 from $144.6 million for the three months ended December 24, 2017. The decrease in revenue for the three months ended December 30, 2018 compared to the three months ended December 24, 2017 was due to a 4% decrease in the number of overall units sold and a 4% decrease in ASP. The decrease in units sold for the period and ASP was due to the softness in the North American commercial lighting market, and our focus on higher margin business.
Lighting Products revenue represented approximately 32% and 40% of our total revenue for the six months ended December 30, 2018 and December 24, 2017, respectively.
Lighting Products revenue decreased 9% to $266.6 million for the six months ended December 30, 2018 from $294.3 million for the six months ended December 24, 2017. The decrease in revenue for the six months ended December 30, 2018 compared to the six months ended December 24, 2017 was due to an 8% decrease in the number of overall units sold and a 1% decrease in ASP. The decrease in units sold for the period and decrease in ASP was due to the softness in the North American commercial lighting market, and our focus on higher margin business.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
Wolfspeed gross profit	$64,681	$34,133	$30,548	89%	$125,096	$66,531	$58,565	88%
Wolfspeed gross margin	47.8%	48.4%			47.6%	48.7%
LED Products gross profit	43,522	38,606	4,916	13%	84,805	77,416	7,389	10%
LED Products gross margin	30.0%	25.3%			29.0%	26.0%
Lighting Products gross profit	34,069	22,964	11,105	48%	65,127	54,847	10,280	19%
Lighting Products gross margin	25.7%	15.9%			24.4%	18.6%
Unallocated costs	(7,028)	(3,100)	(3,928)	(127)%	(10,404)	(5,859)	(4,545)	(78)%
COGS acquisition related costs	(14)	—	(14)	(100)%	(1,226)	—	(1,226)	(100)%
Consolidated gross profit	$135,230	$92,603	$42,627	46%	$263,398	$192,935	$70,463	37%
Consolidated gross margin	32.7%	25.2%			32.1%	26.5%
Our consolidated gross profit increased 46% to $135.2 million for the three months ended December 30, 2018 from $92.6 million for the three months ended December 24, 2017. Our consolidated gross margin increased to 32.7% for the three months ended December 30, 2018 from 25.2% for the three months ended December 24, 2017.
Our consolidated gross profit increased 37% to $263.4 million for the six months ended December 30, 2018 from $192.9 million for the six months ended December 24, 2017. Our consolidated gross margin increased to 32.1% for the six months ended December 30, 2018 from 26.5% for the six months ended December 24, 2017.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 89% to $64.7 million for the three months ended December 30, 2018 from $34.1 million for the three months ended December 24, 2017. Wolfspeed gross margin decreased to 47.8% for the three months ended December 30, 2018 from 48.4% for the three months ended December 24, 2017. The increase in gross profit is primarily due to higher sales and higher factory output. The decrease in gross margin is primarily due to changes in product mix.

Wolfspeed gross profit increased 88% to $125.1 million for the six months ended December 30, 2018 from $66.5 million for the six months ended December 24, 2017. Wolfspeed gross margin decreased to 47.6% for the six months ended December 30, 2018 from 48.7% for the six months ended December 24, 2017. The increase in gross profit is primarily due to higher sales and higher factory output. The decrease in gross margin is primarily due to changes in product mix.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit increased 13% to $43.5 million for the three months ended December 30, 2018 from $38.6 million for the three months ended December 24, 2017. LED Products gross margin increased to 30.0% for the three months ended December 30, 2018 from 25.3% for the three months ended December 24, 2017. The increases in gross profit and margin are primarily due to lower factory costs, more favorable product mix and higher license and royalty revenue, partially offset by tariff costs.
LED Products gross profit increased 10% to $84.8 million for the six months ended December 30, 2018 from $77.4 million for the six months ended December 24, 2017. LED Products gross margin increased to 29.0% for the six months ended December 30, 2018 from 26.0% for the six months ended December 24, 2017. The increases in gross profit and margin are primarily due to lower factory costs, more favorable product mix and higher license and royalty revenue, partially offset by tariff costs.
Lighting Products Segment Gross Profit and Gross Margin
Lighting Products gross profit increased 48% to $34.1 million for the three months ended December 30, 2018 from $23.0 million for the three months ended December 24, 2017. Lighting Products gross margin increased to 25.7% for the three months ended December 30, 2018 from 15.9% for the three months ended December 24, 2017. The increase in Lighting Products gross profit for the three months ended December 30, 2018 was primarily due to our focus on higher margin business. The increase in Lighting Products gross margin for the three months ended December 30, 2018 was primarily due to favorable product mix, product cost reductions, improved operational efficiencies, favorable change in reserve estimates and being more selective with respect to business we pursue.
Lighting Products gross profit increased 19% to $65.1 million for the six months ended December 30, 2018 from $54.8 million for the six months ended December 24, 2017. Lighting Products gross margin increased to 24.4% for the six months ended December 30, 2018 from 18.6% for the six months ended December 24, 2017. The increase in Lighting Products gross profit for the six months ended December 30, 2018 was primarily due to our focus on higher margin business. The increase in Lighting Products gross margin for the six months ended December 30, 2018 was primarily due to favorable product mix, product cost reductions, improved operational efficiencies, favorable change in reserve estimates and being more selective with respect to business we pursue.
Unallocated Costs
Unallocated costs were $7.0 million and $3.1 million for the three months ended December 30, 2018 and December 24, 2017, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker (CODM) does not review them regularly when evaluating segment performance and allocating resources. The increase for the three months ended December 30, 2018 as compared to the three months ended December 24, 2017 was primarily attributable to higher stock-based and incentive compensation.
Unallocated costs were $10.4 million and $5.9 million for the six months ended December 30, 2018 and December 24, 2017, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase for the six months ended December 30, 2018 as compared to the three months ended December 24, 2017 was primarily attributable to higher stock-based and incentive compensation.
COGS Acquisition Related Cost Adjustment
The cost of goods sold (COGS) acquisition related cost adjustment was $14.0 thousand and $0 thousand for the three months ended December 30, 2018 and December 24, 2017, respectively. The COGS acquisition related cost adjustment was $1.2 million and $0 million for the six months ended December 30, 2018 and December 24, 2017, respectively. The COGS acquisition related cost adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of acquisition, and other RF Power acquisition costs, impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2019 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by our CODM when evaluating segment performance and allocating resources.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
Research and development	$49,181	$39,776	$9,405	24%	$95,146	$81,635	$13,511	17%
Percent of revenue	12%	11%			12%	11%
Research and development expenses for the three months ended December 30, 2018 increased 24% to $49.2 million from $39.8 million for the three months ended December 24, 2017. This increase was primarily due to the inclusion of the acquired RF Power business research and development spend. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
Research and development expenses for the six months ended December 30, 2018 increased 17% to $95.1 million from $81.6 million for the six months ended December 24, 2017. This increase was primarily due to the inclusion of the acquired RF Power business research and development spend. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
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

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
Sales, general and administrative	$72,120	$68,076	$4,044	6%	$144,810	$131,040	$13,770	11%
Percent of revenue	17%	19%			18%	18%
Sales, general and administrative expenses of $72.1 million for the three months ended December 30, 2018 increased 6% from $68.1 million for the three months ended December 24, 2017. The increase for the three months ended December 30, 2018 was primarily due to additional costs assumed in running the business and operations acquired in the RF Power acquisition.
Sales, general and administrative expenses of $144.8 million for the six months ended December 30, 2018 increased 11% from $131.0 million for the six months ended December 24, 2017. The increase for the six months ended December 30, 2018 was primarily due to additional costs assumed in running the business and operations acquired in the RF Power acquisition.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
Customer relationships	$3,092	$1,558	$1,534	98%	$6,184	$3,116	$3,068	98%
Developed technology	2,503	5,214	(2,711)	(52)%	7,156	10,429	(3,273)	(31)%
Non-compete agreements	750	20	730	3,650%	1,500	39	1,461	3,746%
Total amortization	$6,345	$6,792	($447)	(7)%	$14,840	$13,584	$1,256	9%
Amortization of acquisition-related intangibles was $6.3 million for the three months ended December 30, 2018 compared to $6.8 million for the three months ended December 24, 2017.
Amortization of acquisition-related intangibles was $14.8 million for the six months ended December 30, 2018 compared to $13.6 million for the six months ended December 24, 2017.
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

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
Loss on disposal or impairment of long-lived assets	$178	$4,262	($4,084)	(96)%	$671	$7,087	($6,416)	(91)%
We recognized a net loss of $178.0 thousand and a net loss of $4.3 million on the disposal of long-lived assets for the three months ended December 30, 2018 and December 24, 2017, respectively. The decrease in net loss for the three months ended December 30, 2018 as compared to the three months ended December 24, 2017 was primarily due to lower demolition and moving costs associated with the Wolfspeed manufacturing capacity expansion project.
We recognized a net loss of $671.0 thousand and a net loss of $7.1 million on the disposal of long-lived assets for the six months ended December 30, 2018 and December 24, 2017, respectively. The decrease in net loss for the six months ended December 30, 2018 as compared to the six months ended December 24, 2017 was primarily due to lower demolition and moving costs associated with the Wolfspeed manufacturing capacity expansion project.
Non-Operating (Expense) Income, net
The following table sets forth our non-operating (expense) income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
(Loss) gain on sale of investments, net	($107)	$1	($108)	(10,800)%	($107)	$47	($154)	(328)%
(Loss) gain on equity investment, net	(1,880)	24,746	(26,626)	(108)%	(8,524)	21,479	(30,003)	(140)%
Foreign currency gain (loss), net	27	462	(435)	(94)%	(571)	1,228	(1,799)	(146)%
Interest (expense) income, net	(3,671)	1,467	(5,138)	(350)%	(6,032)	2,617	(8,649)	(330)%
Other, net	167	53	114	215%	266	291	(25)	(9)%
Non-operating (expense) income, net	($5,464)	$26,729	($32,193)	(120)%	($14,968)	$25,662	($40,630)	(158)%
(Loss) gain on sale of investments, net. Loss on sale of investments, net was $107 thousand for the three months ended December 30, 2018 compared to a gain of $1 thousand for the three months ended December 24, 2017. Loss on sale of investments, net was $107 thousand for the six months ended December 30, 2018 compared to a gain of $47 thousand for the six months ended December 24, 2017.
(Loss) gain on equity investment, net. Loss on equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $1.9 million for the three months ended December 30, 2018 compared to a gain of $24.7 million for the three months ended December 24, 2017. The loss on equity investment in Lextar was $8.5 million for the six months ended December 30, 2018 compared to a gain of $21.5 million for the six months ended December 24, 2017. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price decreased from 21.00 New Taiwanese Dollars (TWD) at June 24, 2018 to 18.55 TWD at September 23, 2018 and further decreased to 17.85 TWD at December 30, 2018. Lextar's share price decreased from 18.40 TWD at June 25, 2017 to 17.20 TWD at September 24, 2017 and increased to 26.15 TWD at December 24, 2017. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency gain (loss), net. Foreign currency gain (loss), net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency gain for the three months ended December 30, 2018 was primarily due to a favorable fluctuation in the exchange rates between both the Indian Rupee, the Japanese Yen, TWD and the United States Dollar offset by an unfavorable fluctuation between the Euro, Canadian Dollar, Chinese Yuan and the United States Dollar. The foreign currency gain for the three months ended December 24, 2017 was primarily due to favorable fluctuations in the exchange rate between the Chinese Yuan and the United States Dollar offset by an unfavorable fluctuation between the Euro, Canadian Dollar, and the United States Dollar.
The foreign currency loss for the six months ended December 30, 2018 was primarily due to an unfavorable fluctuation in the exchange rates between both the Euro, Canadian Dollar, Indian Rupee, TWD and the United States Dollar offset by a favorable fluctuation between the Chinese Yuan, Japanese Yen and the United States Dollar. The foreign currency gain for the six months ended December 24, 2017 was primarily due to favorable fluctuations in the exchange rate between the Chinese Yuan, Euro, Canadian Dollar and the United States Dollar.
Interest (expense) income, net. Interest expense, net was $3.7 million for the three months ended December 30, 2018 compared to interest income, net of $1.5 million for the three months ended December 24, 2017. For the six months ended December 30, 2018, interest expense, net was $6.0 million compared to interest income, net of $2.6 million for the six months ended December 24, 2017. The interest expense, net for the three months ended December 30, 2018 was primarily due to higher interest expense due to the accretion of the equity portion and interest expense related to the Notes issued during the first quarter of fiscal 2019. The interest expense, net for the six months ended December 30, 2018 was primarily due to higher interest expense due to the accretion of the equity portion and interest expense related to the Notes issued during the first quarter of fiscal 2019. For a description of our offering of the Notes, see Note 8, "Long-term Debt," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other, net. Other, net income was $167 thousand for the three months ended December 30, 2018 compared to income of $53 thousand for the three months ended December 24, 2017. For the six months ended December 30, 2018, other, net was income of $266 thousand compared to $291 thousand for the six months ended December 24, 2017.

Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 30, 2018	December 24, 2017	Change		December 30, 2018	December 24, 2017	Change
Income tax expense (benefit)	$4,423	($13,326)	$17,749	133%	$6,577	($8,629)	$15,206	176%
Effective tax rate	227.8%	(3,128.2)%			(93.5)%	58.5%
In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S., and (iii) projected tax credits generated.
We recognized an income tax expense of $4.4 million for an effective tax rate of 227.8% for the three months ended December 30, 2018 as compared to income tax benefit of $13.3 million for an effective tax rate of (3,128.2)% for the three months ended December 24, 2017. For the six months ended December 30, 2018, we recognized an income tax expense of $6.6 million for an effective tax rate of (93.5)% as compared to income tax benefit of $8.6 million for an effective tax rate of 58.5% for the six months ended December 24, 2017. The change in our effective tax rate for the three and six months ended December 30, 2018 was primarily due to the tax benefit of remeasuring our U.S. deferred tax liabilities at the lower statutory tax rate during the three and six months ended December 24, 2017.
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

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	December 30, 2018	June 24, 2018	Change
Days of sales outstanding(a)	31	34	(3)
Days of supply in inventory(b)	102	91	11
Days in accounts payable(c)	(46)	(46)	—
Cash conversion cycle	87	79	8

a)
Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables, accrued contract liabilities (excluding deferred revenue) and the revenue, net for the quarter then ended. DSO is calculated by dividing ending accounts receivable, net of applicable allowances and contract liabilities (excluding deferred revenue), by the average net revenue per day for the respective 90 day period.

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

The increase in our cash conversion cycle was primarily driven by an increase in days in inventory, partially offset by a decrease in days of sales outstanding.
As of December 30, 2018, we had unrealized losses on our investments of $1.7 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 30, 2018 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 30, 2018.

Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Six Months Ended
	December 30, 2018	December 24, 2017	Change
Net cash provided by operating activities	$126,266	$105,812	$20,454	19%
Net cash used in investing activities	(178,755)	(97,728)	(81,027)	(83)%
Net cash provided by financing activities	289,734	28,600	261,134	913%
Effects of foreign exchange changes on cash and cash equivalents	(136)	407	(543)	(133)%
Net increase in cash and cash equivalents	$237,109	$37,091	$200,018	539%
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.

Cash Flows from Operating Activities
Net cash provided by operating activities increased to $126.3 million for the six months ended December 30, 2018 from $105.8 million for the six months ended December 24, 2017. This increase was primarily due to higher accounts payable.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment and payments for patents and licensing rights. Net cash used in investing activities was $178.8 million for the six months ended December 30, 2018 and net cash used in investing activities was $97.7 million for the six months ended December 24, 2017. The increase in cash used for investing activities was due to increased net purchases of short-term investments of $92.3 million for the six months ended December 30, 2018 compared to the six months ended December 24, 2017. This was partially offset by an $11.4 million decrease in our capital spending for the six months ended December 30, 2018 compared to the six months ended December 24, 2017 due to the timing of spend related to factory expansion that was in process during the six months ended December 24, 2017.
For fiscal 2019, we target approximately $220 million of capital investment, which is primarily related to infrastructure projects to support our longer-term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $289.7 million for the six months ended December 30, 2018 compared to net cash used by financing activities of $28.6 million in the six months ended December 24, 2017. For the six months ended December 30, 2018, our financing activities primarily consisted of proceeds of $575 million from the issuance of the Notes and proceeds of $20 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises, partially offset by the net repayment on our line of credit of $292 million. For the six months ended December 24, 2017, our financing activities primarily consisted of a payment of acquisition-related contingent consideration of $1.9 million, partially offset by net borrowing on our line of credit of $21.0 million, and proceeds of $46.6 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future success may depend on our ability to deliver new, higher performing and/or lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure volume purchase orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development, introduction and qualification of new products which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable products;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence and/or react to evolving standards;

•	qualification and acceptance of our new product and systems designs;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer increasingly complex products and technology from development to manufacturing;

•	our customers’ ability to develop competitive products incorporating our products; and

•	market acceptance of our products and our customers’ products.
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

While we intend to continue to focus on managing our costs and expenses, we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. For example, we continue to transition our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.

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

•	diversion of management attention;

•	difficulty separating the operations, personnel and financial and operating systems of a spin-off or divestiture from our current business;

•	the possibility we are unable to complete a transaction and expend substantial resources without achieving the desired benefit;

•	the inability to obtain required regulatory agency approvals;

•
reliance on a transaction counterparty for transition services for an extended period of time, which may result in additional expenses and delay an integration of the acquired business and realization of the desired benefit of the transaction;

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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. For example, parts of our Wolfspeed business are currently experiencing demand in excess of our production capacity, which is resulting in extended manufacturing lead times to customers as we manage our constrained capacity. We have been making significant investments to expand our materials, power and RF device capacity and continue to do so, these investments take time to be delivered, installed and become fully qualified. As a result, we may be unable to build or qualify such new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in providing a more cost-effective manufacturing process. We continue to transition our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted.
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
Changes in governmental budget priorities could adversely affect our business and results of operations.  U.S. and foreign government agencies have purchased products directly from us and products from our customers, and U.S. government agencies have historically funded a portion of our research and development activities.  When the government changes budget priorities, such as in times of war or financial crisis, or reallocates its research and development spending to areas unrelated to our business, our research and development funding and our product sales to government entities and government-funded customers are at risk.  For example, demand and payment for our products and our customers’ products may be affected by government shutdowns, public sector budgetary cycles, funding authorizations or utility rebates. Funding reductions or delays could negatively impact demand for our products. If government or utility funding is discontinued or significantly reduced, our business and results of operations could be adversely affected.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the second quarter of fiscal 2019 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 24, 2018.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $32.00 to a high of $51.25 during the 12 months ended December 30, 2018. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 31, 2019

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)