Form 10-Q
period 2019-03-31
CREE INC
filed 2019-05-03
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-21154
CREE, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1572719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Silicon Drive Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)
(919) 407-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.00125 par value	CREE	The Nasdaq Stock Market LLC

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
Yes [   ] No[ X]
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 26, 2019, was 105,248,244.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 24, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$456,157	$118,924
Short-term investments	333,111	268,161
Total cash, cash equivalents and short-term investments	789,268	387,085
Accounts receivable, net	150,390	86,398
Income tax receivable	489	2,256
Inventories	172,793	151,636
Prepaid expenses	19,201	24,521
Other current assets	25,916	12,921
Current assets held for sale (Note 2)	340,782	225,544
Total current assets	1,498,839	890,361
Property and equipment, net	607,659	589,073
Goodwill	530,004	530,004
Intangible assets, net	203,016	215,815
Other long-term investments	44,122	57,501
Deferred income taxes	9,958	5,766
Other assets	5,559	11,604
Long-term assets held for sale (Note 2)	—	337,692
Total assets	$2,899,157	$2,637,816
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$111,203	$105,354
Accrued salaries and wages	63,361	41,877
Income taxes payable	1,701	—
Accrued contract liabilities (Note 3)	47,328	—
Other current liabilities	20,472	19,280
Current liabilities held for sale (Note 2)	90,355	82,053
Total current liabilities	334,420	248,564
Long-term liabilities:
Long-term debt	—	292,000
Convertible notes, net	463,491	—
Deferred income taxes	5,878	3,148
Other long-term liabilities	29,453	518
Long-term liabilities held for sale (Note 2)	—	21,505
Total long-term liabilities	498,822	317,171
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 31, 2019 and June 24, 2018; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 31, 2019 and June 24, 2018; 104,515 issued and outstanding at March 31, 2019 and 101,488 shares issued and outstanding at June 24, 2018	131	127
Additional paid-in-capital	2,772,042	2,549,123
Accumulated other comprehensive income, net of taxes	2,554	596
Accumulated deficit	(713,780)	(482,710)
Total shareholders’ equity	2,060,947	2,067,136
Non-controlling interest	4,968	4,945
Total liabilities and equity	$2,899,157	$2,637,816
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(In thousands, except per share amounts)
Revenue, net	$274,050	$225,200	$828,729	$659,128
Cost of revenue, net	173,596	150,337	526,444	445,198
Gross profit	100,454	74,863	302,285	213,930
Operating expenses:
Research and development	40,722	31,144	117,235	95,184
Sales, general and administrative	61,626	46,631	157,937	128,743
Amortization or impairment of acquisition-related intangibles	3,906	1,516	11,717	3,224
Loss on disposal and impairment of other assets	5,286	1,112	5,708	6,940
Total operating expenses	111,540	80,403	292,597	234,091
Operating (loss) income	(11,086)	(5,540)	9,688	(20,161)
Non-operating (expense) income, net	(8,440)	(10,000)	(23,695)	14,942
Loss before income taxes	(19,526)	(15,540)	(14,007)	(5,219)
Income tax expense (benefit)	2,785	(5,377)	9,252	(17,633)
(Loss) Income from continuing operations	(22,311)	(10,163)	(23,259)	12,414
Loss from discontinued operations, net of tax	(205,420)	(230,370)	(218,085)	(259,067)
Net loss	(227,731)	(240,533)	(241,344)	(246,653)
Net income attributable to non-controlling interest	121	44	23	59
Net loss attributable to controlling interest	($227,852)	($240,577)	($241,367)	($246,712)

(Loss) Earnings per share - basic
Continuing operations	($0.22)	($0.10)	($0.23)	$0.13
Discontinued operations	(1.98)	(2.30)	(2.12)	(2.62)
Loss per share - basic	($2.20)	($2.40)	($2.35)	($2.49)

(Loss) Earnings per share - diluted
Continuing operations	($0.22)	($0.10)	($0.23)	$0.12
Discontinued operations	(1.98)	(2.30)	(2.12)	(2.57)
Loss per share - diluted	($2.20)	($2.40)	($2.35)	($2.45)

Weighted average shares used in per share calculation:
Basic	103,659	100,140	102,807	99,046
Diluted	103,659	100,140	102,807	100,672
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(In thousands)
Net loss	($227,731)	($240,533)	($241,344)	($246,653)
Other comprehensive income (loss)
Currency translation (loss) gain	(250)	788	(784)	2,006
Net unrealized gain (loss) on available-for-sale securities, net of tax benefit of $0 and $0, respectively	1,948	(2,269)	2,742	(5,969)
Other comprehensive income (loss)	1,698	(1,481)	1,958	(3,963)
Comprehensive loss	(226,033)	(242,014)	(239,386)	(250,616)
Net income attributable to non-controlling interest	121	44	23	59
Comprehensive loss attributable to controlling interest	($226,154)	($242,058)	($239,409)	($250,675)
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Number of Shares	Par Value
	(In thousands)
Balance at June 24, 2018	101,488	$127	$2,549,123	($482,710)	$596	$2,067,136	$4,945	$2,072,081
Net loss	—	—	—	(11,067)	—	(11,067)	(67)	(11,134)
Currency translation gain, net of tax benefit of $0	—	—	—	—	343	343	—	343
Unrealized loss on available-for-sale securities, net of tax expense of $0	—	—	—	—	(275)	(275)	—	(275)
Comprehensive loss						(10,999)	(67)	(11,066)
Income tax expense from stock option exercises	—	—	(10,828)	—	—	(10,828)	—	(10,828)
Stock-based compensation	—	—	12,117	—	—	12,117	—	12,117
Exercise of stock options and issuance of shares	1,032	1	15,503	—	—	15,504	—	15,504
Adoption of ASC 606	—	—	—	10,299	—	10,299	—	10,299
Convertible note issuance	—	—	110,591	—	—	110,591	—	110,591
Balance at September 23, 2018	102,520	$128	$2,676,506	($483,478)	$664	$2,193,820	$4,878	$2,198,698
Net loss	—	—	—	(2,450)	—	(2,450)	(31)	(2,481)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(877)	(877)	—	(877)
Unrealized gain on available-for-sale securities, net of tax expense of $0	—	—	—	—	1,069	1,069	—	1,069
Comprehensive loss	—	—	—	—	—	(2,258)	(31)	(2,289)
Income tax benefit from stock option exercises	—	—	9,278	—	—	9,278	—	9,278
Stock-based compensation	—	—	13,635	—	—	13,635	—	13,635
Exercise of stock options and issuance of shares	553	1	4,182	—	—	4,183	—	4,183
Balance at December 30, 2018	103,073	$129	$2,703,601	($485,928)	$856	$2,218,658	$4,847	$2,223,505
Net (loss) income	—	—	—	(227,852)	—	(227,852)	121	(227,731)
Currency translation loss, net of tax benefit of $0	—	—	—	—	(250)	(250)	—	(250)
Unrealized gain on available-for-sale securities, net of tax expense of $0	—	—	—	—	1,948	1,948	—	1,948
Comprehensive (loss) income	—	—	—	—	—	(226,154)	121	(226,033)
Income tax expense from stock option exercises	—	—	(469)	—	—	(469)	—	(469)
Stock-based compensation	—	—	15,647	—	—	15,647	—	15,647
Exercise of stock options and issuance of shares	1,442	2	53,263	—	—	53,265	—	53,265
Balance at March 31, 2019	104,515	$131	$2,772,042	($713,780)	$2,554	$2,060,947	$4,968	$2,065,915
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Number of Shares		Par Value
	(In thousands)
Balance at June 25, 2017	97,674		$121	$2,419,517	($202,742)	$5,909	$2,222,805	—	$2,222,805
Net loss	—		—	—	(19,857)	—	(19,857)	(16)	(19,873)
Currency translation gain, net of tax benefit of $0	—		—	—	—	1,642	1,642	—	1,642
Unrealized loss on available-for-sale securities, net of tax expense of $0	—		—	—	—	(39)	(39)	—	(39)
Comprehensive loss							(18,254)	(16)	(18,270)
Income tax expense from stock option exercises	—		—	(3,798)	—	—	(3,798)	—	(3,798)
Stock-based compensation	—		—	10,226	—	—	10,226	—	10,226
Exercise of stock options and issuance of shares	371		—	118	—	—	118	—	118
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,900	4,900
Balance at September 24, 2017	98,045		$121	$2,426,063	($222,599)	$7,512	$2,211,097	$4,884	$2,215,981
Net income	—		—	—	13,721		13,721	31	13,752
Currency translation loss, net of tax benefit of $0	—		—	—	—	(424)	(424)	—	(424)
Unrealized loss on available-for-sale securities, net of tax expense of $0	—		—	—	—	(3,660)	(3,660)	—	(3,660)
Comprehensive income	—		—	—	—	—	9,637	31	9,668
Income tax expense from stock option exercises	—		—	(849)	—	—	(849)	—	(849)
Stock-based compensation	—		—	11,780	—	—	11,780	—	11,780
Exercise of stock options and issuance of shares	1,843		2	46,430	—	—	46,432	—	46,432
Balance at December 24, 2017	99,888		$123	$2,483,424	($208,878)	$3,428	$2,278,097	$4,915	$2,283,012
Net (loss) income	—		—	—	(240,577)	—	(240,577)	44	(240,533)
Currency translation gain, net of tax benefit of $0	—		—	—	—	788	788	—	788
Unrealized loss on available-for-sale securities, net of tax expense of $0	—		—	—	—	(2,269)	(2,269)	—	(2,269)
Comprehensive (loss) income	—		—	—	—	—	(242,058)	44	(242,014)
Income tax (expense) benefit from stock option exercises	—		—	(1,291)	—	—	(1,291)	—	(1,291)
Stock-based compensation	—		—	11,471	—	—	11,471	—	11,471
Exercise of stock options and issuance of shares	599		1	15,692	—	—	15,693	—	15,693
Balance at March 25, 2018	100,487		$124	$2,509,296	($449,455)	$1,947	$2,061,912	$4,959	$2,066,871

The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2019	March 25, 2018
	(In thousands)
Cash flows from operating activities:
Net loss	($241,344)	($246,653)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,256	113,244
Amortization of debt issuance costs and discount	12,687	—
Stock-based compensation	40,497	33,319
Impairment charges	197,580	247,455
Loss on disposal or impairment of long-lived assets	2,842	8,803
Amortization of premium/discount on investments	2,113	3,943
Loss (gain) on equity investment	12,443	(7,510)
Foreign exchange loss (gain) on equity investment	936	(2,543)
Deferred income taxes	(1,655)	(49,875)
Changes in operating assets and liabilities:
Accounts receivable, net	(56,339)	5,728
Inventories	(19,237)	(4,640)
Prepaid expenses and other assets	3,517	2,041
Accounts payable, trade	6,590	15,328
Accrued salaries and wages and other liabilities	110,083	6,783
Net cash provided by operating activities	186,969	125,423
Cash flows from investing activities:
Purchases of property and equipment	(106,522)	(128,433)
Purchases of patent and licensing rights	(9,148)	(7,913)
Proceeds from sale of property and equipment	286	538
Purchases of short-term investments	(251,676)	(174,623)
Proceeds from maturities of short-term investments	146,368	166,771
Proceeds from sale of short-term investments	28,185	176,981
Purchase of acquired business, net of cash acquired	—	(427,120)
Net cash used in investing activities	(192,507)	(393,799)
Cash flows from financing activities:
Proceeds from issuing shares to non-controlling interest	—	4,900
Payment of acquisition-related contingent consideration	—	(1,850)
Proceeds from long-term debt borrowings	95,000	555,000
Payments on long-term debt borrowings	(387,000)	(384,000)
Proceeds from convertible notes	575,000	—
Payments of debt issuance costs	(12,938)	—
Net proceeds from issuance of common stock	72,948	62,240
Net cash provided by financing activities	343,010	236,290
Effects of foreign exchange changes on cash and cash equivalents	(239)	715
Net increase (decrease) in cash and cash equivalents	337,233	(31,371)
Cash and cash equivalents:
Beginning of period	118,924	132,597
End of period	$456,157	$101,226
Supplemental disclosure of cash flow information:
Significant non-cash transactions:
Accrued property and equipment	$15,247	$19,275
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Cree, Inc. (the Company) is an innovator of wide bandgap semiconductor products for power and radio-frequency (RF) applications and lighting-class light emitting diode (LED) products. The Company's products are targeted for applications such as transportation, power supplies, inverters, wireless systems, indoor and outdoor lighting, electronic signs and signals and video displays.
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
In addition, the Company designs, manufactures and sells LED lighting fixtures and lamps for the commercial, industrial and consumer markets. The Company refers to these product lines as the Lighting Products business unit. As discussed in Note 2, “Discontinued Operations,” on March 14, 2019, the Company executed a definitive agreement to sell its Lighting Products business unit to IDEAL Industries, Inc (IDEAL). As a result, the Company has classified the results of the Lighting Products business unit, which previously was identified as the Lighting Products segment, as discontinued operations in its consolidated statements of (loss) income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, California, Arkansas, Wisconsin and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arizona, Arkansas, California and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987 and is headquartered in Durham, North Carolina.
The Company's two reportable segments are:

•	Wolfspeed

•	LED Products
For financial results by reportable segment, please refer to Note 14, "Reportable Segments."
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive (loss) income, shareholders' equity and cash flows at March 31, 2019, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 24, 2018 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018 (fiscal 2018). The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2019 (fiscal 2019). Historical periods presented include reclassifications to reflect discontinued operations (see Note 2).

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
The Company has identified an error pertaining to the amounts presented as currency translation loss and unrealized gain on available-for-sale securities in the previously reported Consolidated Statements of Comprehensive Loss for the three and nine months ended March 25, 2018.  As a result, the Company has revised the amounts for the three and nine months ended March 25, 2018 to reflect a currency translation gain of $0.8 million and $2.0 million, and net unrealized loss on available-for-sale securities of $2.3 million and $6.0 million, net of tax benefit, respectively.  The Company concluded that these errors were not material individually or in the aggregate to any of the periods impacted.
Recently Issued Accounting Pronouncements Adopted
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
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09: Revenue from Contracts with Customers (Topic 606). The FASB has subsequently issued multiple ASUs that amend and clarify the guidance in Topic 606. The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The Company adopted this standard on June 25, 2018. The cumulative effect of this adjustment recorded to beginning retained earnings as of June 25, 2018 was $10.3 million, and the Company did not recognize a discrete tax impact related to the opening deferred tax balance as of June 25, 2018 due to the full U.S. valuation allowance. The Company recognized a loss of revenue of approximately $1.6 million for the nine months ended March 31, 2019, and expects the ongoing effect to be immaterial to the consolidated financial statements. See Note 3, "Revenue Recognition," for discussion of the impacted financial statement line items.
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
Recently Issued Accounting Pronouncements Pending Adoption

Leases
In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) and ASU 2018-10: Codification Improvements to Topic 842, Leases. The FASB has subsequently issued multiple ASUs, which amend and clarify the guidance in Topic 842. These ASUs require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For income statement purposes, leases are still required to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The effective date will be the first quarter of the Company's fiscal year ending June 28, 2020, using the modified retrospective method. The Company is currently analyzing the impact of this new pronouncement.
Note 2 – Discontinued Operations
On March 14, 2019, the Company entered into a Purchase Agreement (the Purchase Agreement) with IDEAL. The transaction, is targeted to close by the end of Cree's fiscal year 2019, subject to customary closing conditions and governmental approvals.
Pursuant to the Purchase Agreement, the Company will sell to IDEAL, and IDEAL will purchase from the Company, certain manufacturing facilities and equipment, inventory, intellectual property rights, contracts, and real estate of the Company comprising the Company’s Lighting Products business unit, which includes the LED lighting fixtures, lamps and corporate lighting solutions business for commercial, industrial and consumer applications, and all of the issued and outstanding equity interests of E-conolight LLC (E-conolight), Cree Canada Corp. and Cree Europe S.r.l. (collectively the Lighting Products business), IDEAL will also assume certain liabilities related to the Lighting Products business. The Lighting Products business represented all of the Lighting Products segment disclosed in our historical financial statements.
The aggregate consideration paid for the Lighting Products business will consist of $225 million in cash, which is subject to certain adjustments, and an earnout payment subject to the future performance of the Lighting Products business. In connection with the transaction, the Company and IDEAL will also enter into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which will assign to IDEAL certain intellectual property owned by the Company and license to IDEAL certain additional intellectual property owned by the Company; (ii) a Transition Services Agreement, which is designed to ensure a smooth transition of the Lighting Products business to IDEAL; (iii) an LED Supply Agreement, pursuant to which the Company will supply IDEAL with certain LED chip and component products for three years; and, (iv) a Real Estate License Agreement, which will allow IDEAL to use certain premises owned by the Company to conduct the Lighting Products business after closing.
The Company has classified the results of the Lighting Products business as discontinued operations in the Company’s consolidated statements of (loss) income for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets of the Lighting Products business upon classification as discontinued operations in March 2019. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. The assets and liabilities held for sale as of March 31, 2019 are classified as current in the consolidated balance sheet as the Company expects the transaction to close and proceeds to be collected within one year.
The following table presents the financial results of the Lighting Products business unit as loss from discontinued operations, net of income taxes in the Company's consolidated statements of (loss) income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Revenue, net	$109,386	$130,759	$376,008	$425,100
Cost of revenue, net	82,490	106,564	287,553	347,037
Gross profit	26,896	24,195	88,455	78,063
Total operating expenses	231,937	286,717	306,350	366,375
Non-operating income	197	348	497	1,068
Loss from discontinued operations before income taxes	(204,844)	(262,174)	(217,398)	(287,244)
Income tax expense (benefit)	576	(31,804)	687	(28,177)
Loss from discontinued operations, net of income taxes	($205,420)	($230,370)	($218,085)	($259,067)

Additionally, the Company recorded a $197.6 million impairment charge on assets held for sale, which includes goodwill of $90 million, for the three and nine months ended March 31, 2019 and a $247.5 million goodwill impairment charge for the three and nine months ended March 25, 2018.

The following table presents the assets and liabilities related to the Lighting Products business unit held for sale (in thousands):

	March 31, 2019	June 24, 2018
Assets Held for Sale
Accounts receivable, net	$59,929	$67,477
Prepaid and other current assets	7,264	11,059
Income tax receivable	494	449
Inventories	143,104	144,379
Property and equipment, net	71,226	72,246
Deferred tax assets	538	685
Intangible assets, net	133,358	174,239
Goodwill	—	90,326
Other long term assets	203	196
Valuation allowance on disposal group	(75,334)	—
Total Assets Held for Sale*	$340,782	$561,056

Liabilities Held for Sale
Accounts payable	$34,201	$45,953
Accrued salaries and wages	18,661	11,581
Other accrued liabilities	21,122	24,248
Income tax payable	—	271
Other long term liabilities	16,371	21,505
Total Liabilities Held for Sale*	$90,355	$103,558

*Amounts in the June 24, 2018 column are classified as current and long-term in the consolidated balance sheet.

The following table presents the cash flow of the Lighting Products business unit (in thousands):

	Nine Months Ended
	March 31, 2019	March 25, 2018
Net cash provided by discontinued operating activities	$9,294	$49,047
Net cash used in discontinued investing activities	(15,356)	(12,577)

Note 3 – Revenue Recognition
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
Master supply or distributor agreements are in place with the majority of the Company's customers and contain terms and conditions including, but not limited to payment, delivery, incentives and warranty. These agreements typically do not require minimum purchase commitments. In the case an agreement is not present, the Company considers a purchase order, which is governed by the Company’s standard terms and conditions, to be a contract.
Substantially all of the Company's revenue is derived from product sales. Revenue is recognized at a point in time based on the Company’s evaluation of when the customer obtains control of the products, and all performance obligations under the terms of the contract are satisfied. If customer acceptance clauses are present and it cannot be objectively determined that control has been transferred based on the contract and shipping terms, revenue is only recorded when customer acceptance is received and all performance obligations have been satisfied. Sales of products typically do not include more than one performance obligation.
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration the Company expects to be entitled to in exchange for products or services. Variable consideration is recognized as a reduction of net revenue with a corresponding reserve at the time of revenue recognition, and consists primarily of sales incentives or rebates, price concessions and return allowances. Variable consideration is estimated based on contractual terms, historical analysis of customer purchase volumes, or historical analysis using specific data for the type of consideration being assessed. The Company offers product warranties and establishes liabilities for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liability estimates are included in cost of revenue in the Company’s Consolidated Statements of (Loss) Income, and further detail is presented in Note 13, "Commitments and Contingencies."
Contract liabilities primarily include deferred revenue, price protection guarantees, customer deposits and various rights of return. Contract liabilities were $74.6 million and $47.1 million for the periods ended March 31, 2019 and June 24, 2018, respectively, and are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. These items were previously presented as a reduction of accounts receivable on the consolidated balance sheet. The adjustments do not impact net cash used in operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the statement of cash flows
Practical Expedients and Exemptions
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
Sales tax, value-added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue, and shipping and handling costs are treated as fulfillment activities and are included in cost of revenue in the Company’s Consolidated Statements of (Loss) Income.
Opening Balance Adjustments
The following table summarizes the impacts of adopting the new revenue standard on the Company's unaudited consolidated balance sheet (in thousands):

	Balance as of June 24, 2018	Adjustments	Opening Balance as of June 25, 2018
Assets:
Accounts Receivable	$86,398	$43,355	$129,753
Liabilities:
Accrued Contract Liabilities	—	(42,675)	(42,675)
Stockholders' Equity:
Accumulated Deficit	(482,710)	10,299	(472,411)
Revenue Disaggregation
The following table presents disaggregated revenue by geography (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
United States	$67,643	$53,796	$194,463	$161,446
China	83,448	86,700	289,957	279,017
Europe	63,238	46,788	197,168	112,656
Other	59,721	37,916	147,141	106,009
Total Revenue	$274,050	$225,200	$828,729	$659,128
Note 4 – Acquisition
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
The acquisition of the RF Power business from Infineon was accounted for as a business combination. The assets, liabilities and operating results of the RF Power business have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, the RF Power business's results from operations are reported as part of the Company's Wolfspeed segment. The results of the RF Power business are reflected in the Company's Consolidated Statements of (Loss) Income for the three and nine months ended March 31, 2019.
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
The Company incurred approximately $3.8 million of total transaction costs related to the acquisition, of which approximately $0.1 million were recognized in the first and second quarters of fiscal 2019 in accordance with U.S. GAAP.
Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of continuing operations of the Company as if the RF Power transaction had occurred at the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	March 25, 2018	March 25, 2018
Revenue	$240,180	$724,547
Net (loss) income	(14,485)	3,802
(Loss) earnings per share, basic	($0.14)	$0.04
(Loss) earnings per share, diluted	($0.14)	$0.04
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the RF Power business to give effect to events and transactions that are directly attributable to the RF Power business transactions, including the elimination of sales by the Company to the RF Power business prior to acquisition, additional depreciation and amortization that would have been charged assuming the fair value adjustments primarily to property and equipment and intangible assets had been applied at the beginning of fiscal 2017, together with the consequential tax effects. Excluded from the pro forma net income and the earnings per share amounts for the three months and nine months ended March 25, 2018 are one-time acquisition costs and foreign currency gains attributable to the RF Power business of $0.1 million. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 2017, nor is it indicative of any future results.

Arkansas Power Electronics International, Inc.
On July 8, 2015, the Company closed on the acquisition of Arkansas Power Electronics International, Inc. (APEI), a global leader in power modules and power electronics applications, pursuant to a merger agreement with APEI and certain shareholders of APEI, whereby the Company acquired all of the outstanding share capital of APEI in exchange for a base purchase price of $13.8 million, subject to certain adjustments. In addition, if certain goals were achieved over the subsequent two years, additional cash payments totaling up to $4.6 million were to be made to the former APEI shareholders. Payments totaling $2.7 million were made to the former APEI shareholders in July 2016 based on achievement of the first-year goals. The final payment of $1.9 million was made in July 2017 based on achievement of the second-year goals. In connection with this acquisition, APEI became a wholly owned subsidiary of the Company, renamed Cree Fayetteville, Inc. (Cree Fayetteville). Cree Fayetteville is not considered a significant subsidiary of the Company and its results from operations are reported as part of the Company's Wolfspeed segment.
Note 5 – Financial Statement Details
Accounts Receivable, net
The following table summarizes the components of accounts receivable, net (in thousands):

	March 31, 2019	June 24, 2018
Billed trade receivables	$146,883	$128,858
Unbilled contract receivables	4,023	966
	150,906	129,824
Allowance for sales returns, discounts and other incentives	—	(42,675)
Allowance for bad debts	(516)	(751)
Accounts receivable, net	$150,390	$86,398
Inventories
The following table summarizes the components of inventories (in thousands):

	March 31, 2019	June 24, 2018
Raw material	$37,580	$35,092
Work-in-progress	95,882	86,193
Finished goods	39,331	30,351
Inventories	$172,793	$151,636
Other Current Liabilities
The following table summarizes the components of other current liabilities (in thousands):

	March 31, 2019	June 24, 2018
Accrued taxes	$4,943	$6,414
Accrued professional fees	12,419	4,901
Accrued warranty	1,241	1,399
Accrued other	1,869	6,566
Other current liabilities	$20,472	$19,280

Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	March 31, 2019	June 24, 2018
Currency translation gain	$4,292	$5,075
Net unrealized loss on available-for-sale securities	(1,738)	(4,479)
Accumulated other comprehensive income, net of taxes	$2,554	$596
Non-Operating (Expense) Income, net
The following table summarizes the components of non-operating (expense) income, net (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Foreign currency (loss) gain, net	($613)	$3,530	($1,107)	$4,386
Loss on sale of investments, net	(25)	(133)	(132)	(85)
(Loss) gain on equity investment, net	(3,898)	(13,968)	(12,457)	7,510
Interest (expense) income, net	(3,731)	739	(9,763)	3,354
Other, net	(173)	(168)	(236)	(223)
Non-operating (expense) income, net	($8,440)	($10,000)	($23,695)	$14,942
The change in (loss) gain on equity investment, net is due to the decrease in the Lextar Electronics Corporation (Lextar) stock price.
Reclassifications Out of Accumulated Other Comprehensive Income, net of taxes
The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of taxes (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of (Loss) Income
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net unrealized loss on available-for-sale securities, net of taxes	($25)	($133)	($132)	($85)	Non-operating (expense) income, net
Less income tax effect	—	—	—	—	Income tax expense (benefit)
Total reclassifications	($25)	($133)	($132)	($85)
Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

The following tables summarize short-term investments (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$96,029	$170	($297)	$95,902
Corporate bonds	151,244	337	(274)	151,307
U.S. agency securities	4,689	1	(1)	4,689
U.S. Treasury securities	28,972	7	(18)	28,961
Non-U.S. certificates of deposit	50,277	782	—	51,059
U.S. certificates of deposit	—	—	—	—
Commercial paper	1,193	—	—	1,193
Total short-term investments	$332,404	$1,297	($590)	$333,111

	June 24, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$110,198	$17	($939)	$109,276
Corporate bonds	77,871	36	(1,150)	76,757
U.S. agency securities	3,922	—	(38)	3,884
U.S. Treasury securities	—	—	—	—
Non-U.S. certificates of deposit	77,744	—	—	77,744
U.S. certificates of deposit	500	—	—	500
Commercial paper	—	—	—	—
Total short-term investments	$270,235	$53	($2,127)	$268,161

The following tables present the gross unrealized losses and estimated fair value of the Company's short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in thousands, except numbers of securities):

	March 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,406	$—	$68,677	($297)	$71,083	($297)
Corporate bonds	31,144	(17)	32,930	(257)	64,074	(274)
U.S. agency securities	5,788	(1)	—	—	5,788	(1)
U.S. Treasury securities	10,110	(2)	3,907	(16)	14,017	(18)
Total	$49,448	($20)	$105,514	($570)	$154,962	($590)
Number of securities with an unrealized loss		54		85		139

	June 24, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$97,470	($861)	$3,642	($78)	$101,112	($939)
Corporate bonds	61,453	(1,088)	1,486	(62)	62,939	(1,150)
U.S. agency securities	3,884	(38)	—	—	3,884	(38)
U.S. Treasury securities	—	—	—	—	—	—
Total	$162,807	($1,987)	$5,128	($140)	$167,935	($2,127)
Number of securities with an unrealized loss		151		6		157
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
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its securities to be impaired as of March 31, 2019 or June 24, 2018.
The contractual maturities of short-term investments as of March 31, 2019 were as follows (in thousands):

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$37,749	$58,153	$—	$—	$95,902
Corporate bonds	61,245	90,062	—	—	151,307
U.S. agency securities	3,988	701	—	—	4,689
U.S. Treasury securities	28,961	—	—	—	28,961
Non-U.S. certificates of deposit	51,059	—	—	—	51,059
Commercial paper	1,193	—	—	—	1,193
Total short-term investments	$184,195	$148,916	$—	$—	$333,111

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of March 31, 2019, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, certificates of deposit, commercial paper, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service's consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 31, 2019.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy (in thousands):

	March 31, 2019				June 24, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Corporate bonds	$—	$4,452	$—	$4,452	$—	$—	$—	$—
U.S. Treasury securities	2,998	—	—	2,998	—	—	—	—
Non-U.S. certificates of deposit	—	147,771	—	147,771	—	75,499	—	75,499
Commercial paper	—	4,742	—	4,742	—	275	—	275
U.S. agency securities	—	1,800	—	1,800	—	—	—	—
Money market funds	7,414	—	—	7,414	1,992	—	—	1,992
Total cash equivalents	10,412	158,765	—	169,177	1,992	75,774	—	77,766
Short-term investments:
Municipal bonds	—	95,902	—	95,902	—	109,276	—	109,276
Corporate bonds	—	151,307	—	151,307	—	76,757	—	76,757
U.S. agency securities	—	4,689	—	4,689	3,884	—	—	3,884
U.S. Treasury securities	28,961	—	—	28,961	—	—	—	—
U.S. certificates of deposit	—	—	—	—	—	500	—	500
Variable rate demand note	—	—	—	—	—	—	—	—
Commercial paper	—	1,193	—	1,193	—	—	—	—
Non-U.S. certificates of deposit	—	51,059	—	51,059	—	77,744	—	77,744
Total short-term investments	28,961	304,150	—	333,111	3,884	264,277	—	268,161
Other long-term investments:
Common stock of non-U.S. corporations	—	44,122	—	44,122	—	57,501	—	57,501
Total other long-term investments	—	44,122	—	44,122	—	57,501	—	57,501
Total assets	$39,373	$507,037	$—	$546,410	$5,876	$397,552	$—	$403,428
Note 8– Goodwill and Intangible Assets
Goodwill
Goodwill by reportable segment as March 31, 2019 was as follows (in thousands):

Reporting Segment	Balance at March 31, 2019
Wolfspeed	$349,726
LED Products	180,278
Consolidated total	$530,004

Intangible Assets, net
The following table presents the components of intangible assets, net (in thousands):

	March 31, 2019			June 24, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$147,820	($62,002)	$85,818	$147,820	($56,558)	$91,262
Developed technology	75,878	(23,116)	52,762	75,878	(19,018)	56,860
Non-compete agreements	12,231	(3,392)	8,839	12,231	(1,142)	11,089
Trade names, finite-lived	450	(450)	—	450	(450)	—
Patent and licensing rights	120,401	(64,804)	55,597	119,158	(62,554)	56,604
Total intangible assets with finite lives	356,780	(153,764)	203,016	355,537	(139,722)	215,815
Trade names, indefinite-lived	—	—	—	—	—	—
Total intangible assets	$356,780	($153,764)	$203,016	$355,537	($139,722)	$215,815
For the three and nine months ended March 31, 2019, total amortization of finite-lived intangible assets was $6.4 million and $19.0 million, respectively. For the three and nine months ended March 25, 2018, total amortization of finite-lived intangible assets was $3.9 million and $10.3 million, respectively.
Total future amortization expense of finite-lived intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending
June 30, 2019 (remainder of fiscal 2019)	$5,816
June 28, 2020	21,662
June 27, 2021	21,022
June 26, 2022	19,428
June 25, 2023	16,135
Thereafter	118,953
Total future amortization expense	$203,016
Note 9 – Long-term Debt
Revolving Line of Credit
As of March 31, 2019, the Company had a $500 million secured revolving line of credit under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. At March 31, 2019, the Company had $0 outstanding under the line of credit, $500 million in available commitments under the revolving line of credit and $309 million available for borrowing under the revolving line of credit in compliance with applicable financial covenants. For the three and nine months ended March 31, 2019, the average interest rate was 0.00% and 2.64%, respectively. For the three and nine months ended March 31, 2019 the average commitment fee percentage was 0.06% and 0.17%, respectively. The Company was in compliance with all covenants under the revolving line of credit at March 31, 2019.
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
The conversion rate will initially be 16.67 shares of common stock per $1.0 thousand principal amount of Notes (equivalent to an initial conversion price of approximately $59.97 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event, or who elects to convert any Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the Notes prior to September 1, 2021. The Company may redeem for cash all or any portion of the Notes, at its option, on a redemption date occurring on or after September 1, 2021 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes relating to the Company's common stock, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	March 31, 2019	June 24, 2018
Principal	$575,000	$—
Unamortized discount and issuance costs	(111,509)	—
Net carrying amount	$463,491	$—
The net carrying amount of the equity component of the Notes is as follows (in thousands):

	March 31, 2019	June 24, 2018
Discount related to value of conversion option	$113,271	$—
Debt issuance costs	(2,680)	—
Net carrying amount	$110,591	$—
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Interest expense	$1,258	$—	$2,935	$—
Amortization of discount and issuance costs	5,490	—	12,687	—
Total interest expense	$6,748	$—	$15,622	$—

Note 10 – (Loss) Earnings Per Share
The following table presents the computation of Basic (loss) earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net (loss) income from continuing operations	($22,311)	($10,163)	($23,259)	$12,414
Net income attributable to non-controlling interest	121	44	23	59
Income (loss) before discontinued operations	(22,432)	(10,207)	(23,282)	12,355
Loss from discontinued operations, net of tax	(205,420)	(230,370)	(218,085)	(259,067)
Net loss attributable to controlling interest	($227,852)	($240,577)	($241,367)	($246,712)
Weighted average common shares	103,659	100,140	102,807	99,046
Basic (loss) earnings per share from continuing operations and non-controlling interest	($0.22)	($0.10)	($0.23)	$0.13
Basic (loss) per share from discontinued operations	(1.98)	(2.30)	(2.12)	(2.62)
(Loss) earnings per share - basic	($2.20)	($2.40)	($2.35)	($2.49)

The following computation reconciles the differences between the basic and diluted (loss) earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net (loss) income from continuing operations	($22,311)	($10,163)	($23,259)	$12,414
Net income attributable to non-controlling interest	121	44	23	59
Income (loss) before discontinued operations	(22,432)	(10,207)	(23,282)	12,355
Loss from discontinued operations, net of tax (Note 2)	(205,420)	(230,370)	(218,085)	(259,067)
Net loss attributable to controlling interest	($227,852)	($240,577)	($241,367)	($246,712)
Weighted average common shares - basic	103,659	100,140	102,807	99,046
Dilutive effect of stock options, nonvested shares and Employee Stock Purchase Plan purchase rights	—	—	—	1,626
Weighted average common shares - diluted	103,659	100,140	102,807	100,672
Diluted (loss) earnings per share from continuing operations and non-controlling interest	($0.22)	($0.10)	($0.23)	$0.12
Diluted (loss) per share from discontinued operations	(1.98)	(2.30)	(2.12)	(2.57)
(Loss) earnings per share - diluted	($2.20)	($2.40)	($2.35)	($2.45)
Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended March 31, 2019, there were 1.5 million and 2.4 million of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive. For the three and nine months ended March 25, 2018, there were 3.8 million and 4.4 million, respectively, of potential common shares not included in the calculation of diluted (loss) earnings per share because their effect was anti-dilutive.
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
Stock Option Awards
The following table summarizes stock option awards outstanding as of March 31, 2019 and changes during the nine months then ended (numbers of shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 24, 2018	6,287	$39.58
Granted	—	$—
Exercised	(2,104)	$35.69
Forfeited or expired	(249)	$48.34
Outstanding at March 31, 2019	3,934	$40.11
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 31, 2019, and changes during the nine months then ended is as follows (numbers of awards and units in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 24, 2018	3,689	$27.53
Granted	1,338	$47.81
Vested	(884)	$26.84
Forfeited	(316)	$27.65
Nonvested at March 31, 2019	3,827	$34.87
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

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Income Statement Classification:
Cost of revenue, net	$2,084	$1,519	$5,559	$4,737
Research and development	1,883	1,959	5,582	5,620
Sales, general and administrative	9,411	6,372	23,319	19,043
Total stock-based compensation expense included in continuing operations	13,378	9,850	34,460	29,400
Total stock-based compensation expense included in discontinued operations	2,057	1,309	6,037	3,919
Total stock-based compensation expense	$15,435	$11,159	$40,497	$33,319
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets, as of the nine months ended March 31, 2019.
While the Company concludes a full U.S. valuation allowance is appropriate as of March 31, 2019, as a result of improving Company performance and future U.S. projected income, it is reasonably possible that the assessment of the realizability of the U.S. deferred tax assets could change within the next twelve months resulting in a full or partial release of the U.S. valuation allowance. As of June 24, 2018, the U.S. valuation allowance was $122.2 million. During the nine months ended March 31, 2019, the Company increased the U.S. valuation allowance by $8.8 million due to the deferred tax impact of the Lighting Products business impairment and the sale of Cree Canada Corp. and Cree Europe S.r.l., offset by the deferred tax impact of the Notes issuance and the impact of the Internal Revenue Code Section 965(n) election related to the accounting of the Tax Legislation. As of June 24, 2018, the Luxembourg valuation allowance was $5.2 million. During the nine months ended March 31, 2019, the Company increased this valuation allowance by $5.0 million due to year-to-date losses in Luxembourg.
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
As of June 24, 2018, the Company's liability for unrecognized tax benefits was $8.7 million. During the nine months ended March 31, 2019, the Company recorded a $0.2 million decrease to the liability for unrecognized tax benefits resulting from a $0.5 million increase related to intercompany transactions recently challenged by the German tax authority, offset by a $0.7 million decrease due to statue expiration. As a result, the total liability for unrecognized tax benefits as of March 31, 2019 was $8.5 million. If any portion of this $8.5 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $1.1 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2016. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2015. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2008. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
Note 13 – Commitments and Contingencies
Warranties
The following table summarizes the changes in the Company's product warranty liabilities (in thousands):

Balance at June 24, 2018	$1,774
Warranties accrued in current period	581
Expenditures	(355)
Balance at March 31, 2019	$2,000
Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 10 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company's reliability estimates.
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

Financial Results by Reportable Segment
The table below reflects the results of the Company's reportable segments as reviewed by the Chief Operating Decision Maker (CODM) for the three and nine months ended March 31, 2019. The Company's CODM is the Chief Executive Officer. The Company used the same accounting policies to derive the segment results reported below as those used in the Company's consolidated financial statements.
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
In order to determine gross profit for each reportable segment, the Company allocates direct costs and indirect costs to each segment's cost of revenue. The Company allocates indirect costs, such as employee benefits for manufacturing employees, shared facilities services, information technology, purchasing and customer service when the costs are identifiable and beneficial to the reportable segment. The Company allocates these indirect costs based on a reasonable measure of utilization that considers the specific facts and circumstances of the costs being allocated.
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
The cost of goods sold (COGS) acquisition related cost adjustment includes RF Power acquisition costs impacting cost of revenue for fiscal 2019. These costs were not allocated to the reportable segments' gross profit for fiscal 2019 because they represent an adjustment, which does not provide comparability to the corresponding prior period and therefore were not reviewed by the Company's CODM when evaluating segment performance and allocating resources.
Revenue, gross profit and gross margin for each of the Company's segments were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Revenue:
Wolfspeed revenue	$141,253	$81,902	$403,958	$218,628
LED Products revenue	132,797	143,298	424,771	440,500
Total revenue	$274,050	$225,200	$828,729	$659,128

Gross Profit and Gross Margin:
Wolfspeed gross profit	$68,851	$39,285	$193,947	$105,816
Wolfspeed gross margin	48.7%	48.0%	48.0%	48.4%
LED Products gross profit	36,982	37,764	121,787	115,180
LED Products gross margin	27.8%	26.4%	28.7%	26.1%
Total segment gross profit	105,833	77,049	315,734	220,996
Unallocated costs	(3,938)	(2,186)	(10,782)	(7,066)
COGS acquisition related costs	(1,441)	—	(2,667)	—
Consolidated gross profit	$100,454	$74,863	$302,285	$213,930
Consolidated gross margin	36.7%	33.2%	36.5%	32.5%

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
Inventories for each of the Company's segments were as follows (in thousands):

	March 31, 2019	June 24, 2018
Wolfspeed	$67,490	$47,190
LED Products	100,384	100,452
Total segment inventories	167,874	147,642
Unallocated inventories	4,919	3,994
Consolidated inventories	$172,793	$151,636
Note 15 - Restructuring
Corporate Restructuring
In April 2018, the Company approved a corporate restructure plan. The purpose was to restructure and realign the Company's cost base with the long-range business strategy that was announced February 26, 2018. In September 2018, the Company revised the plan to include additional cost saving initiatives. The restructuring activity was completed in the second quarter of fiscal 2019.
The following table summarizes the actual charges incurred (in thousands):

Capacity and overhead cost reductions	Total estimated charges	Amounts incurred through June 24, 2018	Amounts incurred through March 31, 2019	Cumulative amounts incurred through March 31, 2019	Affected Line Item in the Consolidated Statements of Loss
Loss on disposal or impairment of long-lived assets	$227	$227	$—	$227	Loss on disposal and impairment of long-lived assets
Severance expense	3,744	3,460	284	3,744	Sales, general and administrative expenses
Lease termination and facility consolidation costs	2,207	156	2,051	2,207	Sales, general and administrative expenses
Total restructuring charges	$6,178	$3,843	$2,335	$6,178

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

Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 24, 2018. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview

Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductor products for power and radio-frequency (RF) applications and lighting-class light emitting diode (LED) products. Our products are targeted for applications such as transportation, power supplies, inverters, wireless systems, indoor and outdoor lighting, electronic signs and signals, and video displays.
Our Wolfspeed segment's products consist of silicon carbide (SiC) and gallium nitride (GaN) materials, power devices and RF devices based on silicon (Si) and wide bandgap semiconductor materials. Our materials products and power devices are used in solar, electric vehicles, motor drives, power supplies and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
Our LED Products segment’s products consist of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.
In addition, we design, manufacture and sell LED lighting fixtures and lamps for the commercial, industrial and consumer markets. We refer to these product lines as the Lighting Products business. As discussed more fully in Note 2, “Discontinued Operations,” to our consolidated financial statements included in Item 1 of this quarterly report, on March 14, 2019, we executed a definitive agreement to sell our Lighting Products business to IDEAL Industries, Inc. (IDEAL). As a result, we have classified the results of the Lighting Products business as discontinued operations in our consolidated statements of (loss) income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.
The majority of our products are manufactured at our production facilities located in North Carolina, California, Arkansas, Wisconsin and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arizona, Arkansas, California, and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 1 of this Quarterly Report.
Reportable Segments
Our two reportable segments are:

•	Wolfspeed

•	LED Products
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

•
Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development and production equipment. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power, RF and LED markets we serve. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.

•
Technological Innovation and Advancement. Innovations and advancements in materials, power, RF and LED technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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

Overview of the Nine Months Ended March 31, 2019
The following is a summary of our financial results for the nine months ended March 31, 2019:

•	Revenue increased to $828.7 million for the nine months ended March 31, 2019 from $659.1 million for the nine months ended March 25, 2018.

•
Gross profit increased to $302.3 million for the nine months ended March 31, 2019 from $213.9 million for the nine months ended March 25, 2018. Gross margin was 36.5% for the nine months ended March 31, 2019 and 32.5% for the nine months ended March 25, 2018.

•
Operating income was $9.7 million for the nine months ended March 31, 2019 compared to operating loss of $20.2 million for the nine months ended March 25, 2018. Net loss from continuing operations per diluted share was $0.23 for the nine months ended March 31, 2019 compared to net income from continuing operations per diluted share of $0.12 for the nine months ended March 25, 2018.

•
Cash, cash equivalents and short-term investments were $789.3 million at March 31, 2019 and $387.1 million at June 24, 2018. Cash provided by operating activities was $187.0 million for the nine months ended March 31, 2019 compared to $125.4 million for the nine months ended March 25, 2018.

•	Inventories increased to $172.8 million at March 31, 2019 compared to $151.6 million at June 24, 2018.

•	Purchases of property and equipment were $106.5 million for the nine months ended March 31, 2019 compared to $128.4 million for the nine months ended March 25, 2018.

Business Outlook
We are uniquely positioned as an innovator in both our business segments. The strength of our balance sheet and operating cash flow provides us the ability to invest in our businesses, as we did with the 2018 acquisition of the assets related to the RF Power business of Infineon Technologies AG (Infineon) to grow our Wolfspeed segment as discussed in Note 4, "Acquisition" to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
The decision to sell the Lighting Products business continues our strategy to create a more focused, powerhouse semiconductor company, providing growth capital for Wolfspeed, our core Materials, Power and RF business lines. We believe this transaction will increase management focus on the core growth business and provide capital to support our mission to build a more valuable semiconductor company.
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

•	Improve the customer experience and service levels in both of our businesses.
Results of Operations
The following table sets forth certain consolidated statements of (loss) income data for the periods indicated (in thousands, except per share amounts and percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019		March 25, 2018		March 31, 2019		March 25, 2018
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$274,050	100%	$225,200	100%	$828,729	100%	$659,128	100%
Cost of revenue, net	173,596	63%	150,337	67%	526,444	64%	445,198	68%
Gross profit	100,454	37%	74,863	33%	302,285	36%	213,930	32%
Research and development	40,722	15%	31,144	14%	117,235	14%	95,184	14%
Sales, general and administrative	61,626	22%	46,631	21%	157,937	19%	128,743	20%
Amortization or impairment of acquisition-related intangibles	3,906	1%	1,516	1%	11,717	1%	3,224	—%
Loss on disposal and impairment of other assets	5,286	2%	1,112	—%	5,708	1%	6,940	1%
Operating (loss) income	(11,086)	(4)%	(5,540)	(2)%	9,688	1%	(20,161)	(3)%
Non-operating (expense) income, net	(8,440)	(3)%	(10,000)	(4)%	(23,695)	(3)%	14,942	2%
Loss before income taxes	(19,526)	(7)%	(15,540)	(7)%	(14,007)	(2)%	(5,219)	(1)%
Income tax expense (benefit)	2,785	1%	(5,377)	(2)%	9,252	1%	(17,633)	(3)%
Net (loss) income from continuing operations	(22,311)	(8)%	($10,163)	(5)%	($23,259)	(3)%	$12,414	2%
Loss from discontinued operations, net of tax (Note 2)	(205,420)	(75)%	(230,370)	(102)%	(218,085)	(26)%	(259,067)	(39)%
Net loss	(227,731)	(83)%	(240,533)	(107)%	(241,344)	(29)%	(246,653)	(37)%
Net income attributable to non-controlling interest	121	—%	44	—%	23	—%	59	—%
Net loss attributable to controlling interest	($227,852)	(83)%	($240,577)	(107)%	($241,367)	(29)%	($246,712)	(37)%

(Loss) Earnings per share - basic
Continuing operations	($0.22)		($0.10)		($0.23)		$0.13
Discontinued operations	(1.98)		(2.30)		(2.12)		(2.62)
Loss per share - basic	($2.20)		($2.40)		($2.35)		($2.49)

(Loss) Earnings per share - diluted
Continuing operations	($0.22)		($0.10)		($0.23)		$0.12
Discontinued operations	(1.98)		(2.30)		(2.12)		(2.57)
Loss per share - diluted	($2.20)		($2.40)		($2.35)		($2.45)

Revenue

Revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Wolfspeed revenue	$141,253	$81,902	$59,351	72%	$403,958	$218,628	$185,330	85%
Percent of revenue	52%	36%			49%	33%
LED Products revenue	132,797	143,298	(10,501)	(7)%	424,771	440,500	(15,729)	(4)%
Percent of revenue	48%	64%			51%	67%
Total revenue	$274,050	$225,200	$48,850	22%	$828,729	$659,128	$169,601	26%
Our consolidated revenue increased 22% to $274.1 million for the three months ended March 31, 2019 from $225.2 million for the three months ended March 25, 2018. This increase was driven by a 72% increase in Wolfspeed revenue, which was partially offset by a 7% reduction in LED Products revenue.
For the nine months ended March 31, 2019, our consolidated revenue increased 26% to $828.7 million from $659.1 million for the nine months ended March 25, 2018. This increase was driven by an 85% increase in Wolfspeed revenue, which was partially offset by a 4% decrease in LED Products revenue.
Wolfspeed Segment Revenue
Wolfspeed revenue represented approximately 52% and 36% of our total revenue for the three months ended March 31, 2019 and March 25, 2018, respectively.
Wolfspeed revenue increased 72% to $141.3 million for the three months ended March 31, 2019 from $81.9 million for the three months ended March 25, 2018. The increase in revenue for the three months ended March 31, 2019 as compared to the three months ended March 25, 2018 was due to strong organic growth combined with revenue from the RF Power business acquisition and a 97% increase in overall average selling prices (ASP), partially offset by a 7% decrease in the number of units sold. The increase in ASP was due to a greater overall mix of higher priced wafer and device products.
Wolfspeed revenue represented approximately 49% and 33% of our total revenue for the nine months ended March 31, 2019 and March 25, 2018, respectively.
Wolfspeed revenue increased 85% to $404.0 million for the nine months ended March 31, 2019 from $218.6 million for the nine months ended March 25, 2018. The increase in revenue for the nine months ended March 31, 2019 as compared to the nine months ended March 25, 2018 was due to strong organic growth combined with revenue from the RF Power business acquisition, and a 50% increase in ASP, partially offset by a 27% decrease in the number of units sold. The increase in ASP was due to a greater mix of higher priced wafer and device products.
LED Products Segment Revenue
LED Products revenue represented 48% and 64% of our total revenue for the three months ended March 31, 2019 and March 25, 2018, respectively.
LED Products revenue decreased 7% to $132.8 million for the three months ended March 31, 2019 from $143.3 million for the three months ended March 25, 2018. The decrease in revenue for the three months ended March 31, 2019 compared to the three months ended March 25, 2018 was due primarily to a 1% decrease in the number of units sold and a 7% decrease in ASP. The decrease in revenue is a result of global market uncertainty with China in light of the United States and China tariff and trade dispute and current market dynamics, which were partially offset by an increase in license and royalty income.
LED Products revenue represented 51% and 67% of our total revenue for the nine months ended March 31, 2019 and March 25, 2018, respectively.
LED Products revenue decreased 4% to $424.8 million for the nine months ended March 31, 2019 from $440.5 million for the nine months ended March 25, 2018. The decrease in revenue for the nine months ended March 31, 2019 compared to the nine months ended March 25, 2018 was due primarily to a 1% decrease in the number of units sold and a 3% decrease in ASP. The decrease in revenue is a result of global market uncertainty with China in light of the United States and China tariff and trade dispute and current market dynamics, which were partially offset by an increase in license and royalty income.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Wolfspeed gross profit	$68,851	$39,285	$29,566	75%	$193,947	$105,816	$88,131	83%
Wolfspeed gross margin	48.7%	48.0%			48.0%	48.4%
LED Products gross profit	36,982	37,764	(782)	(2)%	121,787	115,180	6,607	6%
LED Products gross margin	27.8%	26.4%			28.7%	26.1%
Unallocated costs	(3,938)	(2,186)	(1,752)	(80)%	(10,782)	(7,066)	(3,716)	(53)%
COGS acquisition related costs	(1,441)	—	(1,441)	(100)%	(2,667)	—	(2,667)	(100)%
Consolidated gross profit	$100,454	$74,863	$25,591	34%	$302,285	$213,930	$88,355	41%
Consolidated gross margin	36.7%	33.2%			36.5%	32.5%
Our consolidated gross profit increased 34% to $100.5 million for the three months ended March 31, 2019 from $74.9 million for the three months ended March 25, 2018. Our consolidated gross margin increased to 36.7% for the three months ended March 31, 2019 from 33.2% for the three months ended March 25, 2018.
Our consolidated gross profit increased 41% to $302.3 million for the nine months ended March 31, 2019 from $213.9 million for the nine months ended March 25, 2018. Our consolidated gross margin increased to 36.5% for the nine months ended March 31, 2019 from 32.5% for the nine months ended March 25, 2018.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 75% to $68.9 million for the three months ended March 31, 2019 from $39.3 million for the three months ended March 25, 2018. Wolfspeed gross margin increased to 48.7% for the three months ended March 31, 2019 from 48.0% for the three months ended March 25, 2018. The increase in gross profit is primarily due to higher sales and lower factory costs. The increase in gross margin is primarily due to changes in product mix.
Wolfspeed gross profit increased 83% to $193.9 million for the nine months ended March 31, 2019 from $105.8 million for the nine months ended March 25, 2018. Wolfspeed gross margin decreased to 48.0% for the nine months ended March 31, 2019 from 48.4% for the nine months ended March 25, 2018. The increase in gross profit is primarily due to higher sales and lower factory costs. The decrease in gross margin is primarily due to changes in product mix.
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 2% to $37.0 million for the three months ended March 31, 2019 from $37.8 million for the three months ended March 25, 2018. LED Products gross margin increased to 27.8% for the three months ended March 31, 2019 from 26.4% for the three months ended March 25, 2018. The decrease in gross profit is primarily due to increased tariff costs and lower product revenue. The increase in gross margin is a result of lower factory costs, more favorable product mix and higher license and royalty revenue, partially offset by tariff costs.
LED Products gross profit increased 6% to $121.8 million for the nine months ended March 31, 2019 from $115.2 million for the nine months ended March 25, 2018. LED Products gross margin increased to 28.7% for the nine months ended March 31, 2019 from 26.1% for the nine months ended March 25, 2018. The increases in gross profit and margin are primarily due to lower factory costs, more favorable product mix and higher license and royalty revenue, partially offset by tariff costs.
Unallocated Costs
Unallocated costs were $3.9 million and $2.2 million for the three months ended March 31, 2019 and March 25, 2018, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our Chief Operating Decision Maker (CODM) does not review them regularly when evaluating segment performance and allocating resources. The increase for the three months ended March 31, 2019 as compared to the three months ended March 25, 2018 was primarily attributable to higher stock-based and incentive compensation.

Unallocated costs were $10.8 million and $7.1 million for the nine months ended March 31, 2019 and March 25, 2018, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for profit sharing and annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase for the nine months ended March 31, 2019 as compared to the nine months ended March 25, 2018 was primarily attributable to higher stock-based and incentive compensation.
COGS Acquisition Related Cost Adjustment
The cost of goods sold (COGS) acquisition related cost adjustment was $1.4 million and $0 for the three months ended March 31, 2019 and March 25, 2018, respectively. The COGS acquisition related cost adjustment was $2.7 million and $0 million for the nine months ended March 31, 2019 and March 25, 2018, respectively. The COGS acquisition related cost adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of acquisition, and other RF Power acquisition costs, impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2019 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by our CODM when evaluating segment performance and allocating resources.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
The following table sets forth our research and development expenses in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Research and development	$40,722	$31,144	$9,578	31%	$117,235	$95,184	$22,051	23%
Percent of revenue	15%	14%			14%	14%
Research and development expenses for the three months ended March 31, 2019 increased 31% to $40.7 million from $31.1 million for the three months ended March 25, 2018. This increase was primarily due to the inclusion of the acquired RF Power business research and development spend. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.
Research and development expenses for the nine months ended March 31, 2019 increased 23% to $117.2 million from $95.2 million for the nine months ended March 25, 2018. This increase was primarily due to the inclusion of the acquired RF Power business research and development spend. Our research and development expenses vary significantly from quarter to quarter based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.

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

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Sales, general and administrative	$61,626	$46,631	$14,995	32%	$157,937	$128,743	$29,194	23%
Percent of revenue	22%	21%			19%	20%
Sales, general and administrative expenses of $61.6 million for the three months ended March 31, 2019 increased 32% from $46.6 million for the three months ended March 25, 2018. The increase for the three months ended March 31, 2019 was primarily due to additional costs assumed in running the business and operations acquired in the RF Power acquisition.
Sales, general and administrative expenses of $157.9 million for the nine months ended March 31, 2019 increased 23% from $128.7 million for the nine months ended March 25, 2018. The increase for the nine months ended March 31, 2019 was primarily due to additional costs assumed in running the business and operations acquired in the RF Power acquisition.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names. Amortization of intangible assets related to our acquisitions was as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Customer relationships	$1,815	$611	$1,204	197%	$5,444	$1,174	$4,270	364%
Developed technology	1,341	724	617	85%	4,023	1,831	2,192	120%
Non-compete agreements	750	181	569	314%	2,250	219	2,031	927%
Total amortization	$3,906	$1,516	$2,390	158%	$11,717	$3,224	$8,493	263%
Amortization of acquisition-related intangibles was $3.9 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 25, 2018.
Amortization of acquisition-related intangibles was $11.7 million for the nine months ended March 31, 2019 compared to $3.2 million for the nine months ended March 25, 2018. The increase was primarily due to the inclusion of nine months of the Infineon RF intangible asset amortization of $8.5 million in 2019.
Loss on Disposal and Impairment of Other Assets
We operate a capital-intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our equipment and capitalized patent costs, and other assets for possible impairment. The following table sets forth our loss on disposal and impairment of other assets (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Loss on disposal and impairment of other assets	$5,286	$1,112	$4,174	375%	$5,708	$6,940	($1,232)	(18)%
We recognized a loss on disposal and impairment of other assets of $5.3 million and $1.1 million for the three months ended March 31, 2019 and March 25, 2018, respectively. The increase in net loss for the three months ended March 31, 2019 as compared to the three months ended March 25, 2018 was primarily due to impairment of other assets.
We recognized a loss on disposal and impairment of other assets of $5.7 million and $6.9 million for the nine months ended March 31, 2019 and March 25, 2018, respectively. The decrease in net loss for the nine months ended March 31, 2019 as compared to the nine months ended March 25, 2018 was primarily due to fewer long-lived assets disposals.
Non-Operating (Expense) Income, net
The following table sets forth our non-operating (expense) income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Loss on sale of investments, net	($25)	($133)	$108	(81)%	($132)	($85)	($47)	55%
(Loss) gain on equity investment, net	(3,898)	(13,968)	10,070	(72)%	(12,457)	7,510	(19,967)	(266)%
Foreign currency (loss) gain, net	(613)	3,530	(4,143)	(117)%	(1,107)	4,386	(5,493)	(125)%
Interest (expense) income, net	(3,731)	739	(4,470)	(605)%	(9,763)	3,354	(13,117)	(391)%
Other, net	(173)	(168)	(5)	3%	(236)	(223)	(13)	6%
Non-operating (expense) income, net	($8,440)	($10,000)	$1,560	(16)%	($23,695)	$14,942	($38,637)	(259)%
Loss on sale of investments, net. Loss on sale of investments, net was $25 thousand for the three months ended March 31, 2019 compared to $133 thousand for the three months ended March 25, 2018. Loss on sale of investments, net was $132 thousand for the nine months ended March 31, 2019 compared to $85 thousand for the nine months ended March 25, 2018.
(Loss) gain on equity investment, net. Loss on equity investment in Lextar Electronics Corporation (Lextar), which we account for utilizing the fair value option, was $3.9 million for the three months ended March 31, 2019 compared to $14.0 million for the three months ended March 25, 2018. The loss on equity investment in Lextar was $12.5 million for the nine months ended March 31, 2019 compared to a gain of $7.5 million for the nine months ended March 25, 2018. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price decreased from 21.00 New Taiwanese Dollars (TWD) at June 24, 2018 to 17.85 TWD at December 30, 2018 and further decreased to 16.40 TWD at March 31, 2019. Lextar's share price increased from 18.40 TWD at June 25, 2017 to 26.15 TWD at December 24, 2017 and decreased to 21.25 TWD at March 25, 2018. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency (loss) gain, net. Foreign currency (loss) gain, net consisted primarily of remeasurement adjustments resulting from our investment in Lextar and consolidating our international subsidiaries. The foreign currency loss for the three months ended March 31, 2019 was primarily due to an unfavorable fluctuation in the exchange rates between the Chinese Yuan, the Japanese Yen and the TWD against the United States Dollar. The foreign currency gain for the three months ended March 25, 2018 was primarily due to the Euro hedge we entered into related to the Infineon RF Power business purchase and a favorable fluctuation in the exchange rates between the Chinese Yuan, Euro, TWD and the United States Dollar offset by an unfavorable fluctuation between the Canadian Dollar and the United States Dollar.
The foreign currency loss for the nine months ended March 31, 2019 was primarily due to an unfavorable fluctuation in the exchange rates between both the Euro, Canadian Dollar, the Indian Rupee, the Chinese Yuan and the TWD against the United States Dollar, partially offset by a favorable fluctuation between the Japanese Yen against the United States Dollar. The foreign currency gain for the nine months ended March 25, 2018 was primarily due to the Euro hedge we entered into related to the Infineon RF Power business purchase and a favorable fluctuation in the exchange rate between the Chinese Yuan, Euro, Canadian Dollar and the United States Dollar.
Interest (expense) income, net. Interest expense, net was $3.7 million for the three months ended March 31, 2019 compared to interest income, net of $0.7 million for the three months ended March 25, 2018. For the nine months ended March 31, 2019, interest expense, net was $9.8 million compared to interest income, net of $3.4 million for the nine months ended March 25, 2018. The interest expense, net for the three and nine months ended March 31, 2019 was primarily due to higher interest expense due to the accretion of the equity portion and interest expense related to the Notes issued during the first quarter of fiscal 2019. For a description of our offering of the Notes, see Note 9, "Long-term Debt," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other, net. Other, net expense was $173 thousand for the three months ended March 31, 2019 compared to $168 thousand for the three months ended March 25, 2018. For the nine months ended March 31, 2019, other, net expense was $236 thousand compared to $223 thousand for the nine months ended March 25, 2018.
Income Tax Expense (Benefit)
The following table sets forth our income tax expense (benefit) in dollars and our effective tax rate (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 25, 2018	Change		March 31, 2019	March 25, 2018	Change
Income tax expense (benefit)	$2,785	($5,377)	$8,162	152%	$9,252	($17,633)	$26,885	152%
Effective tax rate	(14.3)%	34.6%			(66.1)%	337.9%
In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S., and (iii) projected tax credits generated.
We recognized an income tax expense of $2.8 million for an effective tax rate of (14.3)% for the three months ended March 31, 2019 as compared to income tax benefit of ($5.4) million for an effective tax rate of 34.6% for the three months ended March 25, 2018. For the nine months ended March 31, 2019, we recognized an income tax expense of $9.3 million for an effective tax rate of (66.1)% as compared to income tax benefit of $17.6 million for an effective tax rate of 337.9% for the nine months ended March 25, 2018. The change in our effective tax rate for the three and nine months ended March 31, 2019 was primarily due to the increased tax benefit of the Tax Cuts and Jobs Act of 2017 (the Tax Legislation) during the three and nine months ended March 25, 2018.

Discontinued Operations
As discussed above, we have classified the results of the Lighting Products business as discontinued operations in our consolidated statements of (loss) income for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the Lighting Products business upon classification as discontinued operations in March 2019.
Loss from discontinued operations, net of tax, was $205.4 million and $218.1 million for the three and nine months ended March 31, 2019, respectively. Loss from discontinued operations, net of tax, was $230.4 million and $259.1 million for the three and nine months ended March 25, 2018.
Additionally, we recorded a $197.6 million impairment charge on assets held for sale for the three and nine months ended March 31, 2019 and a $247.5 million goodwill impairment charge for the three and nine months ended March 25, 2018.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations, proceeds from issuances of debt and equity securities and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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
Liquidity
Our liquidity and capital resources are primarily generated by our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	March 31, 2019	June 24, 2018	Change
Days of sales outstanding(a)	34	29	5
Days of supply in inventory(b)	90	76	14
Days in accounts payable(c)	(58)	(54)	(4)
Cash conversion cycle	66	51	15

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
As of March 31, 2019, we had unrealized losses on our investments of $0.6 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 31, 2019 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 31, 2019.
Cash Flows
In summary, our cash flows were as follows (in thousands, except percentages):

	Nine Months Ended
	March 31, 2019	March 25, 2018	Change
Net cash provided by operating activities	$186,969	$125,423	$61,546	49%
Net cash used in investing activities	(192,507)	(393,799)	201,292	51%
Net cash provided by financing activities	343,010	236,290	106,720	45%
Effects of foreign exchange changes on cash and cash equivalents	(239)	715	(954)	(133)%
Net increase (decrease) in cash and cash equivalents	$337,233	($31,371)	$368,604	(1,175)%
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $187.0 million for the nine months ended March 31, 2019 from $125.4 million for the nine months ended March 25, 2018. This increase was primarily due to timing of managed working capital and higher customer deposits.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment, payments for patents and licensing rights and other strategic initiatives. Net cash used in investing activities was $192.5 million and $393.8 million for the nine months ended March 31, 2019 and March 25, 2018, respectively. Cash used in investing activities decreased in the nine months ended March 31, 2019 compared to the nine months ended March 25, 2018 primarily due to the purchase of the Infineon RF Power Business in 2018.
For fiscal 2019, we target approximately $175 million of capital investment, which is primarily related to infrastructure projects to support our longer-term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $343.0 million and $236.3 million for the nine months ended March 31, 2019 and March 25, 2018, respectively. For the nine months ended March 31, 2019, our financing activities primarily consisted of proceeds of $575 million from the issuance of the Notes and proceeds of $73 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises, partially offset by the net repayment on our line of credit of $292 million. For the nine months ended March 25, 2018, our financing activities primarily consisted of a net borrowing on our line of credit of $171.0 million, and proceeds of $62.2 million from net issuances of common stock pursuant to the exercise of employee stock options, including the excess tax benefit from those exercises.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2018, in the section entitled “Contractual Obligations” for the future minimum lease payments due under our operating leases as of June 24, 2018. There have been no significant changes to the contractual obligations discussed therein, except for the issuance of the Notes as discussed in Note 9, "Long-term Debt," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
For information about our revenue recognition policy, see Note 3, "Revenue Recognition", to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2018.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, during the first quarter of fiscal 2018 we formed Cree Venture LED, a joint venture between San'an and us to produce and supply to customers high-performance mid-power LED components, we acquired the Infineon RF Power business in the third quarter of fiscal 2018, and in the third quarter of fiscal 2019, we entered into a definitive agreement to sell our Lighting Products business unit to IDEAL Industries, Inc. (IDEAL). When we enter into such transactions, we face certain risks including:

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

•	diversion of management attention;

•	difficulty separating the operations, personnel and financial and operating systems of a spin-off or divestiture from our current business;

•	the possibility we are unable to complete a transaction and expend substantial resources without achieving the desired benefit;

•	the inability to obtain required regulatory agency approval;

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

We are subject to a number of risks associated with the proposed sale of the Lighting Products business unit, and these risks could adversely impact our operations, financial condition and business.
On March 14, 2019, we executed a Purchase Agreement (the Purchase Agreement) with IDEAL to sell the Lighting Products business unit. We are subject to a number of risks associated with this transaction, including risks associated with:

•	the failure to satisfy, on a timely basis or at all, the closing conditions set forth in the Purchase Agreement;

•
the separation of the Lighting Products business unit, and related information technology, from the businesses we are retaining and the operation of our retained businesses without the Lighting Products business unit;

•
issues, delays or complications in completing required carve-out activities to allow the Lighting Products business unit to operate on a stand-alone basis after the closing, including incurring unanticipated costs to complete such activities;

•	unfavorable reaction to the sale by customers, competitors, suppliers and employees;

•
the disruption to and uncertainty in our business and our relationships with our customers, including attempts by our customers to terminate or renegotiate their relationships with us or decisions by our customers to defer or delay purchases from us;

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

•
the restrictions on and obligations with respect to our business set forth in the Purchase Agreement and, following closing, the transition services agreement and the LED supply agreement, in each case between us and IDEAL;

•	the need to provide transition services in connection with the transaction, which may result in the diversion of resources and focus;

•
issues, delays, complications and/or additional costs associated with the transition of the operations, systems, technology infrastructure and data, third-party contracts, and personnel of the Lighting Products business and provision of transition services, each, as applicable, within the term of the transition services agreement;

•	any required payments of indemnification obligations under the Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants;

•
fluctuations in our market value, including the depreciation in our market value if the transaction is not completed or the failure of the transaction, even if completed, to increase our market value; and

•
failure to realize the full purchase price anticipated under the Purchase Agreement, including the ability of the Lighting Products business unit to generate adjusted EBITDA in the third year post-closing sufficient to result in payment of the targeted earn-out or any earn-out payment.

As a result of these risks, we may be unable to complete the transaction or realize the anticipated benefits of the transaction, including the total amount of cash we expect to realize. Our failure to complete the transaction or realize the anticipated benefits of the transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue strategic transactions.
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
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost power, RF, and LED products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, efforts to change, eliminate or reduce Energy Star® or other standards could negatively impact our Wolfspeed power and LED businesses. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the third quarter of fiscal 2019 with variability between quarters, and may continue to decline in the future. As required by Rule 3-09 of Regulation S-X, we filed Lextar’s financial statements, prepared by Lextar and audited by its independent public accounting firm, as of and for the years ended December 31, 2015 and 2014 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 24, 2018.
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
We closely monitor the performance of our reporting units and perform ongoing assessments of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets. Based on the proposed sale of the Lighting Products business unit, we performed an impairment test in connection with the preparation of our financial statements for the period ended March 31, 2019. From this testing, we concluded that we had an impairment of our Lighting Products business unit assets as of March 31, 2019. As a result, we recorded a $199.2 million impairment charge during the fiscal quarter ending March 31, 2019.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $33.72 to a high of $59.44 during the 12 months ended March 31, 2019. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price may decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address such as electric vehicles and LED lighting, the ramp up of our Wolfspeed business, the sale of our Lighting Products business and the potential or perceived potential impact of tariffs may have a dramatic effect on our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1*	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc.
10.1
Credit Agreement Consent, dated as of March 14, 2019, by and between Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of the Company, as guarantor, and the other lenders party to the Credit Agreement

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
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

* Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

May 2, 2019

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)