Form 10-K
period 2019-06-30
CREE, INC.
filed 2019-08-21
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-21154
__________________________________________
CREE, INC.
(Exact name of registrant as specified in its charter)

North Carolina		56-1572719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4600 Silicon Drive		27703
Durham	North Carolina
(Address of principal executive offices)		(Zip Code)
(919) 407-5300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00125 par value	CREE	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,266,297,428 (based on the closing sale price of $41.39 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 16, 2019 was 106,975,538.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 28, 2019 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2019

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
We operate in two reportable segments:

•
Wolfspeed, which consists of silicon carbide (SiC) and gallium nitride (GaN) materials, power devices and RF devices based on silicon (Si) and wide bandgap semiconductor materials. Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.

•
LED Products, which consists of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.

In addition, we previously designed, manufactured and sold LED lighting fixtures and lamps for the commercial, industrial and consumer markets. We referred to these product lines as the Lighting Products business unit. On May 13, 2019, we sold our Lighting Products business unit to IDEAL Industries, Inc. (IDEAL) and have classified this business unit as discontinued operations. The Lighting Products business unit represented the Lighting Products segment disclosed in our historical financial statements.
The majority of our products are manufactured at our production facilities located in North Carolina, California, Arkansas and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arizona, Arkansas, California and China (including Hong Kong).
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

During fiscal 2018, we expanded our RF product offerings through the acquisition of certain assets of Infineon Technologies AG's (Infineon) Radio Frequency Power Business (RF Power) as discussed in Note 6, "Acquisition", in our consolidated financial statements included in Item 8 of this Annual Report.
LED Products
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
Our high-brightness LED components consist of surface mount device (SMD) and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including video, signage, general illumination, transportation, gaming and specialty lighting. Our through-hole packaged LED component products are available in a full range of colors primarily designed for the signage market and provide users with color and brightness consistency across a wide viewing area.
In fiscal 2018, Cree formed a joint venture, Cree Venture LED Company Limited (Cree Venture LED), with San'an Optoelectronics Co., Ltd. (San'an) to sell mid-power LED components. These mid-power components are focused on indoor general illumination applications where customers are more price sensitive.
For further information about our reportable segments, please refer to Note 17, “Reportable Segments,” in our consolidated financial statements included in Item 8 of this Annual Report.
Research and Development
We invest significant resources in research and development. Our research and development activity includes efforts to:

•	convert existing SiC and GaN fabrication technology to a 200mm platform;

•	develop higher power diodes/switches and higher power/linearity RF devices;

•	increase the quality, performance and diameter of our substrate and epitaxial materials;

•	develop brighter, more efficient and lower cost LED chip and component products; and

•	continually improve our manufacturing processes.
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

Sales and Marketing
We continue to make investments to expand our sales, marketing, technical applications support, as well as distribution capabilities to further enable new and existing customers to implement our SiC materials, power, RF, and LED technology into their products. We also continue to make investments to promote and build market awareness of the Cree and Wolfspeed brands. Our sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.
Customers
We have historically had one key customer who represented more than 10% of our consolidated revenue. Arrow Electronics, Inc. (Arrow) has accounted for 19%, 21% and 24% of our total consolidated revenue in fiscal 2019, 2018 and 2017, respectively. Arrow is a customer of our Wolfspeed and LED Products segments. For further discussion regarding customer concentration, please see Note 18, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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
Seasonality
Similar to other global semiconductor component suppliers, both our Wolfspeed and LED Products segments have historically experienced, and in the future may experience, seasonally lower sales during our fiscal third quarter due to the Chinese New Year holiday.
Our sales also vary based on other factors such as customer demand and government regulation.
If anticipated sales or shipments do not occur when expected, our results of operations for that quarter, and potentially for future quarters, may be adversely affected.
Backlog
Our backlog at June 30, 2019 was approximately $644.6 million, compared with a backlog of approximately $519.7 million at June 24, 2018. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period. Additionally, our June 30, 2019 backlog contained $10.1 million of research contracts signed with the U.S. Government, for which approximately $2.8 million had not been appropriated as of the last day of fiscal 2019. Our June 24, 2018 backlog contained $24.1 million of research contracts signed with the U.S. Government, for which approximately $14.3 million was not appropriated as of the last day of fiscal 2018. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.
Sources of Raw Materials
We depend on a number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including certain key materials and equipment used in critical stages of our manufacturing processes. We generally purchase these limited source items pursuant to purchase orders and have limited guaranteed supply arrangements with our suppliers. Our suppliers are located around the world and can be subject to constraints beyond our control that may limit supply. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.

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
Power Devices
Our SiC-based power devices compete with SiC power semiconductor solutions offered by Infineon, Microsemi Corporation (Microsemi), Mitsubishi Electric Corporation (Mitsubishi), ON Semiconductor, Rohm Co. Ltd., and STMicroelectronics, Inc. (ST). Our SiC products also compete with other Si semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
RF Devices
Our RF devices compete with Ampleon, M/A-COM Technology Solutions Inc., Microsemi, Mitsubishi, NXP Semiconductor, Qorvo, Inc., and Sumitomo Electric Device Innovations, Inc., which all offer competing RF products and solutions. Our products also compete with a variety of companies offering silicon and GaAs-based products. Our products compete in the RF semiconductor market on the basis of reliability, performance, design predictability and overall system price.
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
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 30, 2019, we owned or were the exclusive licensee of 1,379 issued U.S. patents and approximately 2,394 foreign patents with various expiration dates extending up to 2039. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our marks.
Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common aspect of the semiconductor and LED industries, and we attempt to ensure respect for our intellectual property rights through appropriate actions. The breadth of our intellectual property rights and the extent to which they can be successfully enforced varies across jurisdictions. We both make and receive inquiries regarding possible patent infringements and possible violations of other intellectual property rights in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation in particular is expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry.
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
Employees
As of June 30, 2019, we employed 5,319 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.
Available Information
Our website address is www.cree.com and our investor relations website is located at https://investor.cree.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The contents of our website is not incorporated by reference into this filing or any other report we file with or furnish to the SEC. We have no duty to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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
Our future success may depend on our ability to deliver new, higher performing and/or lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure volume purchase orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development, introduction and qualification of new products which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable products;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence and/or react to evolving standards;

•	qualification and acceptance of our new product and systems designs, specifically entering into automotive applications which require even more stringent levels of qualification and standards;

•	acceptance of new technology in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer increasingly complex products and technology from development to manufacturing;

•	our customers’ ability to develop competitive products incorporating our products; and

•	market acceptance of our products and our customers’ products.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

•
maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our SiC capacity with the construction of a state-of-the-art, automated 200mm capable SiC and GaN fabrication facility and a large materials factory;

•
manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, or our logistics operations;

•	expand the capability of information systems to support a more complex business;

•	expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers and executives;

•	attract and retain qualified employees; and

•	execute, maintain and adjust the operational and financial controls that support our business.

While we intend to continue to focus on managing our costs and expenses, we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. For example, we continue converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control.

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. Allocation and effective management of the resources necessary to successfully implement, integrate, train personnel and sustain our information technology platforms will remain critical to ensure that we are not subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through a security breach in the near term. Additionally, we face these same risks if we fail to allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain appropriate technology infrastructure over the longer term.
If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.
From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, during the first quarter of fiscal 2018 we formed Cree Venture LED, a joint venture between San'an and us to produce and supply to customers high-performance mid-power LED components, in the third quarter of fiscal 2018, we acquired the Infineon RF Power business and in the fourth quarter of fiscal 2019, we completed the sale of our Lighting Products business unit to IDEAL. If we choose to enter into such transactions, we face certain risks including:

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
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, on May 15, 2019, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and 68 of its affiliates (collectively, “Huawei”) to the “Entity List” maintained by the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items and product support to Huawei. To comply with the Entity List restrictions, we suspended shipments of all products to Huawei and cannot predict when we will be able to resume such shipments, which has reduced our revenue and profit in at least the near term and increased our inventories of product intended for Huawei. If the U.S. Government maintains the restrictions on Huawei or imposes restrictions on sales to other foreign customers, it will reduce company revenue and profit related to that customer at least in the short term and could have a potential longer-term impact. Additionally, like many global manufacturers, we continue to address the short-term and potential long-term impact of the United States tariffs imposed on Chinese goods and corresponding Chinese tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
We are subject to a number of risks associated with the recently completed sale of the Lighting Products business unit, and these risks could adversely impact our operations, financial condition and business.
On May 13, 2019, we closed the sale of our former Lighting Products business unit to IDEAL. We are subject to a number of risks associated with this transaction, including risks associated with:

•	the operation of our retained businesses without the Lighting Products business unit;

•
the restrictions on and obligations with respect to our remaining businesses following closing set forth in the transition services agreement and the LED supply agreement, in each case between us and IDEAL, including the need to provide transition services in connection with the transaction, which may result in the diversion of resources and focus from our remaining businesses;

•
issues, delays, complications and/or additional costs associated with the transition of the operations, systems, technology infrastructure and data, third-party contracts, and personnel of the Lighting Products business unit and provision of transition services, each, as applicable, within the term of the transition services agreement;

•	any required payments of indemnification obligations under the Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants; and

•
our failure to realize the full purchase price anticipated under the Purchase Agreement, including the ability of the Lighting Products business unit to generate adjusted EBITDA in the third year post-closing sufficient to result in payment of the targeted earnout or any earnout payment.

As a result of these risks, we may be unable to realize the anticipated benefits of the transaction, including the total amount of cash we expect to realize. Our failure to realize the anticipated benefits of the transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue additional strategic transactions.
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
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles in the case of the LED industry and fluctuations in product supply and demand. The power, RF, and LED industries have experienced significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure as currently experienced in the LED market. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions. We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets when our factories are underutilized. For example, while our utilization in Wolfspeed remains high, our LED capacity is currently underutilized. We may be unable to build or qualify new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
Additionally, our distributors have in the past and may in the future choose to drop our product lines from their portfolio to avoid losing access to our competitors’ products, resulting in a disruption in the project pipeline and lower than targeted sales for our products. Our distributors have the ability to shift business to different suppliers within their product portfolio based on a number of factors, including customer service and new product availability. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the timeline established by our customers.
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
In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in providing a more cost-effective manufacturing process. We continue converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted.
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
The markets for our products are highly competitive. In the semiconductor market, we compete with companies that have greater market share, name recognition, distribution and sales channels, and/or technical resources than we do. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. Competitive pricing pressures remain a challenge and continue to accelerate the rate of decline in our sales prices, particularly in our LED Products segment. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.
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
We depend on a limited number of customers, including distributors, for a substantial portion of our revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.
We receive a significant amount of our revenue from a limited number of customers, including distributors, one of which represented 19% of our consolidated revenue in fiscal 2019. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
Our revenue is highly dependent on our customers’ ability to produce, market and sell more integrated products.
Our revenue in our Wolfspeed and LED Products segments depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, power, and RF products or systems using our substrates, die, components or modules. Even if our customers are able to develop and produce products or systems that incorporate our substrates, die, components or modules, there can be no assurance that our customers will be successful in marketing and selling these products or systems in the marketplace.
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

Hiring and retaining qualified executives, scientists, engineers, technical staff, sales personnel and production personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations such as Europe and Asia. For example, there is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, we may experience lower revenue or increased manufacturing costs, which would adversely affect our results of operations.
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
Goodwill is reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our finite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a decline in our stock price and market capitalization and slower growth rates in our industry. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could adversely impact our results of operations.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, use or other aspects of our products could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, efforts to change, eliminate or reduce industry or regulatory standards could negatively impact our Wolfspeed power and LED businesses. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of fiscal 2019 with variability between quarters, and may continue to decline in the future.
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
We provide warranty periods ranging from 90 days to 5.5 years on our products. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $33.72 to a high of $68.50 during fiscal 2019. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address such as electric vehicles and LED lighting, the ramp up of our Wolfspeed business, and the potential or perceived potential impact of tariffs, may have a dramatic effect on our stock price.
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
Our indebtedness currently consists of $575.0 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 (the Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit or the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. Our most recent disclosure regarding our due diligence was filed in May 2019 for calendar year 2018. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The table below sets forth information with respect to our significant owned and leased facilities as of June 30, 2019. The sizes of the locations represent the approximate gross square footage of each site’s buildings.

		Size (approximate gross square footage)
Location	Segment Utilization[1]	Total	Production	Facility Services and Warehousing	Administrative Function	Housing / Other
Owned Facilities
Durham, NC	All	920,096	472,126	14,037	433,933	—
Research Triangle Park, NC	1	203,995	91,063	62,855	50,077	—
Huizhou, China	2	823,951	332,271	116,568	41,764	333,348
Total owned		1,948,042	895,460	193,460	525,774	333,348

Leased Facilities
Morgan Hill, CA	1	83,828	54,488	—	29,340	—
Fayetteville, AR	1	33,631	18,771	—	14,860
Hong Kong	All	29,891	—	4,100	24,602	1,189
Total leased		147,350	73,259	4,100	68,802	1,189

Total gross square footage		2,095,392	968,719	197,560	594,576	334,537
(1) Segments are identified as follows: 1) Wolfspeed and 2) LED Products.
Our corporate headquarters, primary research and development operations, and primary manufacturing operations are located within the Durham, North Carolina facilities that we own and sit on 141 acres of owned land.
Our power and RF products are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina, which sits on 55 acres of owned land. Additionally, these products are produced at a leased facility in Morgan Hill, California.
LED products are produced at our owned manufacturing facilities located in Huizhou, Guangdong Province, China. We also own dormitories for housing our Chinese employees that are located near and adjacent to the owned manufacturing facilities. The owned manufacturing facilities, dormitories, and support buildings are located on land that is leased from the Chinese government through two leases. The first land lease is for 12 acres that expires in June 2057 and supports the manufacturing facilities. The second land lease is for five acres that expires in December 2082 and is used for dormitory buildings.
We also maintain manufacturing, sales and support offices in leased office premises in North America, Asia, and Europe.
Item 3. Legal Proceedings
The information required by this item is set forth under Note 16, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report, and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the Nasdaq Global Select Market and is quoted under the symbol CREE. There were 285 holders of record of our common stock as of August 16, 2019.
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
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Electronic Components Index, assuming an investment of $100.00 on June 29, 2014 and the reinvestment of dividends.

	6/29/2014	6/28/2015	6/26/2016	6/25/2017	6/24/2018	6/30/2019
Cree, Inc.	$100.00	$55.69	$47.83	$50.74	$95.39	$112.44
Nasdaq Composite Index	100.00	116.85	106.99	144.05	178.76	188.12
Nasdaq Electronic Components Index	100.00	110.50	108.52	154.43	218.78	219.17
Sale of Unregistered Securities
Other than as previously reported in our Current Reports on Form 8-K, there were no unregistered securities sold during fiscal 2019.

Item 6. Selected Financial Data
The consolidated statement of operations data set forth below with respect to the fiscal years ended June 30, 2019, June 24, 2018, and June 25, 2017 and the consolidated balance sheet data at June 30, 2019 and June 24, 2018 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements, the notes thereto and the information in Item 7, "Management's Discussion of Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the fiscal years ended June 26, 2016 and June 28, 2015 and the consolidated balance sheet data at June 25, 2017, June 26, 2016, and June 28, 2015 are derived from audited consolidated financial statements not included herein.
Selected Consolidated Financial Data

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015
Statement of Operations Data (1), (2)
Revenue, net	$1,080.0	$924.9	$771.5	$727.5	$726.0
Operating loss	(15.9)	(28.0)	(20.1)	(36.3)	(90.4)
Net loss from continuing operations	(57.9)	(16.4)	(88.1)	(39.4)	(75.5)
Net (loss) income from discontinued operations	(317.2)	(263.5)	(10.0)	17.9	10.8
Net loss attributable to controlling interest	(375.1)	(280.0)	(98.1)	(21.5)	(64.7)

Basic loss per share
Continuing operations attributable to controlling interest	($0.56)	($0.17)	($0.89)	($0.39)	($0.67)
Net loss attributable to controlling interest	($3.62)	($2.81)	($1.00)	($0.21)	($0.57)

Diluted loss per share
Continuing operations attributable to controlling interest	($0.56)	($0.17)	($0.89)	($0.39)	($0.67)
Net loss attributable to controlling interest	($3.62)	($2.81)	($1.00)	($0.21)	($0.57)

Weighted average shares (in thousands)
Basic	103,576	99,530	98,487	101,783	113,022
Diluted	103,576	99,530	98,487	101,783	113,022

	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016	June 28, 2015
Consolidated Balance Sheet Data (1), (3)
Total cash, cash equivalents and short-term investments	$1,051.4	$387.1	$610.9	$605.3	$713.2
Working capital	1,144.6	641.8	888.6	933.7	1,053.5
Total assets	2,816.9	2,637.8	2,649.9	2,766.1	2,948.0
Total long-term liabilities	507.5	317.1	215.0	175.2	231.3
Total equity	2,041.2	2,072.1	2,222.8	2,367.8	2,462.0
(1) Statement of operations data presented for the years ended June 30, 2019 and June 24, 2018 and the consolidated balance sheet data presented as of June 30, 2019 and June 24, 2018 include the financial impacts of the acquisition of the RF Power business from Infineon, which was completed on March 6, 2018.
(2) Statement of operations data presented for the years prior to June 30, 2019 have been adjusted to reflect the results of our Lighting Products business unit as a discontinued operation. The business unit was sold on May 13, 2019.
(3) Consolidated balance sheet data for years prior to June 30, 2019 includes the historical balance sheet data of our former Lighting Products business unit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Unless otherwise noted, the following information and discussion relates to the Company's continuing operations.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using SiC power devices, GaN and Si RF devices, and LEDs. Our potential for growth depends significantly on the adoption of SiC and GaN materials and device products in the power and RF markets, the continued use of Si devices in the RF telecommunications market, the continued adoption of LEDs and LED lighting, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

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

•
Technological Innovation and Advancement. Innovations and advancements in materials, power, RF, and LED technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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

Fiscal 2019 Overview
The following is a summary of our financial results for the year ended June 30, 2019:

•	Our year-over-year revenue increased by $155.1 million to $1.1 billion.

•	Gross margin increased to 36.2% from 32.7%. Gross profit increased by $89.0 million to $391.0 million.

•	Operating loss from continuing operations was $15.9 million in fiscal 2019 compared to operating loss from continuing operations of $28.0 million in fiscal 2018.

•	Diluted loss per share from continuing operations attributable to controlling interest was $0.56 in fiscal 2019 compared to $0.17 in fiscal 2018.

•
Combined cash, cash equivalents and short-term investments increased to $1,051.4 million at June 30, 2019 from $387.1 million at June 24, 2018. Cash provided by operating activities was $202.3 million in fiscal 2019 compared to $173.5 million in fiscal 2018.

•	Purchases of property and equipment were $142.4 million in fiscal 2019 compared to $185.7 million in fiscal 2018.

Business Outlook
We are uniquely positioned as an innovator in both of our business segments. The strength of our balance sheet and operating cash flow provides us the ability to invest in our businesses, as indicated by our planned construction of a state-of-the-art, automated 200mm capable SiC and GaN fabrication facility and a large materials factory to expand our SiC capacity which was announced in May 2019.
We are focused on the following priorities to support our goals of delivering higher revenue and shareholder returns over time:

•
Wolfspeed - invest in the business to expand the scale, further develop the technologies, and accelerate the growth opportunities of SiC materials, SiC power devices and modules, and GaN and Si RF devices.

•	LED Products - focus our efforts where our best-in-class technology and application-optimized solutions are differentiated and valued.

•	Improve the customer experience and service levels in all of our businesses.

Results of Operations
Selected consolidated statement of operations data for the years ended June 30, 2019, June 24, 2018 and June 25, 2017 is as follows:

	Fiscal Years Ended
	June 30, 2019		June 24, 2018		June 25, 2017
(in millions of U.S Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$1,080.0	100.0%	$924.9	100.0%	$771.5	100.0%
Cost of revenue, net	689.0	63.8%	622.9	67.3%	527.5	68.4%
Gross profit	391.0	36.2%	302.0	32.7%	244.0	31.6%
Research and development	157.9	14.6%	127.3	13.8%	113.8	14.8%
Sales, general and administrative	200.7	18.6%	170.3	18.4%	145.7	18.9%
Amortization or impairment of acquisition-related intangibles	15.6	1.4%	7.2	0.8%	3.4	0.4%
Loss on disposal or impairment of other assets	4.7	0.4%	8.4	0.9%	1.8	0.2%
Other operating expense (income)	28.0	2.6%	16.8	1.8%	(0.6)	(0.1)%
Operating loss	(15.9)	(1.5)%	(28.0)	(3.0)%	(20.1)	(2.6)%
Non-operating expense (income), net	29.3	2.7%	(10.4)	(1.1)%	(13.0)	(1.7)%
Loss before income taxes	(45.2)	(4.2)%	(17.6)	(1.9)%	(7.1)	(0.9)%
Income tax expense (benefit)	12.7	1.2%	(1.2)	(0.1)%	81.0	10.5%
Net loss from continuing operations	(57.9)	(5.4)%	(16.4)	(1.8)%	(88.1)	(11.4)%
Net loss from discontinued operations	(317.2)	(29.4)%	(263.5)	(28.5)%	(10.0)	(1.3)%
Net loss	(375.1)	(34.7)%	(279.9)	(30.3)%	(98.1)	(12.7)%
Net income attributable to noncontrolling interest	—	—%	0.1	0.0%	—	—%
Net loss attributable to controlling interest	($375.1)	(34.7)%	($280.0)	(30.3)%	($98.1)	(12.7)%

Basic loss per share
Continuing operations attributable to controlling interest	($0.56)		($0.17)		($0.89)
Net loss attributable to controlling interest	($3.62)		($2.81)		($1.00)

Diluted loss per share
Continuing operations attributable to controlling interest	($0.56)		($0.17)		($0.89)
Net loss attributable to controlling interest	($3.62)		($2.81)		($1.00)

Revenue
Revenue was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Wolfspeed	$538.2	$328.6	$221.2	$209.6	64%	$107.4	49%
Percent of revenue	50%	36%	29%
LED Products	541.8	596.3	550.3	(54.5)	(9)%	46.0	8%
Percent of revenue	50%	64%	71%
Total revenue	$1,080.0	$924.9	$771.5	$155.1	17%	$153.4	20%
Wolfspeed Segment Revenue
Wolfspeed revenue increased 64% to $538.2 million in fiscal 2019 from $328.6 million in fiscal 2018. This increase was primarily due to strong organic growth combined with revenue from the RF Power business acquisition, a 58% increase in overall average selling prices (ASP) and a 4% increase in the number of units sold. The increase in ASP was due to a greater overall mix of higher priced wafer and device products.
Wolfspeed revenue increased 49% to $328.6 million in fiscal 2018 from $221.2 million in fiscal 2017. This increase was primarily the result of a 30% increase in units sold and a 21% increase in ASP, which was partially offset by a decrease in contract revenue. The increase in units sold was the result of an increase in power products, substrate materials, and the new RF Power business sales. The increase in ASP was primarily due to a greater mix of higher priced products in all product lines.
LED Products Segment Revenue
LED Products revenue decreased 9% to $541.8 million in fiscal 2019 from $596.3 million in fiscal 2018. This decrease was primarily due to a 4% decrease in the number of units sold and a 6% decrease in ASP. The decrease in revenue is a result of global market uncertainty with China in light of the United States and China tariff and trade dispute and current market dynamics, which was partially offset by an increase in license and royalty income.
LED Products revenue increased 8% to $596.3 million in fiscal 2018 from $550.3 million in fiscal 2017. The number of units sold increased 11% which was partially offset by 2% decrease in ASP. The increase in the units sold was primarily the result of higher demand in component product sales for the following applications: high power general lighting, video screen and specialty lighting applications. The decrease in ASP was due to competitive pricing pressures, which was partially offset by favorable product mix.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Wolfspeed gross profit	$258.7	$158.5	$103.5	$100.2	63%	$55.0	53%
Wolfspeed gross margin	48%	48%	47%
LED Products gross profit	150.0	157.9	151.7	(7.9)	(5)%	6.2	4%
LED Products gross margin	28%	26%	28%
Unallocated costs	(17.7)	(9.0)	(11.2)	(8.7)	(97)%	2.2	20%
COGS acquisition related costs	—	(5.4)	—	5.4	100%	(5.4)	(100)%
Consolidated gross profit	$391.0	$302.0	$244.0	$89.0	29%	$58.0	24%
Consolidated gross margin	36%	33%	32%
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit increased 63% to $258.7 million in fiscal 2019 from $158.5 million in fiscal 2018. Wolfspeed gross margin remained flat at 48%. Wolfspeed gross profit increased primarily due to higher revenues and Wolfspeed gross margin remained flat primarily due to changes in product mix.
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
LED Products Segment Gross Profit and Gross Margin
LED Products gross profit decreased 5% to $150.0 million in fiscal 2019 from $157.9 million in fiscal 2018. LED Products gross margin increased to 28% in fiscal 2019 from 26% in fiscal 2018. LED Products gross profit decreased due to lower revenue and tariff costs. LED Products gross margin increased due to more favorable product mix, higher license and royalty revenue, and better factory costs for the first half of the year, partially offset by tariff costs.
LED Products gross profit increased 4% to $157.9 million in fiscal 2018 from $151.7 million in fiscal 2017. LED Products gross margin decreased to 26% in fiscal 2018 from 28% in fiscal 2017. LED Products gross profit increased due to higher component sales while gross margin decreased due to lower pricing resulting from competitive pricing pressures and a less favorable mix of LED products sold.
Unallocated Costs
Unallocated costs were $17.7 million, $9.0 million and $11.2 million for fiscal 2019, 2018 and 2017, respectively. These costs consisted primarily of manufacturing employees’ stock-based compensation, expenses relating to annual incentive plans and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments’ gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs increased by $8.7 million in fiscal 2019 compared to fiscal 2018, primarily due to higher profit sharing which resulted from improved company performance and increased stock-based compensation incurred as a result of our higher average share price.
Unallocated costs decreased by $2.2 million in fiscal 2018 compared to fiscal 2017, primarily due to lower stock-based compensation.
COGS Acquisition Related Costs Adjustment
The cost of goods sold (COGS) acquisition related costs adjustment was $5.4 million for fiscal 2018. The COGS acquisition related costs adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of the RF Power acquisition and other RF Power acquisition costs impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2018 because they represent an adjustment which does not provide comparability to the corresponding prior and subsequent period and therefore were not reviewed by our CODM when evaluating segment performance and allocating resources.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
Research and development expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Research and development	$157.9	$127.3	$113.8	$30.6	24%	$13.5	12%
Percent of revenue	15%	14%	15%
The increase in research and development expenses for fiscal 2019 compared to fiscal 2018 was primarily due to the inclusion of the acquired RF Power business research and development spend for a full year.
The increase in research and development expenses for fiscal 2018 compared to fiscal 2017 was primarily due to an increase in Wolfspeed research and development to accelerate 150mm substrate development, next generation power and RF device research and development and the inclusion of the acquired RF Power business research and development spend for the last four months of fiscal 2018.
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
Sales, general and administrative expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Sales, general and administrative	$200.7	$170.3	$145.7	$30.4	18%	$24.6	17%
Percent of revenue	19%	18%	19%
The increase in sales, general and administrative expenses in fiscal 2019 compared to fiscal 2018 was primarily due to an increase in stock-based compensation and profit sharing.
The increase in sales, general and administrative expenses in fiscal 2018 compared to fiscal 2017 was primarily due to the additional costs assumed in running the business and operations acquired in the RF Power acquisition, which closed in March 2018, and the additional non-recurring costs associated with completing and integrating the RF Power acquisition, partially offset by the decrease in Wolfspeed transaction expenses associated with the terminated sale to Infineon in fiscal 2017.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.

Amortization of intangible assets related to our acquisitions was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Customer relationships	$7.3	$3.0	$1.1	$4.3	143%	$1.9	173%
Developed technology	5.4	3.2	2.2	2.2	69%	1.0	45%
Non-compete agreements	2.9	1.0	0.1	1.9	190%	0.9	900%
Total	$15.6	$7.2	$3.4	$8.4	117%	$3.8	112%
Amortization of acquisition-related intangibles increased in fiscal 2019 compared to fiscal 2018 due to the inclusion of a full year of the RF Power business intangible asset amortization.
Amortization of acquisition-related intangibles increased in fiscal 2018 compared to fiscal 2017 due to the acquisition of the RF Power business that was purchased during the third quarter of fiscal 2018.
Loss on Disposal or Impairment of Other Assets
We operate a capital-intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our long-lived assets and capitalized patent costs for possible impairment.
Loss on disposal or impairment of other assets were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Loss on disposal or impairment of other assets	$4.7	$8.4	$1.8	($3.7)	(44)%	$6.6	367%
The decrease in loss in fiscal 2019 compared to fiscal 2018 was primarily due to the higher than usual loss recognized in fiscal 2018 as a result of a fair value market write-down for a sold aircraft in fiscal 2018.
The increase in loss in fiscal 2018 compared to fiscal 2017 was primarily due to the closure of certain manufacturing facilities and a fair value market write-down for a sold aircraft.
Other Operating Expense (Income)
Other operating expense (income) was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Factory optimization restructuring	$4.1	$—	$—	$4.1	100%	$—	—%
Severance and other restructuring	4.2	3.8	—	0.4	11%	3.8	100%
Total restructuring costs	8.3	3.8	—	4.5	118%	3.8	100%
Project and transaction costs	16.9	8.5	—	8.4	99%	8.5	100%
Executive severance	1.3	4.5	2.2	(3.2)	(71)%	2.3	105%
Factory optimization start up costs	1.5	—	—	1.5	100%	—	—%
Gain from termination of Wolfspeed transaction, net	—	—	(2.8)	—	—%	2.8	100%
Other operating expense (income)	$28.0	$16.8	($0.6)	$11.2	67%	$17.4	*
* Percentage change not meaningful

The increase in other operating expense in fiscal 2019 compared to fiscal 2018 was primarily due to expenses for a new factory optimization plan implemented in May 2019, costs relating to restructuring our geographical sales team to realign our skills and experience needed to execute on our business objectives and transaction costs relating to the sale of our Lighting Products business unit.
Other operating income in fiscal 2017 relates to a termination fee of $12.5 million in cash in March 2017 as a result the termination of an agreement to sell the Wolfspeed business to Infineon, offset by transaction costs related to the terminated agreement, and various executive severance payments.
Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Loss (gain) on sale of investments, net	$0.1	$0.1	($0.1)	$—	—%	$0.2	200%
Loss (gain) on equity investment	16.2	(7.1)	(7.5)	23.3	328%	0.4	5%
Interest expense (income), net	12.0	(1.8)	(3.7)	13.8	767%	1.9	51%
Foreign currency loss (gain), net	1.3	(1.8)	(2.3)	3.1	172%	0.5	22%
Other, net	(0.3)	0.2	0.6	(0.5)	(250)%	(0.4)	(67)%
Non-operating expense (income), net	$29.3	($10.4)	($13.0)	$39.7	382%	$2.6	20%
Loss (gain) on equity investment. We had a loss on equity investment in fiscal 2019 due to the decrease in the fair value of our Lextar investment. We had a gain on equity investment in fiscal 2018 and fiscal 2017 due to the increase in the fair value of our Lextar investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 18.40 New Taiwanese Dollars (TWD) per share at June 25, 2017 to 21.00 TWD per share at June 24, 2018 before decreasing to 14.75 TWD per share at June 30, 2019. This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. We have a 16% common stock ownership interest in Lextar and utilize the fair value option in accounting for the ownership interest. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Interest expense (income), net. Interest expense, net in fiscal 2019 was primarily due to the accretion of the equity portion and interest expense related to the Notes issued during the first quarter of fiscal 2019. Interest income, net decreased in fiscal 2018 compared to fiscal 2017 primarily due to lower invested balances and higher interest expense due to overall higher borrowings associated with our line of credit, partially offset by higher investment yields.
Foreign currency loss (gain), net. Foreign currency loss (gain), net primarily consists of remeasurement adjustments resulting from our Lextar investment and from our international subsidiaries.
Income Tax Expense (Benefit)
Income tax expense (benefit) and our effective tax rate was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019		2017 to 2018
Income tax expense (benefit)	$12.7	($1.2)	$81.0	13.9	1,158%	(82.2)	(101)%
Effective tax rate	(28)%	7%	(1,141)%
We recognized income tax expense of $12.7 million in fiscal 2019 as compared to an income tax benefit of $1.2 million in fiscal 2018. The decrease in the effective tax rate from 7% in fiscal 2018 to (28)% in fiscal 2019 was primarily due to the tax benefit of remeasuring our U.S. deferred taxes as a result of the Tax Legislation enacted on December 22, 2017. The increase in the effective tax rate from (1,141)% in fiscal 2017 to 7% in fiscal 2018 was primarily attributable to the tax expense on the establishment of a valuation allowance against our U.S. deferred tax assets during the fiscal 2017.

In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) income derived from international locations with lower tax rates than the U.S., and (iii) tax credits generated.
Net Loss from Discontinued Operations
We recorded a net loss from discontinued operations of $317.2 million, $263.5 million and $10.0 million in fiscal 2019, 2018 and 2017, respectively. The net loss from discontinued operations in each period relates to operational results of the discontinued operations of the Lighting Products business unit, with the addition of a $66.2 million loss on the sale of the Lighting Products business unit included in the net loss from discontinued operations for fiscal 2019. The net loss from discontinued operations for fiscal 2019 and 2018 includes $90.3 million and $247.5 million of goodwill impairment, respectively.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $500.0 million line of credit as discussed in Note 11, “Long-term Debt,” in our consolidated financial statements included in Item 8 of this Annual Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
Based on past performance and current expectations, we believe our current working capital, availability under our line of credit, proceeds from our Note offering completed in August 2018 (see Note 11, "Long-term Debt," in our consolidated financial statements included in Item 8 of this Annual Report) and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties or expand our production capacity.
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
Contractual Obligations
At June 30, 2019, payments to be made pursuant to significant contractual obligations are as follows:

		Payments Due by Period
(in millions of U.S. Dollars)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	8.3	4.1	3.5	0.7	—
Purchase obligations	143.3	129.6	5.7	4.0	4.0
Long-term debt (1)	575.0	—	—	575.0	—
Interest payments on long-term debt (2)	27.2	6.0	12.1	9.1	—
Other long-term liabilities (3)	—	—	—	—	—
Total contractual obligations	$753.8	$139.7	$21.3	$588.8	$4.0
(1) Long-term debt represents the principal due on the Notes, but does not include interest expense.
(2) Interest payments on long-term debt are based on the interest rate at June 30, 2019.
(3) Other long-term liabilities as of June 30, 2019 includes customer deposits of $27.3 million, long-term tax contingencies and other tax liabilities of $3.4 million, LED supply agreements of $7.3 million and other long-term contingent liabilities (for example, extended warranty) of $0.4 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of payments is uncertain.

Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through May 2024. Most of the lease agreements provide for rental adjustments for increases in base rent, property taxes and general property maintenance that would be recognized as rent expense, if applicable.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.
Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	Change
Cash and cash equivalents	$500.5	$118.9	$381.6
Short-term investments	550.9	268.2	282.7
Total cash, cash equivalents and short-term investments	$1,051.4	$387.1	$664.3
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 30, 2019	June 24, 2018	Change
Days of sales outstanding (a)	34	29	5
Days of supply in inventory (b)	104	76	28
Days in accounts payable (c)	(72)	(54)	(18)
Cash conversion cycle	66	51	15

a)
Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables less receivable related accrued contract liabilities and the revenue, net for the quarter then ended. DSO is calculated by dividing ending accounts receivable, less receivable related accrued contract liabilities, by the average net revenue per day for the respective 90-day period.

b)
Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net for the quarter then ended. DSI is calculated by dividing ending inventory by average cost of revenue, net per day for the respective 90-day period.

c)
Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. DPO is calculated by dividing ending accounts payable and accrued expenses (less accrued salaries and wages) by the average cost of revenue, net per day for the respective 90-day period.

The increase in the cash conversion cycle was primarily driven by an increase in days of supply in inventory, partially offset by an increase in days in accounts payable. The increase in days of supply in inventory was caused by matching timing of supply and demand for Wolfspeed in the short term, increased inventories of product intended for Huawei following their addition to the Entity List and higher ending inventory in LED Products.
As of June 30, 2019, we had unrealized losses on our investments of $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 30, 2019 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, and we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 30, 2019.
Cash Flows
The following cash flow information and discussion includes the cash flows from our former Lighting Business unit through May 13, 2019, the date we completed the sale.

In summary, our cash flows were as follows (in millions of U.S. Dollars):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2019	June 24, 2018	June 25, 2017	2018 to 2019	2017 to 2018
Cash provided by operating activities	$202.3	$173.5	$220.5	$28.8	($47.0)
Cash used in investing activities	(227.1)	(423.9)	(145.2)	196.8	(278.7)
Cash provided by (used in) financing activities	406.5	236.5	(108.7)	170.0	345.2
Effect of foreign exchange changes	(0.1)	0.2	(0.1)	(0.3)	0.3
Net increase (decrease) in cash and cash equivalents	$381.6	($13.7)	($33.5)	$395.3	$19.8
The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities.
Cash Flows from Operating Activities
Net cash provided by operating activities increased to $202.3 million in fiscal 2019 from $173.5 million in fiscal 2018 primarily due to generating higher cash from earnings and improved working capital. Net cash provided by operating activities decreased to $173.5 million in fiscal 2018 from $220.5 million in fiscal 2017, primarily due to a higher net loss in fiscal 2018 and lower cash generated from working capital in fiscal 2018 as compared to fiscal 2017.
Cash Flows from Investing Activities
Our investing activities primarily relate to transactions within our short-term investments, purchases of property and equipment, payments for patents and licensing rights and the acquisition and sales of businesses. Net cash used in investing activities was $227.1 million in fiscal 2019 compared to $423.9 million in fiscal 2018. The decrease in net cash used in investing activities in fiscal 2019 compared to fiscal 2018 is primarily due to $429.2 million of net expenditures to acquire the Infineon RF Power business in fiscal 2018. Fiscal 2019 included $293.4 million of net purchases of short term investments as compared to a source of cash in fiscal 2018 of $200.5 million from the sale and maturity from short term investments. Other investing activities during fiscal 2019 compared to fiscal 2018 include a decrease in the purchase of property, equipment and patent rights of $42.8 million offset by net proceeds from the sale of the Lighting Products business unit of $219.0 million.
Net cash used in investing activities was $423.9 million in fiscal 2018 compared to $145.2 million in fiscal 2017. The increase is primarily due to purchases of property, equipment and patent rights, which increased by $96.5 million in fiscal 2018 compared to fiscal 2017, and net proceeds from the sale short-term investments, which increased $247.8 million in fiscal 2018 compared to fiscal 2017 to help contribute to the $429.2 million in cash used in the Infineon RF Power acquisition.
For fiscal 2020, we target approximately $198.0 million of capital investment, which is primarily related to capacity and infrastructure projects to support our Wolfspeed segment longer-term growth and strategic priorities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $406.5 million in fiscal 2019 compared to $236.5 million in fiscal 2018. Our financing activities for fiscal 2019 primarily consisted of proceeds of $575.0 million from the issuance of the Notes and net proceeds of $136.4 million from issuances of common stock pursuant to the exercise of employee stock options, partially offset by the net repayment on our line of credit of $292.0 million and the payment of debt issuance costs of $12.9 million from the issuance of the Notes.
In fiscal 2018, net cash provided by financing activities was $236.5 million compared to net cash used in financing activities of $108.7 million in fiscal 2017. Our financing activities in 2018 primarily consisted of a net draw on our line of credit of $147.0 million to help fund the Infineon RF Power acquisition, $86.4 million in net proceeds from issuance of common stock pursuant to the exercise of employee stock options and proceeds of $4.9 million from San'an's capital contribution to Cree Venture LED, slightly offset by payment of acquisition-related contingent consideration of $1.8 million in connection with our acquisition of Arkansas Power Electronics International, Inc., which was completed in fiscal 2016. Our financing activities in fiscal 2017 primarily consisted of repurchases of common stock of $104.0 million, net payments on long-term borrowings of $15.0 million on our line of credit and $13.1 million in net proceeds from issuance of common stock pursuant to the exercise of employee stock options.

Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 30, 2019 and June 24, 2018. Actual results may differ materially.
Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 30, 2019 and June 24, 2018, our cash equivalents and short-term investments had a fair value of $789.0 million and $346.0 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $7.9 million at June 30, 2019 and $3.5 million at June 24, 2018.
As of June 30, 2019, we maintain a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022. At June 30, 2019 and June 24, 2018, we had $0.0 million and $292.0 million outstanding, respectively, under the line of credit. If interest rates were to increase by 100 basis points, the annual interest incurred under our line of credit would increase by $0.0 million at June 30, 2019 and $2.9 million at June 24, 2018.
Currency Rate and Price Risk
We operate internationally and have transactions denominated in foreign currencies and are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposure relates to the exchange rate between the USD and the TWD as our Lextar investment is held in TWD. Additionally, our investment relates to owning shares that are publicly traded on the Taiwan Stock Exchange and subject to price risks from market trading. The value of our Lextar investment was $39.5 million and $57.5 million as of June 30, 2019 and June 24, 2018, respectively. A hypothetical 10% increase in the value of the USD compared to the TWD or a hypothetical 10% increase in quoted market values on our investment would each individually result in potential gains of approximately $4.0 million for the year ended June 30, 2019 and $5.8 million for the year ended June 24, 2018.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
We have entered into operating leases primarily for certain of our U.S. and international facilities in the normal course of business. Future minimum lease payments under our operating leases as of June 30, 2019 are detailed above in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”
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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, valuation of inventories, tax related contingencies, valuation of stock-based compensation, valuation of long-lived and intangible assets, other contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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
Revenue Recognition
Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The majority of our revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. We adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 "Revenue from Contracts with Customers" (ASC 606) on June 25, 2018 using the modified retrospective approach. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 4, "Revenue Recognition" for additional information related to the adoption of ASC 606.
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
For the year ended June 30, 2019, 53% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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
In addition, we run sales incentive programs with certain distributors, such as product rebates. We recognize these incentives at the time they are offered to customers and record a credit to their account with an offsetting expense as either a reduction to revenue, increase to cost of revenue, or marketing expense depending on the type of sales incentive.

Inventories
Inventories are stated at the lower of cost or net realizable value. We write-down our inventories for estimated obsolescence equal to the difference between the cost of the inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we adjust for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Any adjustment to our inventories as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower-cost basis.
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
Deferred Tax Asset Valuation Allowances
In accordance with FASB ASC 740, “Income Taxes” (ASC 740), we evaluate all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a deferred tax asset is more likely than not to be realized. In assessing the adequacy of a recognized valuation allowance, we consider all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. This consideration includes a variety of factors such as historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such a determination is made.
Tax Contingencies
We are subject to periodic audits of our income tax returns by federal, state, local and foreign agencies. These audits typically include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In accordance with ASC 740, we regularly evaluate the exposures associated with our various tax filing positions. ASC 740 states that a tax benefit should not be recognized for financial statement purposes for an uncertain tax filing position where it is not more likely than not (likelihood of greater than 50%) of being sustained by the taxing authorities based on the technical merits of the position.
In accordance with the provisions of ASC 740, we establish unrecognized tax benefits (as a reduction to the deferred tax asset or as an increase to other liabilities) to reduce some or all of the tax benefit of any of our tax positions at such time that we determine the position has become uncertain based upon one of the following: the tax position is not “more likely than not” to be sustained; the tax position is “more likely than not” to be sustained, but for a lesser amount; or the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
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

Stock-Based Compensation
We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock option and Employee Stock Purchase Plan (ESPP) awards. The grant date fair value of performance stock units that vest upon meeting certain market conditions is estimated using the Monte Carlo valuation model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.
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
Goodwill
We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by FASB ASC 350, “Intangibles - Goodwill and Other”, may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. We have determined that our reporting units are our two operating and reportable segments.

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
Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that may have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal counsel and recent legal rulings by the appropriate regulatory bodies, among other factors. As additional information becomes available, we reassess the potential liability related to our pending and threatened claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See also a discussion of specific contingencies in Note 16, “Commitments and Contingencies,” to our consolidated financial statements in Item 8 of this Annual Report.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cree, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cree, Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and June 24, 2018, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 24, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers on June 25, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for distributor programs - Ship and debit and price protection rights

As described in Note 2 to the consolidated financial statements, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within the Company’s standard commercial terms. Certain distributors may be provided limited rights that allow them to return a portion of inventory and receive credits for changes in selling price (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program. Distributor sales account for approximately 53% of total net revenue of $1.1 billion for the year ended June 30, 2019 and the associated reserves for ship and debit and price protection rights programs to distributors make up a portion of the accrued contract liabilities account balance of $45.8 million. Under the Company’s ship and debit program, subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling the particular part to that customer. If the Company approves an allowance and the distributor resells the product to the target customer, the Company credits the distributor according to the allowance the Company approved. Under the price protection rights program, if the Company issues a new price book for its products, the Company will provide a credit to certain distributors for inventory quantities on hand. The credits associated with these programs are applied against the reserve the Company establishes upon initial shipment of product to the distributor. Upon shipment, management uses significant judgment in establishing reserves for the ship and debit and price protection rights programs, which includes developing assumptions related to changes in selling prices.

The principal considerations for our determination that performing procedures relating to reserves for distributor programs - ship and debit and price protection rights is a critical audit matter are there was significant judgment by management in estimating the reserves for ship and debit and price protection rights programs. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s assumption related to changes in selling prices.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of ship and debit and price protection rights reserves. These procedures also included, among others, (1) testing management’s process for determining the estimate for ship and debit and price protection rights reserves, (2) evaluating the appropriateness of management’s methodology to calculate the ship and debit and price protection rights reserves, (3) evaluating the reasonableness of management’s significant assumption related to changes in selling prices, which included the evaluation of management’s ability to estimate the changes in selling prices in comparison to historical selling prices, (4) testing the completeness and accuracy of data inputs to the ship and debit and price protection rights reserves calculation, and (5) evaluating the reasonableness of management’s prior period estimates for ship and debit and price protection rights reserves to actual credits granted during the current period by performing a retrospective comparison subsequent to year-end.

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 21, 2019

We have served as the Company’s auditor since 2013.

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 24, 2018
in millions of U.S. Dollars, except share data
Assets
Current assets:
Cash and cash equivalents	$500.5	$118.9
Short-term investments	550.9	268.2
Total cash, cash equivalents and short-term investments	1,051.4	387.1
Accounts receivable, net	128.9	86.4
Income taxes receivable	0.2	2.3
Inventories	187.4	151.6
Prepaid expenses	23.3	24.5
Other current assets	19.7	12.9
Current assets held for sale	1.9	2.2
Current assets related to discontinued operations	—	223.4
Total current assets	1,412.8	890.4
Property and equipment, net	625.2	589.1
Goodwill	530.0	530.0
Intangible assets, net	197.9	215.8
Other long-term investments	39.5	57.5
Deferred tax assets	5.6	5.8
Other assets	5.9	11.5
Long-term assets related to discontinued operations	—	337.7
Total assets	$2,816.9	$2,637.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$200.9	$148.5
Income taxes payable	3.0	—
Accrued contract liabilities	45.8	—
Other current liabilities	18.5	19.3
Current liabilities related to discontinued operations	—	80.8
Total current liabilities	268.2	248.6
Long-term liabilities:
Long-term debt	—	292.0
Convertible notes, net	469.1	—
Deferred tax liabilities	2.0	3.1
Other long-term liabilities	36.4	0.5
Long-term liabilities related to discontinued operations	—	21.5
Total long-term liabilities	507.5	317.1
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 30, 2019 and June 24, 2018; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 30, 2019 and June 24, 2018; 106,570 and 101,488 shares issued and outstanding at June 30, 2019 and June 24, 2018, respectively	0.1	0.1
Additional paid-in-capital	2,874.1	2,549.1
Accumulated other comprehensive income	9.5	0.6
Accumulated deficit	(847.5)	(482.7)
Total shareholders’ equity	2,036.2	2,067.1
Non-controlling interest	5.0	5.0
Total equity	2,041.2	2,072.1
Total liabilities and shareholders’ equity	$2,816.9	$2,637.8
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
in millions of U.S. Dollars, except share data
Revenue, net	$1,080.0	$924.9	$771.5
Cost of revenue, net	689.0	622.9	527.5
Gross profit	391.0	302.0	244.0
Operating expenses:
Research and development	157.9	127.3	113.8
Sales, general and administrative	200.7	170.3	145.7
Amortization or impairment of acquisition-related intangibles	15.6	7.2	3.4
Loss on disposal or impairment of other assets	4.7	8.4	1.8
Other operating expense (income)	28.0	16.8	(0.6)
Operating loss	(15.9)	(28.0)	(20.1)
Non-operating expense (income), net	29.3	(10.4)	(13.0)
Loss before income taxes	(45.2)	(17.6)	(7.1)
Income tax expense (benefit)	12.7	(1.2)	81.0
Net loss from continuing operations	(57.9)	(16.4)	(88.1)
Net loss from discontinued operations	(317.2)	(263.5)	(10.0)
Net loss	(375.1)	(279.9)	(98.1)
Net income attributable to noncontrolling interest	—	0.1	—
Net loss attributable to controlling interest	($375.1)	($280.0)	($98.1)

Basic loss per share
Continuing operations attributable to controlling interest	($0.56)	($0.17)	($0.89)
Net loss attributable to controlling interest	($3.62)	($2.81)	($1.00)

Diluted loss per share
Continuing operations attributable to controlling interest	($0.56)	($0.17)	($0.89)
Net loss attributable to controlling interest	($3.62)	($2.81)	($1.00)

Weighted average shares (in thousands)
Basic	103,576	99,530	98,487
Diluted	103,576	99,530	98,487
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
in millions of U.S. Dollars
Net loss	($375.1)	($279.9)	($98.1)
Other comprehensive income (loss):
Currency translation gain (loss)	4.4	0.6	(0.2)
Net unrealized gain (loss) on available-for-sale securities	4.5	(5.9)	(2.6)
Comprehensive loss	(366.2)	(285.2)	(100.9)
Net income attributable to non-controlling interest	—	0.1	—
Comprehensive loss attributable to controlling interest	($366.2)	($285.3)	($100.9)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
in millions of U.S. Dollars
Cash flows from operating activities:
Net loss	($375.1)	($279.9)	($98.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143.6	153.9	150.5
Amortization of debt issuance costs and discount	18.3	—	—
Stock-based compensation	78.0	43.2	47.7
Loss on sale of business	66.2	—	—
Goodwill impairment charges	90.3	247.5	—
Impairment of acquisition-related intangibles	107.3	—	—
Impairment of inventory	12.2	—	7.4
Loss on disposal or impairment of long-lived assets	3.2	10.7	2.5
Amortization of premium/discount on investments	2.4	4.8	5.4
Loss/(gain) on equity investment	16.2	(7.1)	(7.5)
Foreign exchange loss/(gain) on equity investment	1.3	(0.6)	(2.6)
Deferred income taxes	(0.4)	(40.0)	74.9
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	22.3	(4.8)	17.0
Inventories	(43.3)	11.0	10.5
Prepaid expenses and other assets	3.8	(5.4)	17.4
Accounts payable, trade	6.4	14.3	(4.8)
Accrued salaries and wages and other liabilities	28.0	25.9	0.2
Accrued contract liabilities	21.6	—	—
Net cash provided by operating activities	202.3	173.5	220.5
Cash flows from investing activities:
Purchases of property and equipment	(142.4)	(185.7)	(86.9)
Purchases of patent and licensing rights	(10.6)	(10.1)	(12.4)
Proceeds from sale of property and equipment	0.3	0.6	1.4
Purchases of short-term investments	(517.2)	(200.7)	(200.4)
Proceeds from maturities of short-term investments	177.4	224.2	125.9
Proceeds from sale of short term investments	46.4	177.0	27.2
Purchase of acquired business, net of cash acquired	—	(429.2)	—
Proceeds from sale of business, net	219.0	—	—
Net cash used in investing activities	(227.1)	(423.9)	(145.2)
Cash flows from financing activities:
Proceeds from issuing Cree Venture LED stock to noncontrolling interest	—	4.9	—
Payment of acquisition-related contingent consideration	—	(1.8)	(2.8)
Proceeds from long-term debt borrowings	95.0	670.0	468.0
Payments on long-term debt borrowings	(387.0)	(523.0)	(483.0)
Proceeds from issuance of common stock	158.0	92.6	17.7
Tax withholding on stock option exercises	(21.6)	(6.2)	(4.6)
Proceeds from convertible notes	575.0	—	—
Payments of debt issuance costs	(12.9)	—	—
Repurchases of common stock	—	—	(104.0)
Net cash provided by (used in) financing activities	406.5	236.5	(108.7)
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	0.2	(0.1)
Net change in cash and cash equivalents	381.6	(13.7)	(33.5)
Cash and cash equivalents, beginning of period	118.9	132.6	166.1
Cash and cash equivalents, end of period	$500.5	$118.9	$132.6

Supplemental cash flow information
Cash paid for interest	$4.0	$6.1	$3.6
Cash paid for income taxes	$6.1	$1.2	$8.5
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non controlling Interest	Total Equity
	Number of Shares	Par Value
share data in thousands, U.S. Dollar information in millions
Balance at June 26, 2016	100,829	$0.1	$2,359.6	($0.6)	$8.7	$2,367.8	$—	$2,367.8
Net loss	—	—	—	(98.1)	—	(98.1)	—	(98.1)
Currency translation loss	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Unrealized loss on available-for-sale securities	—	—	—	—	(2.6)	(2.6)	—	(2.6)
Comprehensive loss						(100.9)	—	(100.9)
Income tax expense from stock option exercises	—	—	(4.6)	—	—	(4.6)	—	(4.6)
Repurchased shares	(4,460)	—	—	(104.0)	—	(104.0)	—	(104.0)
Stock-based compensation	—	—	46.8	—	—	46.8	—	46.8
Exercise of stock options and issuance of shares	1,305	—	17.7	—	—	17.7	—	17.7
Balance at June 25, 2017	97,674	$0.1	$2,419.5	($202.7)	$5.9	$2,222.8	$—	$2,222.8
Net loss	—	—	—	(280.0)	—	(280.0)	0.1	(279.9)
Currency translation gain	—	—	—	—	0.6	0.6	—	0.6
Unrealized loss on available-for-sale securities	—	—	—	—	(5.9)	(5.9)	—	(5.9)
Comprehensive loss						(285.3)	0.1	(285.2)
Income tax expense from stock option exercises	—	—	(6.2)	—	—	(6.2)	—	(6.2)
Stock-based compensation	—	—	43.2	—	—	43.2	—	43.2
Exercise of stock options and issuance of shares	3,814	—	92.6	—	—	92.6	—	92.6
Contributions from noncontrolling interests	—	—	—	—	—	—	4.9	4.9
Balance at June 24, 2018	101,488	$0.1	$2,549.1	($482.7)	$0.6	$2,067.1	$5.0	$2,072.1
Net loss	—	—	—	(375.1)	—	(375.1)	—	(375.1)
Currency translation gain	—	—	—	—	4.4	4.4	—	4.4
Unrealized gain on available-for-sale securities	—	—	—	—	4.5	4.5	—	4.5
Comprehensive loss						(366.2)	—	(366.2)
Income tax expense from stock option exercises	—	—	(21.6)	—	—	(21.6)	—	(21.6)
Stock-based compensation	—	—	78.0	—	—	78.0	—	78.0
Exercise of stock options and issuance of shares	5,082	—	158.0	—	—	158.0	—	158.0
Adoption of ASC 606	—	—	—	10.3	—	10.3	—	10.3
Convertible note issuance	—	—	110.6	—	—	110.6	—	110.6
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
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
The Company operates in two reportable segments:

•
Wolfspeed, which consists of silicon carbide (SiC) and gallium nitride (GaN) materials, power devices and RF devices based on silicon (Si) and wide bandgap semiconductor materials. The Company's materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. The Company's materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.

•
LED Products, which consists of LED chips and LED components. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.

Previously, the Company designed, manufactured and sold LED lighting fixtures and lamps for the commercial, industrial and consumer markets. The Company referred to these product lines as the Lighting Products business unit. As discussed in Note 3, “Discontinued Operations,” on May 13, 2019, the Company sold its Lighting Products business unit to IDEAL Industries, Inc. (IDEAL). Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, California, Arkansas and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arizona, Arkansas, California and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and its headquarters are in Durham, North Carolina.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the joint venture. All material intercompany accounts and transactions have been eliminated.
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2019 fiscal year was a 53-week fiscal year. The Company's 2018 and 2017 fiscal years were 52-week fiscal years. The Company’s 2020 fiscal year will be a 52-week fiscal year.
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
Revisions
The Company revised net cash provided by operating activities and net cash provided by (used in) financing activities for the years ended June 24, 2018 and June 25, 2017 to correct the presentation of tax withholding for stock option exercises. The Company increased net cash provided by operating activities by $6.2 million and $4.6 million and decreased net cash provided by (used in) financing activities by the same amounts for the years ended June 24, 2018 and June 25, 2017, respectively. The Company concluded these errors were not material individually or in the aggregate to any of the periods impacted.
Additionally, the Company corrected the classification of certain money market funds which were previously disclosed as non-U.S. certificates of deposits within cash equivalents in Note 9, "Fair Value of Financial Instruments." As a result, non-U.S. certificates of deposit decreased by $40.9 million and money market funds increased by the same amount as of June 24, 2018. Total cash equivalents was not affected.

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
Segment Information
U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it currently has two operating and reportable segments.
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
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 30, 2019, June 24, 2018, and June 25, 2017, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in non-operating expense (income).
Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
Other long-term investments consist of the Company's approximately 16% common stock ownership interest in Lextar Electronics Corporation (Lextar), which the Company acquired in December 2014. The Company currently utilizes the fair value option in accounting for its investment in Lextar.

Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) method or an average cost method. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recognized as a component of cost of revenue. At the point of the write-down, a new lower cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower cost basis. If that inventory is subsequently sold, the sale is recorded at the actual selling price and the related cost of revenue is recorded at the new lower cost basis.
Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the term of the related lease. In general, the Company’s policy for useful lives is as follows:

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
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenue, net in the consolidated statements of operations and are recognized as a period expense during the period in which they are incurred.
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
The Company conducts impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole, or an operation one level below an operating segment, referred to as a component. The Company has determined that its reporting units are its two operating and reportable segments.
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

If the fair value of the reportable segment exceeds the carrying value of the net assets associated with the segment, goodwill is not considered impaired. If the carrying value of the net assets associated with the reportable segment exceeds the fair value of the segment, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reportable segment's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit. The Company derives a reportable segment’s fair value through a combination of the market approach (guideline transaction method and guideline public company method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reportable segments are analyzed, their respective fair values are reconciled back to the Company’s consolidated market capitalization.
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
Contingent Liabilities
The Company recognizes contingent liabilities when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. See Note 16, “Commitments and Contingencies,” for a discussion of loss contingencies in connection with pending and threatened litigation. The Company expenses as incurred the costs of defending legal claims against the Company.
Revenue Recognition
Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. Substantially all of the Company's revenue is derived from product sales. Revenue is recognized at a point in time based on the Company’s evaluation of when the customer obtains control of the products, and all performance obligations under the terms of the contract are satisfied. If customer acceptance clauses are present and it cannot be objectively determined that control has been transferred based on the contract and shipping terms, revenue is only recorded when customer acceptance is received and all performance obligations have been satisfied. Sales of products typically do not include more than one performance obligation.
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
Master supply or distributor agreements are in place with many of the Company's customers and contain terms and conditions including, but not limited to payment, delivery, incentives and warranty. These agreements typically do not require minimum purchase commitments. If a master supply, distributor or other similar agreement is not in place with a customer, the Company considers a purchase order, which is governed by the Company’s standard terms and conditions, to be the contract governing the relationship with that customer.
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration to which the Company expects to be entitled to receive in exchange for products or services. Variable consideration is recognized as a reduction of net revenue with a corresponding reserve at the time of revenue recognition, and consists primarily of sales incentives or rebates, price concessions and return allowances. Variable consideration is estimated based on contractual terms, historical analysis of customer purchase volumes, or historical analysis using specific data for the type of consideration being assessed. The Company offers product warranties and establishes liabilities for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liability estimates are included in cost of revenue in the Company’s consolidated statements of operations, and further detail is presented in Note 16, "Commitments and Contingencies."
Certain of the Company’s distributors are provided limited rights that allow them to return a portion of inventory (product exchange rights or stock rotation rights) and receive credits for changes in selling prices (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program or other targeted sales incentives. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. The Company believes that it can reasonably and reliably estimate the allowance for distributor credits at the time of sale. Accordingly, estimates for these rights are recognized at the time of sale as a reduction of product revenue and as a contract liability.
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
In addition, the Company runs sales incentive programs with certain distributors, such as product rebates. The Company recognizes these incentives at the time they are offered to customers and records a credit to their account with an offsetting expense as either a reduction to revenue, increase to cost of revenue, or marketing expense depending on the type of sales incentive.
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

Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $4.2 million, $3.9 million, and $5.3 million for the years ended June 30, 2019, June 24, 2018 and June 25, 2017, respectively.
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
Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 30, 2019 and June 24, 2018 due to the short-term nature of these instruments.
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
Due to the sale of the Lighting Products business unit, $5.2 million of currency translation loss was reclassified out of other comprehensive (loss) income and recognized in the consolidated statements of operations as part of the loss on transaction.

The Company and its subsidiaries transact business in currencies other than the U.S. Dollar and as such, the Company will continue to experience varying amounts of foreign currency exchange gains and losses.
Recently Adopted Accounting Pronouncements
Nonemployee Stock Compensation
In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07: Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The Company early adopted this standard in the second quarter of fiscal 2019. There was no material impact upon adoption of this standard.
Fair Value Measurement Disclosure
In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements required for fair value measurements. The Company early adopted this standard in the first quarter of fiscal 2019.
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The Company early adopted this standard in the first quarter of fiscal 2019. There was no significant impact on the financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) (ASC 606). The FASB has subsequently issued multiple ASUs that amend and clarify the guidance in ASC 606. The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The Company adopted this standard on June 25, 2018.
The cumulative effect of the adoption recorded to beginning accumulated deficit as of June 25, 2018 was $10.3 million. The Company did not recognize a discrete tax impact related to the opening deferred tax balance as of June 25, 2018 due to a full U.S. valuation allowance. The Company recorded $1.6 million less revenue for the fiscal year ended June 30, 2019 as a result of the adoption and expects the ongoing effect to be immaterial to the consolidated financial statements. See Note 4, "Revenue Recognition," for discussion of the impacted financial statement line items.
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (ASC 842), and ASU 2018-10: Codification Improvements to ASC 842, Leases. These ASU’s require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term and will require enhanced disclosures about an entity’s leasing arrangements. The Company will adopt this standard on July 1, 2019, under the modified retrospective transition approach with the cumulative effect of application recognized at the effective date, without reclassification of previous financial statements. Upon adoption, the Company plans to elect the transition package of practical expedients that allows it to not reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Further, upon implementation of the new guidance, the Company intends to elect the practical expedient to not separate lease and non-lease components for all leases and account for the combined lease and non-lease components as a single lease component. The Company also plans to make an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheets.

The Company expects the adoption of this standard will result in the inclusion of a significant component of the Company’s future minimum lease obligations, as disclosed in Note 16, “Commitments and Contingencies” on its consolidated balance sheets, as right-of-use assets and lease liabilities with no material impact to its consolidated statements of operations and consolidated statements of comprehensive loss. Any new lease arrangements or material modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard. The Company is continuing to assess the potential impacts of the ASC 842. The Company anticipates disclosing additional information, as necessary, to comply with the new leasing standard.
Note 3 – Discontinued Operations
On May 13, 2019, the Company completed the sale of (a) certain manufacturing facilities and equipment, inventory, intellectual property rights, contracts, and real estate of the Company used by the Company's Lighting Products business unit, which includes LED lighting fixtures, lamps and corporate lighting solutions for commercial, industrial and consumer applications, and (b) all of the issued and outstanding equity interests of E-conolight LLC (E-conolight), Cree Canada Corp. and Cree Europe S.r.l., each a wholly owned subsidiary of the Company (collectively, the Lighting Products business unit) to IDEAL, pursuant to the Purchase Agreement, dated March 14, 2019, as amended between Cree and IDEAL (the Purchase Agreement). The Company retained certain liabilities associated with the Lighting Products business unit arising prior to the closing of the sale. The Lighting Products business unit represented the Lighting Products segment disclosed in the Company's historical financial statements.
The aggregate net proceeds from the sale of the Lighting Products business unit was $219.0 million in cash, which is subject to certain adjustments. Additionally, the Company is entitled to an earnout payment subject to the future performance of the Lighting Products business unit. In connection with the transaction, the Company and IDEAL entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to IDEAL certain intellectual property owned by the Company and licensed to IDEAL certain additional intellectual property owned by the Company; (ii) a Transition Services Agreement (the TSA), which is designed to ensure a smooth transition of the Lighting Products business unit to IDEAL; (iii) an LED Supply Agreement (the LED Supply Agreement), pursuant to which the Company will supply IDEAL with certain LED chip and component products for three years; and (iv) a Real Estate License Agreement, which will allow IDEAL to use certain premises owned by the Company to conduct the Lighting Products business unit after closing. The Company recognized a loss on the sale of $66.2 million.
The Company has classified the results of the Lighting Products business unit as discontinued operations, the results of which for the fiscal years ended June 30, 2019, June 24, 2018, and June 25, 2017 are as follows:

	Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
(in millions of U.S. Dollars)
Revenue, net	$419.8	$568.8	$701.5
Cost of revenue, net	324.3	463.2	510.9
Gross profit	95.5	105.6	190.6
Research and development	37.1	35.9	44.7
Sales, general and administrative	100.6	97.6	119.6
Amortization or impairment of acquisition-related intangibles	116.4	23.6	24.1
Goodwill impairment charges	90.3	247.5	—
Loss on disposal or impairment of long-lived assets	2.0	2.1	0.8
Operating (loss) income	(250.9)	(301.1)	1.4
Non-operating income	—	(1.3)	(1.0)
(Loss) income before income taxes and loss on sale	(250.9)	(299.8)	2.4
Loss on sale	66.2	—	—
(Loss) income before income taxes	(317.1)	(299.8)	2.4
Income tax expense (benefit)	0.1	(36.3)	12.4
Net loss	($317.2)	($263.5)	($10.0)
Assets and liabilities held for sale relating to the sale of the Lighting Products business unit as of June 24, 2018 are as follows:

(in millions of U.S. Dollars)	June 24, 2018
Assets
Accounts receivable, net	$67.5
Income tax receivable	0.4
Inventories	144.4
Prepaid expenses	3.8
Other current assets	7.3
Total current assets	223.4
Property and equipment, net	72.2
Goodwill	90.3
Intangible assets, net	174.3
Deferred income taxes	0.7
Other assets	0.2
Total assets	$561.1

Liabilities
Accounts payable, trade	$44.7
Accrued salaries and wages	11.6
Income tax payable	0.3
Other current liabilities	24.2
Total current liabilities	80.8
Other long term liabilities	21.5
Total liabilities	$102.3
The cash flow impacts of the Lighting Products business unit are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Cash (used in) provided by operating activities of discontinued operations	$(17.9)	$61.0	$85.2
Cash used in investing activities of discontinued operations	(15.4)	(17.9)	(16.9)

The Company recognized $1.6 million in administrative fees in fiscal 2019 relating to the TSA, all of which are accrued in accounts receivable, net in the consolidated balance sheets as of June 30, 2019. These fees were recorded as a reduction of sales, general and administrative expense in the consolidated statements of operations.
The Company recognized $2.1 million in revenue in fiscal 2019 related to the LED Supply Agreement. No amounts were accrued in accounts receivable, net in the consolidated balance sheets as of June 30, 2019 relating to the LED Supply Agreement. Additionally, the Company recorded a contract liability of $13.4 million relating to the LED Supply Agreement as of June 30, 2019. The contract liability is recognized in contract liabilities and other long term liabilities on the consolidated balance sheets.
Note 4 – Revenue Recognition
In accordance with ASC 606, the Company follows a five-step approach defined by the new standard for recognizing revenue, consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue, price protection guarantees and the Company's liability under the LED Supply Agreement. Contract liabilities were $80.4 million as of June 30, 2019 and $47.1 million as of June 25, 2018, the date the Company adopted ASC 606. The increase was primarily due to increased customer deposits and the related contract liability from the LED Supply Agreement. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable. The adjustments do not impact net cash provided by operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the statement of cash flows.
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
The Company’s accounts receivable balance represents the Company’s unconditional right to receive consideration from its customers with contracts. Payments are typically due within 30 days of the completion of the performance obligation and invoicing, and therefore do not contain significant financing components.
Sales tax, value-added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue, and shipping and handling costs are treated as fulfillment activities and are included in cost of revenue in the Company’s consolidated statements of operations.
Disaggregated revenue by geography is presented in Note 17, "Reportable Segments". For the fiscal year ended June 30, 2019, the Company recognized revenue of $5.0 million that was included in contract liabilities as of June 25, 2018. The amount recognized primarily related to deferred revenue and the recognition of contingent liabilities related to the LED Supply Agreement. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the fiscal year ended June 30, 2019.
Opening Balance Adjustments
The impacts of adopting the new revenue standard on the Company's unaudited consolidated balance sheet are as follows:

(in millions of U.S. Dollars)	Previous Balance at June 24, 2018	Adjustments	Opening Balance at June 25, 2018
Assets:(1)
Accounts receivable, net	$86.4	$42.7	$129.1
Other current assets	12.9	0.7	13.6
Current assets related to discontinued operations(2)	223.4	12.9	236.3
Liabilities:(1)
Other current liabilities(3)	19.3	(4.4)	14.9
Accrued contract liabilities	—	47.1	47.1
Current liabilities related to discontinued operations(2)	80.8	5.8	86.6
Long-term liabilities related to discontinued operations(2)	21.5	(2.5)	19.0
Shareholders' Equity:(1)
Accumulated deficit	(482.7)	10.3	(472.4)
(1) Adjustments are shown in debit/(credit) format for assets and (debit)/credit format for liabilities and shareholders' equity to match consolidated balance sheet presentation.
(2) Adjusted amounts related to current assets were previously adjusted in accounts receivable, net, amounts related to current liabilities were previously adjusted in accrued contract liabilities and short-term deferred revenue, and amounts related to long-term liabilities were previously adjusted in long-term deferred revenue. Amounts have been classified as discontinued operations due to the sale of the Lighting Products business unit subsequent to the adoption of ASC 606.
(3) As a result of ASC 606 adoption, deferred revenue was reclassified from other current liabilities to accrued contract liabilities in the consolidated balance sheets.
Note 5 – Joint Venture
Effective July 17, 2017, the Company entered into a Shareholders Agreement with San’an Optoelectronics Co., Ltd. (San’an) and Cree Venture LED Company Limited (Cree Venture LED) pursuant to which the Company and San’an funded their contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED. The Company contributed $5.1 million of cash for a 51% ownership interest and San’an contributed $4.9 million of cash for a 49% ownership interest. Cree Venture LED has a five-member board of directors, three of which were designated by the Company and two of which were designated by San’an. As a result of the Company's majority voting interest, the Company consolidates the operations of Cree Venture LED and reports its revenue and gross profit within the Company's LED Products segment. The Company classifies the 49% ownership interest held by San'an as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest increased by $0.0 million and $0.1 million for its share of net income from Cree Venture LED, for the fiscal years ending June 30, 2019 and June 24, 2018, respectively.
In connection with forming Cree Venture LED and entering into the Shareholders Agreement, Cree Venture LED and San’an also entered into a manufacturing agreement pursuant to which San'an supplies Cree Venture LED with mid-power LED products, and the Company and Cree Venture LED entered into a sales agency agreement pursuant to which the Company is the independent sales representative of Cree Venture LED in the exclusive markets, among certain other ancillary agreements related to the transaction. Cree Venture LED produces and delivers to market high performing, mid-power lighting class LEDs in an exclusive arrangement serving the expanding markets of North and South America, Europe and Japan, and serves China and the rest of the world on a non-exclusive basis. Cree Venture LED recorded its first sales to customers during the first quarter of fiscal 2018.
Note 6 – Acquisition
Infineon Radio Frequency Power Business
On March 6, 2018, the Company acquired certain assets of the Infineon Radio Frequency Power Business (RF Power), pursuant to an asset purchase agreement with Infineon in exchange for a base purchase price of $429.2 million, subject to certain adjustments. As part of the agreement, the Company paid $427.0 million of cash on the purchase date and agreed to purchase certain additional non-U.S. property and equipment related to the RF Power business from Infineon for approximately $2.2 million, which was completed during the fourth quarter of fiscal 2018. The acquisition allows the Company to expand its product portfolio into the wireless market.
The acquisition of the RF Power business from Infineon was accounted for as a business combination. The assets, liabilities and operating results of the RF Power business have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, the RF Power business's results from operations are reported as part of the Company's Wolfspeed segment.
The final purchase price allocation is as follows:

(in millions of U.S. Dollars)
Inventories	$22.5
Property and equipment	11.7
Other receivables	0.4
Intangible assets	149.0
Goodwill	249.0
Accrued expenses and liabilities	(3.4)
Net assets acquired	$429.2

The weighted average life of the acquired intangible assets is approximately 13.8 years. The components of the acquired intangible assets are as follows:

(in millions of U.S. Dollars, except year data)	Asset Amount	Estimated Life (in years)
Lease agreement	$1.0	10
Customer relationships	92.0	15
Developed technology	44.0	14
Non-compete agreements	12.0	4
Total identifiable intangible assets	$149.0

Goodwill acquired largely consists of the manufacturing and other synergies of the combined companies, and the value of the assembled workforce. For tax purposes, in accordance with Section 197 of the Internal Revenue Code of 1986, as amended (the IRC), $245.0 million of the acquired goodwill will be amortized over 15 years.
The results of the RF Power business reflected in the Company's consolidated statements of operations for the fiscal year ended June 24, 2018 from the date of acquisition (March 6, 2018) are as follows:

(in millions of U.S. Dollars)	Amount
Revenue	$29.0
Net loss from continuing operations	(11.7)

The Company incurred total transaction costs related to the acquisition of approximately $3.8 million. These costs were primarily included in operating expenses in the consolidated statements of operations in fiscal 2018.
Supplemental Pro Forma Financial Information
The following supplemental pro forma information presents the consolidated financial results as if the RF Power transaction had occurred at the beginning of fiscal 2017:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 24, 2018	June 25, 2017
Revenue	$990.3	$879.1
Net loss from continuing operations	(20.8)	(97.3)

Basic loss per share from continuing operations	($0.21)	($0.99)
Diluted loss per share from continuing operations	($0.21)	($0.99)

Note 7 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Billed trade receivables	$125.8	$128.9
Unbilled contract receivables	0.7	1.0
Royalties	2.8	—
	129.3	129.9
Allowance for sales returns, discounts and other incentives	—	(42.7)
Allowance for bad debts	(0.4)	(0.8)
Accounts receivable, net	$128.9	$86.4

Changes in the Company’s allowance for sales returns, discounts and other incentives were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Balance at beginning of period	$42.7	$36.7	$36.2
Current period claims	—	(145.0)	(153.6)
Provision for sales returns, discounts and other incentives	—	151.0	154.1
Reclassification to contract liabilities	(42.7)	—	—
Balance at end of period	$—	$42.7	$36.7

Changes in the Company’s allowance for bad debts were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Balance at beginning of period	$0.8	$1.6	$1.5
Current period provision change	(0.3)	0.4	0.1
Write-offs, net of recoveries	(0.1)	(1.2)	—
Balance at end of period	$0.4	$0.8	$1.6

Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Raw material	$42.4	$35.1
Work-in-progress	101.1	86.2
Finished goods	43.9	30.3
Inventories	$187.4	$151.6

Property and Equipment, net
Property and equipment, net consisted of the following:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Furniture and fixtures	$9.7	$11.9
Land and buildings	416.5	389.5
Machinery and equipment	1,110.3	1,140.6
Vehicles	0.9	0.9
Computer hardware/software	48.6	42.5
Leasehold improvements and other	4.2	5.5
Construction in progress	231.7	207.2
Property and equipment, gross	1,821.9	1,798.1
Accumulated depreciation	(1,196.7)	(1,209.0)
Property and equipment, net	$625.2	$589.1

Depreciation of property and equipment totaled $97.0 million, $94.8 million and $89.7 million for the years ended June 30, 2019, June 24, 2018 and June 25, 2017, respectively.
During the years ended June 30, 2019, June 24, 2018 and June 25, 2017, the Company recognized approximately $1.5 million, $6.3 million and $0.9 million, respectively, as losses on disposals or impairments of property and equipment. These charges are reflected in loss on disposal or impairment of other assets in the consolidated statements of operations.
Accrued property and equipment as of June 30, 2019, June 24, 2018 and June 25, 2017 was $21.3 million, $15.0 million and $10.2 million, respectively.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Accounts payable, trade	$90.7	$68.4
Accrued salaries and wages	70.9	41.9
Accrued expenses	34.0	32.8
Other	5.3	5.4
Accounts payable and accrued expenses	$200.9	$148.5

Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes consisted of the following:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Currency translation gain	$9.5	$5.1
Net unrealized loss on available-for-sale securities	—	(4.5)
Accumulated other comprehensive income, net of taxes	$9.5	$0.6

Other Operating Expense (Income)
The following table summarizes the components of other operating expense (income):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Factory optimization restructuring	$4.1	$—	$—
Severance and other restructuring	4.2	3.8	—
Total restructuring costs	8.3	3.8	—
Project and transaction costs	16.9	8.5	—
Executive severance	1.3	4.5	2.2
Factory optimization start up costs	1.5	—	—
Gain from termination of Wolfspeed transaction, net	—	—	(2.8)
Other operating expense (income)	$28.0	$16.8	($0.6)

In February 2017, the Company announced that an Asset Purchase Agreement (the APA) from July 2016 with Infineon Technologies AG (Infineon), in which Infineon agreed to purchase the assets comprising the Company's power and RF product lines and certain other assets and liabilities, would be terminated due to the inability to address the national safety concerns of, and obtain approval from, the Committee on Foreign Investment in the United States, one of the closing conditions under the APA. The Company received a termination fee of $12.5 million in cash from Infineon in March 2017. The Company recognized $9.7 million of expenses relating to the APA before the termination.
See Note 21, "Restructuring" for more details on the Company's restructuring costs.

Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Loss (gain) on sale of investments, net	$0.1	$0.1	($0.1)
Loss (gain) on equity investment	16.2	(7.1)	(7.5)
Interest expense (income), net	12.0	(1.8)	(3.7)
Foreign currency loss (gain), net	1.3	(1.8)	(2.3)
Other, net	(0.3)	0.2	0.6
Non-operating expense (income), net	$29.3	($10.4)	($13.0)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
The Company reclassified a net loss of $0.1 million and $0.1 million, and a net gain of $0.1 million, on available for sale securities out of accumulated other comprehensive (loss) income for the fiscal years ended June 30, 2019, June 24, 2018, and June 25, 2017, respectively. There was no tax impact for the fiscal years ended June 30, 2019, June 24, 2018, June 25, 2017, respectively, due to a full valuation allowance on U.S. operations. Amounts were reclassified to non-operating expense (income), net on the consolidated statements of operations.
Additionally, the Company reclassified $5.2 million of currency translation loss out of accumulated other comprehensive (loss) income for the fiscal year ended June 30, 2019 as a result of the sale of the Lighting Products business unit. Amounts were reclassified to net loss from discontinued operations on the consolidated statement of operations.
Note 8 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.
Short-term investments as of June 30, 2019 consist of the following:

	June 30, 2019
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$78.2	$0.4	($0.1)	$78.5
Corporate bonds	256.0	1.0	—	257.0
U.S. agency securities	25.6	—	—	25.6
U.S. treasury securities	92.4	0.1	—	92.5
U.S. certificates of deposit	22.4	—	—	22.4
Non-U.S. certificates of deposit	49.1	1.1	—	50.2
Commercial paper	7.8	—	—	7.8
Variable rate demand note	16.9	—	—	16.9
Total short-term investments	$548.4	$2.6	($0.1)	$550.9

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4.3	$—	$29.8	($0.1)	$34.1	($0.1)
Corporate bonds	41.8	—	14.7	—	56.5	—
U.S. agency securities	7.7	—	—	—	7.7	—
U.S. treasury securities	2.0	—	3.9	—	5.9	—
Total	$55.8	$—	$48.4	($0.1)	$104.2	($0.1)
Number of securities with an unrealized loss		46		47		93

Short-term investments as of June 24, 2018 consist of the following:

	June 24, 2018
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$110.2	—	($0.9)	$109.3
Corporate bonds	77.9	—	(1.1)	76.8
U.S. agency securities	3.9	—	—	3.9
U.S. certificates of deposit	0.5	—	—	0.5
Non-U.S. certificates of deposit	77.7	—	—	77.7
Total short-term investments	$270.2	—	($2.0)	$268.2

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 24, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$97.5	($0.9)	$3.6	$—	$101.1	($0.9)
Corporate bonds	61.5	(1.1)	1.5	—	63.0	(1.1)
U.S. agency securities	3.9	—	—	—	3.9	—
Total	$162.9	($2.0)	$5.1	$—	$168.0	($2.0)
Number of securities with an unrealized loss		151		6		157

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized losses on the sale of investments for the fiscal year ended June 30, 2019 of $0.1 million were included in non-operating expense (income), net in the consolidated statements of operations and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of June 30, 2019 and June 24, 2018.

The contractual maturities of short-term investments at June 30, 2019 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$22.0	$56.5	$—	$—	$78.5
Corporate bonds	149.6	107.4	—	—	257.0
U.S. agency securities	17.1	8.5	—	—	25.6
U.S. treasury securities	92.5	—	—	—	92.5
U.S. certificates of deposit	22.4	—	—	—	22.4
Non-U.S. certificates of deposit	50.2	—	—	—	50.2
Commercial paper	7.8	—	—	—	7.8
Variable rate demand note	—	5.0	—	11.9	16.9
Total short-term investments	$361.6	$177.4	$—	$11.9	$550.9

Note 9 – Fair Value of Financial Instruments
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of June 30, 2019, financial assets utilizing Level 1 inputs included money market funds, U.S. treasury securities and U.S. agency securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 30, 2019. There were no transfers between Level 1 and Level 2 during the year ended June 30, 2019.

Financial instruments carried at fair value were as follows:

	June 30, 2019				June 24, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$95.0	$—	$—	$95.0	$42.9	$—	$—	$42.9
Corporate bonds	—	15.0	—	15.0	—	—	—	—
U.S. agency securities	—	18.8	—	18.8	—	—	—	—
U.S. treasury securities	2.5	—	—	2.5	—	—	—	—
Non-U.S. certificates of deposit	—	105.8	—	105.8	—	34.6	—	34.6
Commercial paper	—	1.0	—	1.0	—	0.3	—	0.3
Total cash equivalents	97.5	140.6	—	238.1	42.9	34.9	—	77.8
Short-term investments:
Municipal bonds	—	78.5	—	78.5	—	109.3	—	109.3
Corporate bonds	—	257.0	—	257.0	—	76.8	—	76.8
U.S. agency securities	—	25.6	—	25.6	3.9	—	—	3.9
U.S. treasury securities	92.5	—	—	92.5	—	—	—	—
U.S. certificates of deposit	—	22.4	—	22.4	—	0.5	—	0.5
Non-U.S. certificates of deposit	—	50.2	—	50.2	—	77.7	—	77.7
Commercial paper	—	7.8	—	7.8	—	—	—	—
Variable rate demand note	—	16.9	—	16.9	—	—	—	—
Total short-term investments	92.5	458.4	—	550.9	3.9	264.3	—	268.2
Other long-term investments:
Common stock of non-U.S. corporations	—	39.5	—	39.5	—	57.5	—	57.5
Total assets	$190.0	$638.5	$—	$828.5	$46.8	$356.7	$—	$403.5

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company’s reporting units for goodwill impairment testing are:

•	Wolfspeed

•	LED Products
As of the first day of the fourth quarter of fiscal 2019, the Company performed a qualitative impairment test for the Wolfspeed segment and concluded that it is more likely than not that the fair value of Wolfspeed exceeds its carrying amount and a quantitative impairment test was not required. The Company performed a quantitative impairment test for the LED Products segment and concluded that there was no impairment.
The Company derived each reporting unit's fair value through a combination of the market approach (guideline transaction method and guideline public company method) and the income approach (a discounted cash flow analysis). The Company utilized a discount rate from the capital asset pricing model for the discounted cash flow analysis. Once the reporting unit fair values were calculated, the Company reconciled the reporting units' relative fair values to the Company's market capitalization as of the testing date.

Goodwill by reporting unit as of June 30, 2019 and June 24, 2018 was as follows:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Wolfspeed	$349.7	$349.7
LED Products	180.3	$180.3
Consolidated total	$530.0	$530.0

Intangible Assets
Intangible assets, net included the following:

	June 30, 2019			June 24, 2018
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$147.8	($63.8)	$84.0	$147.8	($56.6)	$91.2
Developed technology	75.9	(24.5)	51.4	75.9	(19.0)	56.9
Non-compete agreements	12.2	(4.1)	8.1	12.2	(1.1)	11.1
Trade names	0.5	(0.5)	—	0.5	(0.5)	—
Patent and licensing rights	120.4	(66.0)	54.4	119.2	(62.6)	56.6
Total intangible assets	$356.8	($158.9)	$197.9	$355.6	($139.8)	$215.8

Total amortization of intangible assets was $25.4 million, $16.8 million and $13.6 million for the years ended June 30, 2019, June 24, 2018 and June 25, 2017, respectively.
The Company invested $8.0 million, $5.6 million and $7.7 million for the years ended June 30, 2019, June 24, 2018 and June 25, 2017, respectively, for patent and licensing rights. For the fiscal years ended June 30, 2019, June 24, 2018 and June 25, 2017, the Company recognized $1.0 million, $0.6 million and $0.8 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of intangible assets is estimated to be as follows:

Fiscal Year Ending	(in millions of U.S. Dollars)
June 28, 2020	$20.7
June 27, 2021	20.4
June 26, 2022	19.0
June 25, 2023	16.1
June 30, 2024	15.2
Thereafter	106.5
Total future amortization expense	$197.9

Note 11 – Long-term Debt
Revolving Line of Credit
As of June 30, 2019, the Company had a $500.0 million secured revolving line of credit under which the Company can borrow, repay and reborrow funds from time to time prior to its scheduled maturity date of January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. As of June 30, 2019, the Company had $0.0 million outstanding under the Credit Agreement, $500.0 million in available commitments under the Credit Agreement and $324.2 million available for borrowing. For the year ended June 30, 2019, the average interest rate under the Credit Agreement was 2.26%. The average commitment fee percentage for the Credit Agreement was 0.19% for the year ended June 30, 2019.

For the year ended June 24, 2018, the average interest rate under the Credit Agreement was 2.47%. The average commitment fee percentage for the Credit Agreement was 0.11% for the year ended June 24, 2018.
The Company was in compliance with all covenants in the Credit Agreement at June 30, 2019.
Convertible Notes
On August 24, 2018, the Company sold $500.0 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and an additional $75 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the Notes). The total net proceeds from the debt offerings was approximately $562.1 million.
The conversion rate will initially be 16.6745 shares of common stock per one thousand dollars in principal amount of Notes (equivalent to an initial conversion price of approximately $59.97 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event, or who elects to convert any Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the Notes prior to September 1, 2021. The Company may redeem for cash all or any portion of the Notes, at its option, on a redemption date occurring on or after September 1, 2021 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their Notes at a fundamental repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2023 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
In accounting for the issuance of the convertible senior notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability of the equity component representing the conversion option was $110.6 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount), along with related issuance fees are amortized to interest expense over the term of the Notes at an effective interest rate of 0.49%.
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	June 30, 2019
Principal	$575.0
Unamortized discount and issuance costs	(105.9)
Net carrying amount	$469.1
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	June 30, 2019
Discount related to value of conversion options	$113.3
Debt issuance costs	(2.7)
Net carrying amount	$110.6

The interest expense recognized related to the Notes is as follows:

(in millions of U.S. Dollars)	June 30, 2019
Interest expense	$4.3
Amortization of discount and issuance costs	18.3
Total interest expense	$22.6

There was no liability or equity carrying amounts relating to the Notes as of June 24, 2018 and no interest expense relating to the Notes was recognized for the fiscal years ended June 24, 2018 and June 25, 2017.
The estimated fair value of the convertible notes is $664.4 million, as determined by a Level 2 valuation as of June 30, 2019.
Note 12 – Shareholders’ Equity
On June 14, 2017, the Board of Directors approved the Company's fiscal 2018 stock repurchase program, authorizing the Company to repurchase shares of its common stock having an aggregate purchase price not exceeding $200.0 million for all purchases from June 26, 2017 through the expiration of the program on June 24, 2018. There were no shares repurchased under the stock repurchase program in fiscal 2018, and the Board of Directors did not approve a stock repurchase program for fiscal 2019.
On August 24, 2016, the Board of Directors approved the Company's fiscal 2017 stock repurchase program, authorizing the Company to repurchase shares of its common stock having an aggregate purchase price not exceeding $300.0 million for all purchases from August 24, 2016 through the expiration of the program on June 25, 2017.
The repurchase program could be implemented through open market or privately negotiated transactions at the discretion of the Company’s management. From the inception of the predecessor stock repurchase program in January 2001 through June 30, 2019, the Company has repurchased 38.7 million shares of its common stock at an average price of $28.66 per share with an aggregate value of $1.1 billion.
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
At June 30, 2019, the Company had reserved a total of approximately 12.9 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	2,418
For vesting of outstanding stock units	3,081
For future equity awards under 2013 Long-Term Incentive Compensation Plan	6,014
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	52
For future issuance to employees under the 2005 Employee Stock Purchase Plan	1,384
Total common shares reserved	12,949

Note 13 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 30, 2019	June 24, 2018	June 25, 2017
Net loss from continuing operations	$(57.9)	$(16.4)	$(88.1)
Net income attributable to noncontrolling interest	—	0.1	—
Loss from continuing operations attributable to controlling interest	(57.9)	(16.5)	(88.1)
Net loss from discontinued operations	(317.2)	(263.5)	(10.0)
Net loss attributable to controlling interest	(375.1)	(280.0)	(98.1)

Weighted average number of common shares - basic and diluted (in thousands)	103,576	99,530	98,487

Loss per share - basic:
Continuing operations attributable to controlling interest	$(0.56)	$(0.17)	$(0.89)
Discontinued operations	$(3.06)	$(2.65)	$(0.10)

Loss per share - diluted:
Continuing operations attributable to controlling interest	$(0.56)	$(0.17)	$(0.89)
Discontinued operations	$(3.06)	$(2.65)	$(0.10)

For the fiscal years ended June 30, 2019, June 24, 2018 and June 25, 2017, 1.4 million, 4.1 million and 11.4 million of dilutive shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Note 14 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 30, 2019, there were 15.8 million shares authorized for issuance under the plan and 6.0 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.
The Company’s stock-based awards can be either service-based or performance-based.  Performance-based conditions are generally tied to future financial and/or operating performance of the Company and/or external based market metrics. The compensation expense with respect to performance-based grants is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period, and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. As with non-performance based awards, compensation expense is recognized over the vesting period. The vesting period runs from the date of grant to the expected date that the performance objective is likely to be achieved. For performance awards with market conditions, the Company estimates the grant date fair using the Monte Carlo valuation model and expenses the awards over the vesting period regardless of whether the market condition is ultimately satisfied.

The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 30, 2019, there were 7.0 million shares authorized for issuance under the ESPP, as amended, with 1.4 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity as of June 30, 2019 and changes during the fiscal year then ended (shares in thousands):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (in millions of U.S. Dollars)
Outstanding at June 24, 2018	6,287	$39.58
Granted	—	—
Exercised	(3,605)	38.85
Forfeited or expired	(264)	47.44
Outstanding at June 30, 2019	2,418	39.81	2.2	$40.1

Vested and expected to vest at June 30, 2019	2,416	39.82	2.2	$40.0
Exercisable at June 30, 2019	2,129	41.89	1.9	$30.9

The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 28, 2019 (the last trading day of fiscal 2019) of $56.18 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 30, 2019. As of June 30, 2019, there was $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.21 years.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2019 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $30.92	1,015	3.1	$25.23	726	$25.54
$30.93 to $43.94	34	1.6	36.45	34	36.45
$43.95 to $45.13	618	2.0	45.13	618	45.13
$45.14 to $54.26	21	1.2	48.50	21	48.50
$54.27 to $75.55	730	1.0	55.49	730	55.49
Total	2,418			2,129

Other information pertaining to the Company’s stock option awards is as follows:

	Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Weighted average grant date fair value per share of options	$—	$8.02	$8.20
Total intrinsic value of options exercised (in millions of U.S. Dollars)	$63.3	$24.3	$0.3

Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of June 30, 2019 and changes during the year then ended is as follows (shares in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 24, 2018	3,689	$27.53
Granted	1,374	47.51
Vested	(1,297)	28.89
Forfeited	(685)	31.98
Nonvested at June 30, 2019	3,081	$34.99

As of June 30, 2019, there was $66.8 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.14 years.
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Cost of revenue, net	$8.8	$6.5	$7.8
Research and development	7.7	6.8	7.5
Sales, general and administrative	33.1	24.6	20.0
Total stock-based compensation expense	$49.6	$37.9	$35.3

The Black-Scholes and Monte Carlo option pricing models require the input of highly subjective assumptions. The assumptions listed below represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, recorded share-based compensation expense could have been materially different from that depicted above.
The range of assumptions used to value stock issued under the ESPP were as follows:

Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Risk-free interest rate	2.39 - 2.67%	0.89 - 2.26%	.41 - 1.02%
Expected life, in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	34.5 - 39.6%	34.5 - 40.2%	37.9 - 42.4%
Dividend yield	—	—	—
The weighted average assumptions used to value stock option grants were as follows:

	Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Risk-free interest rate	N/A	1.75%	1.06%
Expected life, in years	N/A	4.00	3.80
Volatility	N/A	38.6%	42.4%
Dividend yield	N/A	—	—

The range of assumptions used for issued performance units were as follows:

	Fiscal Years Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Risk-free interest rate	2.68%	1.44 - 1.59%	N/A
Expected life, in years	3.0	2.8 - 3.0	N/A
Average volatility of peer companies	46.82%	46.37%	N/A
Average correlation coefficient of peer companies	0.34	0.34	N/A
Dividend yield	—	—	N/A

The following describes each of these assumptions and the Company’s methodology for determining each assumption:
Risk-Free Interest Rate
The Company estimates the risk-free interest rate using the U.S. Treasury bill rate with a remaining term equal to the expected life of the award.
Expected Life
The expected life represents the period the awards are expected to be outstanding. In determining the appropriate expected life of its stock options, the Company segregates its grantees into categories based upon employee levels that are expected to be indicative of similar option-related behavior. The expected useful lives for each of these categories are then estimated giving consideration to (1) the weighted average vesting periods, (2) the contractual lives of the stock options, (3) the relationship between the exercise price and the fair market value of the Company’s common stock, (4) expected employee turnover, (5) the expected future volatility of the Company’s common stock, and (6) past and expected exercise behavior, among other factors.
Expected Volatility
The Company estimates expected volatility for the options and ESPP awards giving consideration to the expected life of the respective award, the Company’s current expected growth rate, implied volatility in traded options for its common stock, and the historical volatility of its common stock. For purposes of estimating volatility for use in the Monte Carlo model for the market-based awards, the Company utilizes historical volatilities of Cree and the members of the defined peer group.

Expected Dividend Yield
The Company estimates the expected dividend yield by giving consideration to its current dividend policies as well as those anticipated in the future considering the Company’s current plans and projections.
Correlation Coefficient
The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and are used to model the way in which each entity tends to move in relation to its peers.
Note 15 – Income Taxes
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (the Tax Legislation) enacted on December 22, 2017. SAB 118 allowed for a measurement period, not to extend beyond one year from the Tax Legislation date of enactment, for companies to complete the accounting under ASC 740 - Income Taxes. The SAB 118 measurement period concluded during the six months ended December 30, 2018, and consistent with the guidance provided in SAB 118, the Company has completed the accounting for the income tax effects of the Tax Legislation.
The following were the components of loss before income taxes:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Domestic	($69.4)	($50.4)	($42.5)
Foreign	24.2	32.8	35.4
Loss before income taxes	($45.2)	($17.6)	($7.1)

The following were the components of income tax expense (benefit):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Current:
Federal	$2.4	$36.0	$9.0
Foreign	10.1	4.5	6.0
State	0.3	1.1	0.5
Total current	12.8	41.6	15.5
Deferred:
Federal	(1.9)	(45.8)	59.4
Foreign	2.0	6.1	0.4
State	(0.2)	(3.1)	5.7
Total deferred	(0.1)	(42.8)	65.5
Income tax expense (benefit)	$12.7	($1.2)	$81.0

Actual income tax expense (benefit) differed from the amount computed by applying each period's U.S. federal statutory tax rate to pre-tax earnings as a result of the following:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	% of Loss	June 24, 2018	% of Loss	June 25, 2017	% of Loss
Federal income tax provision at statutory rate	($9.5)	21%	($5.0)	28%	($2.5)	35%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(1.4)	3%	(3.4)	19%	0.5	(7)%
Tax exempt interest	(0.4)	1%	(1.2)	7%	(1.2)	17%
48C investment tax credit	—	—%	(1.6)	9%	(3.8)	54%
Increase (decrease) in tax reserve	0.5	(1)%	0.1	(1)%	(3.3)	46%
Research and development credits	(3.9)	9%	(1.7)	10%	(1.3)	18%
Foreign tax credit	(0.5)	1%	(39.4)	224%	(0.2)	3%
Increase in valuation allowance	8.2	(18)%	(24.5)	139%	93.3	(1,314)%
Stock-based compensation	—	—%	9.0	(51)%	1.2	(17)%
Statutory rate differences	1.9	(4)%	(2.0)	11%	(5.0)	70%
Foreign earnings taxed in U.S.	0.9	(2)%	52.1	(296)%	0.6	(8)%
Foreign currency fluctuations	0.7	(2)%	(1.3)	7%	0.8	(11)%
Other foreign adjustments	(0.1)	0%	(0.4)	2%	1.3	(18)%
Net operating loss carryback	—	—%	(0.1)	1%	0.5	(7)%
Provision to return adjustments	11.8	(26)%	—	—%	0.2	(3)%
Tax on distributable foreign earnings	1.0	(2)%	5.4	(31)%	—	—%
Impact of rate changes	2.7	(6)%	11.2	(64)%	—	—%
Expiration of state credits	1.2	(3)%	1.3	(7)%	—	—%
Other	(0.4)	1%	0.3	(2)%	(0.1)	1%
Income tax expense (benefit)	$12.7	(28)%	($1.2)	7%	$81.0	(1,141)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Deferred tax assets:
Compensation	$9.6	$3.3
Inventories	14.6	16.7
Sales return reserve and allowance for bad debts	3.2	6.6
Warranty reserve	0.3	8.2
Federal and state net operating loss carryforwards	137.1	10.1
Federal credits	20.0	49.1
State credits	2.9	3.5
48C investment tax credits	25.9	28.0
Investments	—	0.7
Stock-based compensation	11.3	21.3
Deferred revenue	22.6	2.6
Other	4.3	1.6
Total gross deferred assets	251.8	151.7
Less valuation allowance	(185.2)	(127.4)
Deferred tax assets, net	66.6	24.3

Deferred tax liabilities:
Property and equipment	(20.1)	(15.1)
Intangible assets	(16.9)	(2.3)
Investments	(0.9)	(0.9)
Foreign earnings recapture	(2.0)	(1.9)
Taxes on unremitted foreign earnings	(2.4)	(1.4)
Convertible notes	(20.7)	—
Total gross deferred liability	(63.0)	(21.6)
Deferred tax asset, net	$3.6	$2.7

The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Balance at June 30, 2019
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	$—
Foreign income taxes	5.6	(2.0)
Total	$5.6	($2.0)

	Balance at June 24, 2018
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($2.1)
Foreign income taxes	5.8	(1.0)
Total	$5.8	($3.1)

The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets as of June 30, 2019. While the Company has concluded that a full U.S. valuation allowance is appropriate as of June 30, 2019, as a result of improving Company performance and future U.S. projected income, it is reasonably possible that the assessment of the realizability of the U.S. deferred tax assets could change within the next twelve months resulting in a full or partial release of the U.S. valuation allowance. As of June 24, 2018, the U.S. valuation allowance was $122.2 million. For the fiscal year ended June 30, 2019, the Company increased the U.S. valuation allowance by $55.4 million due to the deferred tax impact of the sale of the Lighting Products business unit including the sale of Cree Canada Corp. and Cree Europe S.r.l, offset by the deferred tax impact of the Notes issuance and the impact of the IRC Section 965(n) election related to the accounting of the Tax Legislation. As of June 24, 2018, the Luxembourg valuation allowance was $5.2 million. For the fiscal year ended June 30, 2019, the Company increased this valuation allowance by $2.4 million due to year-to-date income in Luxembourg.
As of June 30, 2019, the Company had approximately $34.6 million of foreign net operating loss carryovers, of which $30.3 million are offset by a valuation allowance. Of the Company's foreign net operating loss carryovers, $24.0 million have no carry forward limitation and the remaining $10.6 million will begin to expire in fiscal 2035. As of June 30, 2019, the Company had approximately $567.3 million of federal net operating loss carryovers and $216.6 million of state net operating loss carryovers which are fully offset by a valuation allowance. Additionally, the Company had $46.4 million of federal and $3.7 million of state income tax credit carryforwards which are fully offset by a valuation allowance. The state net operating loss carryovers will begin to expire in fiscal 2020. The federal and state income tax credit carryforwards will begin to expire in fiscal 2033 and fiscal 2020, respectively.
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
As of June 24, 2018 the Company’s liability for unrecognized tax benefits was $8.6 million. During the fiscal year ended June 30, 2019, the Company recognized a $0.4 million decrease to the liability for unrecognized tax benefits resulting from a $0.5 million increase related to intercompany transactions recently challenged by the German tax authority, offset by a $0.9 million decrease due to statue expiration. As a result, the total liability for unrecognized tax benefits as of June 30, 2019 was $8.2 million. If any portion of this $8.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $1.0 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Balance at beginning of period	$8.6	$13.3	$17.7
Decrease related to current year change in law	—	(4.7)	—
Increases related to prior year tax positions	0.5	0.6	—
Decreases related to prior year tax positions	—	(0.1)	(0.1)
Settlements with tax authorities	—	(0.1)	(0.6)
Expiration of statute of limitations for assessment of taxes	(0.9)	(0.4)	(3.7)
Balance at end of period	$8.2	$8.6	$13.3

The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations totaled less than $0.1 million for the fiscal years ending June 30, 2019, June 24, 2018, and June 25, 2017. The Company accrued less than $0.1 million for interest and penalties relating to unrecognized tax benefits in the consolidated balance sheets as of June 30, 2019 and June 24, 2018.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2016. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2015. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2009. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.

The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 30, 2019, the Company has approximately $129.9 million of undistributed earnings for certain non-U.S. subsidiaries. The Company has determined that $125.5 million of the $129.9 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. The Company accrued a deferred tax liability of $2.4 million for foreign income taxes expected to be withheld upon repatriation of the $125.5 million foreign earnings. As of June 30, 2019, the Company has not provided income taxes on the remaining undistributed foreign earnings of $4.4 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the United States, the Company would be required to pay approximately $0.2 million in taxes on these amounts.
Note 16 – Commitments and Contingencies
Warranties
Changes in the Company’s product warranty liabilities are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017
Balance at beginning of period	$1.8	$1.6	$0.1
Warranties accrued in current period	0.5	0.3	1.6
Expenditures	(1.0)	(0.1)	(0.1)
Balance at end of period	$1.3	$1.8	$1.6

Product warranties are estimated and recognized at the time the Company recognizes revenue. The warranty periods range from 90 days to 5.5 years. The Company accrues warranty liabilities at the time of sale, based on historical and projected incident rates and expected future warranty costs. The Company accrues estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product when they are deemed probable and reasonably estimable. The warranty reserves are evaluated quarterly based on various factors including historical warranty claims, assumptions about the frequency of warranty claims, and assumptions about the frequency of product failures derived from quality testing, field monitoring and the Company’s reliability estimates. As of June 30, 2019, $0.4 million of the Company’s product warranty liabilities were classified as long-term.
Lease Commitments
The Company primarily leases manufacturing, office, housing and warehousing space under the terms of non-cancelable operating leases. These leases expire at various times through May 2024. The Company recognizes net rent expense on a straight-line basis over the life of the lease. Rent expense associated with these operating leases totaled approximately $4.6 million, $3.9 million and $2.9 million for each of the fiscal years ended June 30, 2019, June 24, 2018 and June 25, 2017, respectively. Certain agreements require that the Company pay property taxes and general property maintenance in addition to the minimum rental payments.

Future minimum rental payments for leases as of June 30, 2019 are estimated as follows (in millions of U.S. Dollars):

Fiscal Years Ending	Minimum Rental Amount
June 28, 2020	$4.1
June 27, 2021	2.3
June 26, 2022	1.2
June 25, 2023	0.7
June 30, 2024	—
Thereafter	—
Total future minimum rental payments	$8.3

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
Note 17 - Reportable Segments
Reportable segments are components of the Company that the Chief Operating Decision Maker (CODM) regularly reviews when allocating resources and assessing performance. The Company’s CODM reviews segment performance and allocates resources based upon segment revenue and segment gross profit. The Company's identified CODM is the Chief Executive Officer.
The Company’s operating and reportable segments are:

•	Wolfspeed

•	LED Products
The Wolfspeed segment includes SiC materials, power devices and RF devices and the LED Products segment includes LED chips and LED components.
Financial Results by Reportable Segment
The table below reflects the results of the Company’s reportable segments as reviewed by the CODM for fiscal 2019, 2018 and 2017. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
The Company’s CODM does not review inter-segment transactions when evaluating segment performance and allocating resources to each segment, and inter-segment transactions are not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company’s consolidated revenue.
The Company’s CODM reviews gross profit as the lowest and only level of segment profit. As such, all items below gross profit in the consolidated statements of operations must be included to reconcile the consolidated gross profit presented in the table below to the Company’s consolidated loss before income taxes.
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
The cost of goods sold (COGS) acquisition related costs adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of acquisition, and other RF Power acquisition costs, impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2018 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by the Company's CODM when evaluating segment performance and allocating resources.
Revenue, gross profit and gross margin for each of the Company's segments were as follows:

	Revenue			Gross Profit and Gross Margin
	Year Ended			Year Ended
(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018	June 25, 2017	June 30, 2019	June 24, 2018	June 25, 2017
Wolfspeed	$538.2	$328.6	$221.2	$258.7	$158.5	$103.5
Wolfspeed gross margin				48%	48%	47%
LED Products	541.8	596.3	550.3	150.0	157.9	151.7
LED Products gross margin				28%	26%	28%
Total segment reporting	$1,080.0	$924.9	$771.5	408.7	316.4	255.2
Unallocated costs				(17.7)	(9.0)	(11.2)
COGS acquisition related costs				—	(5.4)	—
Consolidated gross profit				$391.0	$302.0	$244.0
Consolidated gross margin				36%	33%	32%

Assets by Reportable Segment
Inventories are the only assets reviewed by the Company’s CODM when evaluating segment performance and allocating resources to the segments. The CODM reviews all of the Company's assets other than inventories on a consolidated basis. The following table sets forth the Company’s inventories by reportable segment for the fiscal years ended June 30, 2019 and June 24, 2018.
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

Inventories for each of the Company's segments were as follows:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
Wolfspeed	$81.6	$47.2
LED Products	99.2	100.5
Total segment inventories	180.8	147.7
Unallocated inventories	6.6	3.9
Consolidated inventories	$187.4	$151.6

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	For the Years Ended
	June 30, 2019		June 24, 2018		June 25, 2017
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$261.4	24%	$220.2	24%	$200.8	26%
China	367.2	34%	390.5	42%	327.1	42%
Europe	255.0	24%	167.4	18%	119.6	16%
Other	196.4	18%	146.8	16%	124.0	16%
Total	$1,080.0		$924.9		$771.5

The Company’s tangible long-lived assets by country is as follows:

(in millions of U.S. Dollars)	June 30, 2019	June 24, 2018
United States	$558.6	$508.3
China	61.8	76.1
Other	4.8	4.7
Total	$625.2	$589.1

Note 18 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, and accounts receivable. Short-term investments consist primarily of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors and others worldwide and generally requires no collateral.
Revenue from Arrow Electronics, Inc. represented 19%, 21% and 24% of revenue for the fiscal years ended June 30, 2019, June 24, 2018 and June 25, 2017, respectively. Arrow Electronics, Inc. is a customer of the LED Products and Wolfspeed segments.
No customers individually accounted for more than 10% of the consolidated accounts receivable balance as of June 30, 2019. As of June 24, 2018, Arrow Electronics, Inc. and Allied Group Limited accounted for 14% and 14% of the accounts receivable balance, respectively. No other customers individually accounted for more than 10% of the consolidated accounts receivable balance as of June 24, 2018.

Note 19 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the IRC. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 30, 2019, June 24, 2018 and June 25, 2017, the Company contributed approximately $7.9 million, $5.8 million and $4.9 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
Note 20 – Related Party Transactions
In July 2010, Mark Swoboda was appointed Chief Executive Officer of Intematix Corporation (Intematix) and subsequently resigned as Chief Executive Officer in 2017 when the company was sold. Mark Swoboda is the brother of the Company’s former Chairman, Chief Executive Officer and President, Charles M. Swoboda. For a number of years, the Company has purchased raw materials from Intematix pursuant to standard purchase orders in the ordinary course of business.
During fiscal 2018 and 2017, the Company purchased $3.3 million and $2.3 million of raw materials from Intematix, respectively. Due to the resignation of Mark Swoboda during fiscal 2018, Intematrix is no longer considered a related party as of June 24, 2018 and as such, the Company does not have any liabilities associated with a related party on its consolidated balance sheets.
Note 21 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In April 2018, the Company approved a corporate restructuring plan. The purpose is to restructure and realign the Company's cost base with the long-range business strategy that was announced in February 2018. The restructuring activity was completed in the second quarter of fiscal 2019.
The following table summarizes the charges incurred (in millions of U.S. Dollars):

Capacity and overhead cost reductions	Total estimated charges	Amounts incurred in fiscal 2018	Amounts incurred in fiscal 2019	Cumulative amounts incurred through fiscal year 2019
Loss on disposal or impairment of long-lived assets	$0.2	$0.2	$—	$0.2
Severance expense	4.2	3.5	0.7	4.2
Lease termination and facility consolidation costs	2.0	0.1	1.9	2.0
Total restructuring charges	$6.4	$3.8	$2.6	$6.4

An additional $3.6 million in previously reported estimated and incurred restructuring charges related to this plan were classified as discontinued operations due to the sale of the Lighting Products business unit.
Factory Optimization Restructuring
In May 2019, the Company started a significant, multi-year factory optimization plan anchored by a state-of-the-art, automated 200mm capable SiC and GaN fabrication facility and a large materials factory at its U.S. campus headquarters in Durham, North Carolina. As part of the plan, the Company will incur restructuring charges associated with the movement of equipment as well as disposals and impairments on certain long-lived assets.
The following table summarizes the charges incurred (in millions of U.S Dollars):

Factory optimization costs	Amounts incurred in fiscal 2019	Cumulative amounts incurred through fiscal year 2019
Loss on disposal or impairment of long-lived assets	$2.3	$2.3
Facility consolidation costs	1.8	1.8
Total restructuring charges	$4.1	$4.1

The Company expects $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024.
Sales Restructuring
In June 2019, the Company approved and implemented a sales restructuring plan to restructure and realign the Company's geographical sales team with the skills and experience needed to execute on the Company's business objectives. The Company recorded $1.6 million in restructuring expense relating to this plan in the fourth quarter of fiscal 2019. No additional restructuring expense relating to this plan is expected.

Note 22 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 30, 2019 and June 24, 2018:

(in millions of U.S. Dollars, except share data)	September 23, 2018	December 30, 2018	March 31, 2019	June 30, 2019	Fiscal Year 2019
Revenue, net	$274.2	$280.5	$274.1	$251.2	$1,080.0
Cost of revenue, net	175.9	177.0	173.6	162.5	689.0
Gross profit	98.3	103.5	100.5	88.7	391.0
Net loss from continuing operations	(0.8)	(0.2)	(22.3)	(34.6)	(57.9)
Net loss from discontinued operations	(10.3)	(2.3)	(205.4)	(99.2)	(317.2)
Net loss	(11.1)	(2.5)	(227.7)	(133.8)	(375.1)
Net income (loss) attributable to noncontrolling interest	—	—	0.1	(0.1)	—
Net loss attributable to controlling interest	(11.1)	(2.5)	(227.8)	(133.7)	(375.1)
Basic loss per share:
Continuing operations attributable to controlling interest	($0.01)	$—	($0.22)	($0.33)	($0.56)
Net loss attributable to controlling interest	($0.11)	($0.02)	($2.20)	($1.26)	($3.62)

Diluted loss per share:
Continuing operations attributable to controlling interest	($0.01)	$—	($0.22)	($0.33)	($0.56)
Net loss attributable to controlling interest	($0.11)	($0.02)	($2.20)	($1.26)	($3.62)

(in millions of U.S. Dollars, except share data)	September 24, 2017	December 24, 2017	March 25, 2018	June 24, 2018	Fiscal Year 2018
Revenue, net	$210.7	$223.2	$225.2	$265.8	$924.9
Cost of revenue, net	141.7	152.9	150.1	178.2	622.9
Gross profit	69.0	70.3	75.1	87.6	302.0
Net (loss) income from continuing operations	(9.6)	32.0	(9.9)	(28.9)	(16.4)
Net loss from discontinued operations	(10.4)	(18.3)	(230.4)	(4.4)	(263.5)
Net (loss) income	(20.0)	13.7	(240.3)	(33.3)	(279.9)
Net income attributable to noncontrolling interest	—	—	0.1	—	0.1
Net (loss) income attributable to controlling interest	(20.0)	13.7	(240.4)	(33.3)	(280.0)
Basic (loss) earnings per share:
Continuing operations attributable to controlling interest	($0.10)	$0.32	($0.10)	($0.29)	($0.17)
Net (loss) income attributable to controlling interest	($0.20)	$0.14	($2.40)	($0.33)	($2.81)

Diluted (loss) earnings per share:
Continuing operations attributable to controlling interest	($0.10)	$0.32	($0.10)	($0.29)	($0.17)
Net (loss) income attributable to controlling interest	($0.20)	$0.14	($2.40)	($0.33)	($2.81)

The Company will revise the Unaudited Consolidated Statements of Cash Flows for the year to date periods ended September 23, 2018, December 30, 2018 and March 31, 2019 to correct the presentation of tax withholding for stock option exercises within the Company's future fiscal 2020 unaudited interim consolidated financial statements on Form 10-Q. The revisions will result in an increase to net cash provided by operating activities of $10.8 million, $11.9 million, and $12.4 million, and a decrease to net cash provided by (used in) financing activities by the same amounts for the year to date periods ended September 23, 2018, December

30, 2018 and March 31, 2019, respectively. The Company concluded these errors were not material individually or in the aggregate to any of the periods impacted.
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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 30, 2019.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.

Item 9B. Other Information
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2019.
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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc., as amended		8-K	2.1	5/16/2019
3.1	Articles of Incorporation, as amended		10-K	3.1	8/19/2002
3.2	Bylaws, as amended and restated		8-K	3.1	1/28/2015
4.1	Specimen Common Stock Certificate		10-Q	4.1	1/24/2018
4.2	Indenture, dated as of August 24, 2018, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	8/24/2018
4.3	Form of Global 0.875% Convertible Senior Note due 2023 (included in Exhibit 4.2)		8-K	4.2	8/24/2018
4.4	Description of the Registered Securities	X
10.1*	2004 Long-Term Incentive Compensation Plan, as amended ("2004 LTIP")		8-K	10.1	10/25/2012
10.2*	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors under the 2004 LTIP		10-Q	10.3	10/17/2012
10.3*	Form of Nonqualified Stock Option Agreement under the 2004 LTIP		10-Q	10.4	10/17/2012
10.4*	2013 Long-Term Incentive Compensation Plan, as amended ("2013 LTIP")		8-K	10.1	10/28/2016
10.5*	Form of Nonqualified Stock Option Award Agreement under the 2013 LTIP		10-Q	10.4	1/22/2014
10.6*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP		10-Q	10.5	1/22/2014
10.7*	Form of Master Performance Unit Award Agreement under the 2013 LTIP		8-K	10.4	8/29/2014
10.8*	Form of Performance Share Award Agreement - Section 16 Officer under the 2013 LTIP		10-Q	10.6	10/21/2015
10.9*	Form of Stock Unit Award Agreement (Performance-Based) for Gregg A. Lowe, dated September 27, 2017, under the 2013 LTIP		8-K	10.3	9/28/2017
10.10*	Form of Stock Unit Award Agreement (Performance-Based) under the 2013 LTIP		10-K	10.41	8/20/2018
10.11*	Form of Stock Unit Award Agreement (Time-Based) under the 2013 LTIP		10-K	10.42	8/20/2018
10.12*	Notice of Grant to Gregg A. Lowe, dated September 1, 2018, under the 2013 LTIP		8-K	10.1	8/24/2018
10.13*	Notice of Grant to Neill P. Reynolds, dated September 1, 2018, under the 2013 LTIP		8-K	10.2	8/24/2018
10.14*	Notice of Grant to David T. Emerson, dated September 1, 2018, under the 2013 LTIP		8-K	10.3	8/24/2018
10.15*	2005 Employee Stock Purchase Plan, as amended		8-K	10.1	10/24/2017
10.16*	Change of Control Agreement for Chief Executive Officer between Cree, Inc. and Gregg A. Lowe, dated September 22, 2017		8-K	10.1	9/28/2017

10.17*	First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018		8-K	10.3	5/4/2018
10.18*	Cree Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, effective as of April 30, 2018		8-K	10.1	5/4/2018
10.19*	Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team		8-K	10.2	5/4/2018
10.20*	Separation, General Release and Consulting Agreement, dated June 7, 2018, between Cree, Inc. and Michael E. McDevitt		8-K	10.1	6/7/2018
10.21*	Schedule of Compensation of Non-Employee Directors		10-K/A	10.29	8/21/2018
10.22*	Non-Employee Director Stock Compensation and Deferral Program		10-Q	10.3	10/21/2009
10.23*	Amendment One to Non-Employee Director Stock Compensation and Deferral Program		10-Q	10.3	1/19/2011
10.24*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers		8-K	10.1	10/29/2010
10.25	Credit Agreement, dated January 9, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	1/12/2015
10.26	First Amendment to the Credit Agreement, dated September 10, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		10-Q	10.4	1/24/2018
10.27	Credit Agreement Consent, dated as of July 13, 2016, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.2	10/19/2016
10.28	Second Amendment to Credit Agreement, dated November 13, 2017, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	11/16/2017
10.29	Third Amendment to the Credit Agreement, dated as of August 21, 2018, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, as guarantor, and the other lenders party thereto		10-Q	10.1	10/17/2018
10.30	Credit Agreement Consent, dated as of March 14, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.1	5/3/2019
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements
		X

104	The cover page from the Cree Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement
^
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

CREE, INC.
Date:	August 21, 2019

By:	/s/ Gregg A. Lowe
Gregg A. Lowe
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Chief Executive Officer and President	August 21, 2019
Gregg A. Lowe	(Principal Executive Officer)

/s/ NEILL P. REYNOLDS	Executive Vice President and Chief Financial Officer	August 21, 2019
Neill P. Reynolds	(Principal Financial and Principal Accounting Officer)

/s/ DARREN R. JACKSON	Chairman and Director	August 21, 2019
Darren R. Jackson

/s/ JOHN C. HODGE	Director	August 21, 2019
John C. Hodge

/s/ CLYDE R. HOSEIN	Director	August 21, 2019
Clyde R. Hosein

/s/ DUY-LOAN T. LE	Director	August 21, 2019
Duy-Loan T. Le

/s/ JOHN B. REPLOGLE	Director	August 21, 2019
John B. Replogle

/s/ THOMAS H. WERNER	Director	August 21, 2019
Thomas H. Werner

/s/ ANNE C. WHITAKER	Director	August 21, 2019
Anne C. Whitaker