Form 10-Q
period 2019-09-29
CREE, INC.
filed 2019-10-31
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-21154
__________________________________________
CREE, INC.
(Exact name of registrant as specified in its charter)

North Carolina		56-1572719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4600 Silicon Drive
Durham	North Carolina	27703
(Address of principal executive offices)		(Zip Code)
(919) 407-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00125 par value	CREE	The Nasdaq Stock Market LLC
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 25, 2019, was 107,709,722.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 29, 2019

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 29, 2019	June 30, 2019
(in millions of U.S. Dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$433.3	$500.5
Short-term investments	560.6	550.9
Total cash, cash equivalents and short-term investments	993.9	1,051.4
Accounts receivable, net	137.6	128.9
Inventories	182.9	187.4
Income taxes receivable	—	0.2
Prepaid expenses	22.8	23.3
Other current assets	15.6	19.7
Current assets held for sale	0.2	1.9
Total current assets	1,353.0	1,412.8
Property and equipment, net	656.5	625.2
Goodwill	530.0	530.0
Intangible assets, net	191.9	197.9
Other long-term investments	42.9	39.5
Deferred tax assets	5.1	5.6
Other assets	17.2	5.9
Total assets	$2,796.6	$2,816.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$174.5	$200.9
Income taxes payable	1.4	3.0
Accrued contract liabilities	43.2	45.8
Other current liabilities	23.6	18.5
Total current liabilities	242.7	268.2
Long-term liabilities:
Convertible notes, net	474.7	469.1
Deferred tax liabilities	1.5	2.0
Other long-term liabilities	52.1	36.4
Total long-term liabilities	528.3	507.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 29, 2019 and June 30, 2019; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 29, 2019 and June 30, 2019; 107,697 and 106,570 shares issued and outstanding at September 29, 2019 and June 30, 2019, respectively	0.1	0.1
Additional paid-in-capital	2,895.8	2,874.1
Accumulated other comprehensive income	10.0	9.5
Accumulated deficit	(885.3)	(847.5)
Total shareholders’ equity	2,020.6	2,036.2
Non-controlling interest	5.0	5.0
Total equity	2,025.6	2,041.2
Total liabilities and shareholders’ equity	$2,796.6	$2,816.9
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	September 29, 2019	September 23, 2018
(in millions of U.S. Dollars, except share data)
Revenue, net	$242.8	$274.2
Cost of revenue, net	168.6	175.9
Gross profit	74.2	98.3
Operating expenses:
Research and development	43.7	36.3
Sales, general and administrative	57.6	43.9
Amortization or impairment of acquisition-related intangibles	3.6	3.9
Loss on disposal or impairment of other assets	1.0	0.4
Other operating expense	7.2	3.0
Operating (loss) income	(38.9)	10.8
Non-operating (income) expense, net	(1.6)	9.7
(Loss) income before income taxes	(37.3)	1.1
Income tax expense	0.5	1.9
Net loss from continuing operations	(37.8)	(0.8)
Net loss from discontinued operations	—	(10.3)
Net loss	(37.8)	(11.1)
Net income attributable to noncontrolling interest	—	—
Net loss attributable to controlling interest	($37.8)	($11.1)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($0.35)	($0.01)
Net loss attributable to controlling interest	($0.35)	($0.11)

Weighted average shares - basic and diluted (in thousands)	107,113	101,884
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018
Net loss	($37.8)	($11.1)
Other comprehensive loss:
Currency translation gain	—	0.3
Net unrealized gain (loss) on available-for-sale securities	0.5	(0.3)
Comprehensive loss	(37.3)	(11.1)
Net income attributable to non-controlling interest	—	—
Comprehensive loss attributable to controlling interest	($37.3)	($11.1)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S Dollars, except share data)	Number of Shares	Par Value
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(37.8)	—	(37.8)	—	(37.8)
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5	—	0.5
Comprehensive loss						(37.3)	—	(37.3)
Tax withholding on vested equity awards	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	17.4	—	—	17.4	—	17.4
Exercise of stock options and issuance of shares	1,127	—	18.6	—	—	18.6	—	18.6
Balance at September 29, 2019	107,697	$0.1	$2,895.8	($885.3)	$10.0	$2,020.6	$5.0	$2,025.6
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 24, 2018	101,488	$0.1	$2,549.1	($482.7)	$0.6	$2,067.1	$5.0	$2,072.1
Net loss	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Currency translation gain	—	—	—	—	0.3	0.3	—	0.3
Unrealized loss on available-for-sale securities	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive loss						(11.1)	—	(11.1)
Tax withholding on vested equity awards	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Stock-based compensation	—	—	12.1	—	—	12.1	—	12.1
Exercise of stock options and issuance of shares	1,032	—	15.5	—	—	15.5	—	15.5
Convertible note issuance	—	—	110.6	—	—	110.6	—	110.6
Adoption of ASC 606	—	—	—	10.3	—	10.3	—	10.3
Balance at September 23, 2018	102,520	$0.1	$2,676.5	($483.5)	$0.6	$2,193.7	$5.0	$2,198.7
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018
Operating activities:
Net loss from continuing operations	($37.8)	($0.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28.6	29.5
Amortization of debt issuance costs and discount	5.6	1.8
Stock-based compensation	16.9	10.0
Loss on disposal or impairment of long-lived assets	1.0	0.5
Amortization of premium/discount on investments	—	0.8
(Gain)/loss on equity investment	(3.5)	6.7
Foreign exchange loss on equity investment	0.1	0.6
Deferred income taxes	—	(2.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(8.8)	(7.4)
Inventories	5.0	(7.9)
Prepaid expenses and other assets	7.9	1.1
Accounts payable, trade	(21.7)	3.4
Accrued salaries and wages and other liabilities	(20.5)	4.2
Accrued contract liabilities	7.2	0.9
Net cash (used in) provided by operating activities of continuing operations	(20.0)	41.1
Net cash provided by operating activities of discontinued operations	—	3.7
Cash (used in) provided by operating activities	(20.0)	44.8
Investing activities:
Purchases of property and equipment	(42.0)	(31.0)
Purchases of patent and licensing rights	(1.1)	(2.4)
Proceeds from sale of property and equipment	—	0.2
Purchases of short-term investments	(134.0)	(145.8)
Proceeds from maturities of short-term investments	93.0	58.3
Proceeds from sale of short-term investments	31.8	24.8
Net cash used in investing activities of continuing operations	(52.3)	(95.9)
Net cash used in investing activities of discontinued operations	—	(6.4)
Cash used in investing activities	(52.3)	(102.3)
Financing activities:
Proceeds from long-term debt borrowings	—	95.0
Payments on long-term debt borrowings	—	(387.0)
Proceeds from convertible notes	—	575.0
Payments of debt issuance costs	—	(12.9)
Proceeds from issuance of common stock	18.6	15.5
Tax withholding on vested equity awards	(13.2)	(10.8)
Net cash provided by financing activities of continuing operations	5.4	274.8
Net cash provided by financing activities of discontinued operations	—	—
Cash provided by financing activities	5.4	274.8
Effects of foreign exchange changes on cash and cash equivalents	(0.3)	0.1
Net change in cash and cash equivalents	(67.2)	217.4
Cash and cash equivalents, beginning of period	500.5	118.9
Cash and cash equivalents, end of period	$433.3	$336.3
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Cree, Inc. (the Company) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride materials, products for power and radio-frequency (RF) applications and specialty lighting-class light emitting diode (LED) products. The Company's silicon carbide and gallium nitride materials and products are targeted for applications such as transportation, power supplies, inverters, wireless systems, and the Company's LEDs are targeted for indoor and outdoor lighting, electronic signs and signals and video displays.
The Company operates in two reportable segments:

•
Wolfspeed, which consists of silicon carbide and gallium nitride (GaN) materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. The Company's materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. The Company's materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.

•
LED Products, which consists of LED chips and LED components. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.

Previously, the Company designed, manufactured and sold LED lighting fixtures and lamps for the commercial, industrial and consumer markets. The Company referred to these product lines as the Lighting Products business unit. As discussed in Note 2, “Discontinued Operations,” on May 13, 2019, the Company sold its Lighting Products business unit to IDEAL Industries, Inc. (IDEAL). Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at September 29, 2019, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2019 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (fiscal 2019). The results of operations for the three months ended September 29, 2019 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2020 (fiscal 2020). Historical periods presented include reclassifications to reflect discontinued operations (see Note 2, "Discontinued Operations").
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
The Company revised net cash provided by operating activities and net cash provided by financing activities for the three months ended September 23, 2018 to correct the presentation of tax withholding for stock option exercises. The Company increased net cash provided by operating activities by $10.8 million and decreased net cash provided by financing activities by the same amount. The Company will also revise the unaudited consolidated statements of cash flows for the year to date periods ended December 30, 2018 and March 31, 2019 in the unaudited interim consolidated financial statements to be filed in the Quarterly Reports on Form 10-Q for the corresponding periods in fiscal 2020 to correct the presentation of tax withholding for stock option exercises. The revisions will result in an increase to net cash provided by operating activities of $11.9 million and $12.4 million, and a decrease to net cash provided by financing activities by the same amounts for the year to date periods ended December 30, 2018 and March 31, 2019, respectively. The Company concluded these errors were not material individually or in the aggregate to any of the periods impacted.
Certain prior period amounts related to the Lighting Products business unit in the accompanying statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications pertain to the presentation of discontinued operations within operating, investing and financing activities. This reclassification did not impact cash provided by (used in) operating, investing, or financing activities.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (ASC 842), and ASU 2018-10: Codification Improvements to ASC 842, Leases. These ASUs require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term and requires enhanced disclosures about an entity’s leasing arrangements. The Company adopted this standard on July 1, 2019, under the modified retrospective transition approach with the cumulative effect of application recognized at the effective date, without adjustment to prior comparative periods. The Company elected to utilize the transition package of practical expedients that allows the Company to not reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Further, the Company elected the practical expedient to not separate lease and non-lease components for all leases and account for the combined lease and non-lease components as a single lease component. The Company also made an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheets.
The adoption of the new standard resulted in the recognition of $12.2 million of lease liabilities with corresponding right-of-use assets of $12.3 million as of July 1, 2019. As required, the right-of-use assets include the effect of reclassifying certain balances including deferred and prepaid rent, a portion of facilities-related restructuring accrual reserves, and a favorable lease intangible asset previously recognized in connection with an acquisition. The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard. The standard did not materially impact the Company's results from operations and had no impact on cash flows. See Note 4, "Leases," for additional disclosures, as required by the new standard.
The reported results as of and for the three months ended September 29, 2019 reflect the application of the new accounting guidance, while the reported results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting under ASC 840, Leases.
Accounting Pronouncements Pending Adoption
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new accounting model known as Credit Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. The Company will adopt this standard on June 29, 2020 and is currently evaluating the impact on its consolidated financial statements.
Note 2 – Discontinued Operations
On May 13, 2019, the Company completed the sale of (a) certain manufacturing facilities and equipment, inventory, intellectual property rights, contracts, and real estate of the Company used by the Company's Lighting Products business unit, which includes LED lighting fixtures, lamps and corporate lighting solutions for commercial, industrial and consumer applications, and (b) all of the issued and outstanding equity interests of E-conolight LLC (E-conolight), Cree Canada Corp. and Cree Europe S.r.l., each a wholly owned subsidiary of the Company (collectively, the Lighting Products business unit) to IDEAL, pursuant to the Purchase Agreement, dated March 14, 2019, as amended, between the Company and IDEAL (the Purchase Agreement). The Company retained certain liabilities associated with the Lighting Products business unit arising prior to the closing of the sale. The Lighting Products business unit represented the Lighting Products segment disclosed in the Company's historical financial statements.

The aggregate net proceeds from the sale of the Lighting Products business unit was $219.0 million in cash, which is subject to certain adjustments. Additionally, the Company is entitled to an earnout payment subject to the future performance of the Lighting Products business unit. In connection with the transaction, the Company and IDEAL entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to IDEAL certain intellectual property owned by the Company and licensed to IDEAL certain additional intellectual property owned by the Company; (ii) a Transition Services Agreement (the TSA), which is designed to ensure a smooth transition of the Lighting Products business unit to IDEAL; (iii) an LED Supply Agreement (the LED Supply Agreement), pursuant to which the Company will supply IDEAL with certain LED chip and component products for three years; and (iv) a Real Estate License Agreement, which will allow IDEAL to use certain premises owned by the Company to conduct certain operations of the Lighting Products business unit after closing. The Company recognized a loss on the sale of $66.2 million.
The Company has classified the results of the Lighting Products business unit as discontinued operations, the results of which for the three months ended September 23, 2018 are as follows:

Three months ended
(in millions of U.S. Dollars)	September 23, 2018
Revenue, net	$134.1
Cost of revenue, net	104.2
Gross profit	29.9
Operating expenses:
Research and development	9.7
Sales, general and administrative	23.8
Amortization or impairment of acquisition-related intangibles	4.6
Loss on disposal or impairment of long-lived assets	0.1
Other operating expense	1.9
Operating loss	(10.2)
Non-operating income	(0.2)
Loss before income taxes	(10.0)
Income tax expense	0.3
Net loss	($10.3)

The Company did not have any discontinued operations activity for the three months ended September 29, 2019.
The Company recognized $3.0 million in administrative fees for the three months ended September 29, 2019 relating to the TSA, of which $0.9 million are included in accounts receivable, net in the consolidated balance sheets as of September 29, 2019. These fees were recorded as a reduction of sales, general and administrative expense in the consolidated statements of operations.
The Company recognized $2.9 million in revenue for the three months ended September 29, 2019 related to the LED Supply Agreement. No amounts were included in accounts receivable, net in the consolidated balance sheets as of September 29, 2019 relating to the LED Supply Agreement. Additionally, the Company recorded a contract liability of $12.6 million relating to the LED Supply Agreement as of September 29, 2019. The contract liability is recognized in contract liabilities and other long term liabilities on the consolidated balance sheets.
Note 3 – Revenue Recognition
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
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue, price protection guarantees and the Company's liability under the LED Supply Agreement. Contract liabilities were $87.6 million as of September 29, 2019 and $80.4 million as of June 30, 2019, the date the Company adopted ASC 606. The increase was primarily due to increased customer deposits. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable.

Disaggregated revenue by geography is presented in Note 14, "Reportable Segments". For the three months ended September 29, 2019, the Company recognized revenue of $1.0 million that was included in contract liabilities as of June 30, 2019. The amount recognized primarily related to the recognition of contingent liabilities related to the LED Supply Agreement and deferred revenue. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three months ended September 29, 2019.
Note 4 – Leases
The Company primarily leases manufacturing, office and warehousing space. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, as well as non-lease components incurred with respect to actual terms rather than contractually fixed amounts.
The Company does not have any finance lease arrangements.
Accounting Policy
At lease inception, the Company determines a contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether it has the right to control the use of an identified asset, the Company assesses whether they have the right to direct the use of the identified asset and to obtain substantially all of the economic benefit from the use of the identified asset.
Right-of-use assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Assets and liabilities are recognized based on the present value of lease payments over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of the renewal option is at the Company's sole discretion and the Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities.
Because most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term.
The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with a lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates, are not included in the right-of-use assets or liabilities. These variable lease payments are expensed as incurred.
Balance Sheet
Lease assets and liabilities as of September 29, 2019, and the corresponding balance sheet classifications, are as follows (in millions of U.S. Dollars):

Category	Balance Sheet Classification	Amount
Right-of-use asset	Other assets	$11.4
Current lease liability	Other current liabilities	5.3
Non-current lease liability	Other long-term liabilities	6.0

Statement of Operations
Operating lease expense was $1.4 million for three months ended September 29, 2019. Short-term lease expense, variable lease expense and lease income were immaterial for the three months ended September 29, 2019.
Cash Flows
Cash flow information consisted of the following:

Three months ended
(in millions of U.S. Dollars)	September 29, 2019
Cash used in operating activities:
Cash paid for operating leases	$1.5
Non-cash operating activities:
Lease additions due to adoption of ASC 842	12.2
Lease modifications, net	0.5

Lease Liability Maturities
Maturities of lease liabilities as of September 29, 2019 were as follows:

Fiscal Years Ending	(in millions of U.S. Dollars)
June 28, 2020 (remainder of fiscal 2020)	$4.7
June 27, 2021	3.6
June 26, 2022	2.4
June 25, 2023	1.0
June 30, 2024	0.2
Thereafter	—
Total lease payments	11.9
Imputed lease interest	(0.6)
Total lease liabilities	$11.3

As of September 29, 2019, the weighted average remaining lease term was 31 months and the weighted average discount rate was 3.79%.
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on its operating leases as of June 30, 2019, were as follows:

Fiscal Years Ending	(in millions of U.S. Dollars)
June 28, 2020	$4.1
June 27, 2021	2.3
June 26, 2022	1.2
June 25, 2023	0.7
June 30, 2024	—
Thereafter	—
Total future minimum rental payments	$8.3

Note 5 – Financial Statement Details
Accounts Receivable, net

Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	September 29, 2019	June 30, 2019
Billed trade receivables	$135.1	$125.8
Unbilled contract receivables	0.7	0.7
Royalties	2.2	2.8
	138.0	129.3
Allowance for bad debts	(0.4)	(0.4)
Accounts receivable, net	$137.6	$128.9

Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	September 29, 2019	June 30, 2019
Raw material	$41.8	$42.4
Work-in-progress	95.3	101.1
Finished goods	45.8	43.9
Inventories	$182.9	$187.4

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	September 29, 2019	June 30, 2019
Accounts payable, trade	$84.5	$90.7
Accrued salaries and wages	53.9	70.9
Accrued expenses	29.9	34.0
Other	6.2	5.3
Accounts payable and accrued expenses	$174.5	$200.9

Other Operating Expense
Other operating expense consisted of the following:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018
Factory optimization restructuring	$1.2	$—
Severance and other restructuring	0.8	2.6
Total restructuring costs	2.0	2.6
Project, transformation and transaction costs	2.6	0.4
Factory optimization start-up costs	1.4	—
Non-restructuring related executive severance	1.2	—
Other operating expense	$7.2	$3.0

Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes, consisted of the following:

(in millions of U.S. Dollars)	September 29, 2019	June 30, 2019
Currency translation gain	$9.5	$9.5
Net unrealized gain on available-for-sale securities	0.5	—
Accumulated other comprehensive income, net of taxes	$10.0	$9.5

Reclassifications Out of Accumulated Other Comprehensive Income
The Company reclassified less than $0.1 million out of accumulated other comprehensive income for the three months ended September 29, 2019. Amounts were reclassified to non-operating (income) expense, net on the consolidated statements of operations. No amounts were reclassified out of accumulated other comprehensive income for the three months ended September 23, 2018.
Non-Operating (Income) Expense, net
The following table summarizes the components of non-operating (income) expense, net:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018
Foreign currency loss, net	$0.1	$0.6
(Gain) loss on equity investment, net	(3.5)	6.7
Interest expense, net	1.9	2.4
Other, net	(0.1)	—
Non-operating (income) expense, net	($1.6)	$9.7

The change in (gain) loss on equity investment, net is due to the increase in the Lextar Electronics Corporation (Lextar) stock price.
Statements of Cash Flows - non-cash activities

	Three months ended
Non-cash operating activities	September 29, 2019	September 23, 2018
Increase of right-of-use assets and lease liabilities(1)	$12.2	$—
Lease asset and liability modifications, net	0.5	—
(1) Amount represents the increase in right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 4, "Leases", for further information.
Accrued property and equipment as of September 29, 2019 and September 23, 2018 was $8.8 million and $15.4 million, respectively.
Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. Treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

Short-term investments as of September 29, 2019 and June 30, 2019 consisted of the following:

	September 29, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$62.4	$0.3	($0.1)	$62.6
Corporate bonds	275.8	1.3	—	277.1
U.S. agency securities	22.5	—	—	22.5
U.S. treasury securities	104.5	0.1	—	104.6
Non-U.S. certificates of deposit	61.1	—	—	61.1
U.S. certificates of deposit	20.5	—	—	20.5
Commercial paper	12.2	—	—	12.2
Total short-term investments	$559.0	$1.7	($0.1)	$560.6

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$78.2	$0.4	($0.1)	$78.5
Corporate bonds	256.0	1.0	—	257.0
U.S. agency securities	25.6	—	—	25.6
U.S. treasury securities	92.4	0.1	—	92.5
Non-U.S. certificates of deposit	49.1	1.1	—	50.2
U.S. certificates of deposit	22.4	—	—	22.4
Variable rate demand note	16.9	—	—	16.9
Commercial paper	7.8	—	—	7.8
Total short-term investments	$548.4	$2.6	($0.1)	$550.9

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	September 29, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$23.4	($0.1)	$3.7	$—	$27.1	($0.1)
Corporate bonds	42.7	—	2.4	—	45.1	—
U.S. agency securities	10.0	—	—	—	10.0	—
U.S. treasury securities	9.5	—	3.9	—	13.4	—
Total	$85.6	($0.1)	$10.0	$—	$95.6	($0.1)
Number of securities with an unrealized loss		74		10		84

	June 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4.3	$—	$29.8	($0.1)	$34.1	($0.1)
Corporate bonds	41.8	—	14.7	—	56.5	—
U.S. agency securities	7.7	—	—	—	7.7	—
U.S. treasury securities	2.0	—	3.9	—	5.9	—
Total	$55.8	$—	$48.4	($0.1)	$104.2	($0.1)
Number of securities with an unrealized loss		46		47		93

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. There were no realized losses on the sale of investments for the three months ended September 29, 2019 and September 23, 2018. If incurred, realized losses are included in non-operating expense in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of September 29, 2019 and June 30, 2019.
The contractual maturities of short-term investments as of September 29, 2019 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$24.9	$37.7	$—	$—	$62.6
Corporate bonds	157.1	120.0	—	—	277.1
U.S. agency securities	11.0	11.5	—	—	22.5
U.S. treasury securities	93.4	11.2	—	—	104.6
Non-U.S. certificates of deposit	60.1	1.0	—	—	61.1
U.S. certificates of deposit	20.5	—	—	—	20.5
Commercial paper	12.2	—	—	—	12.2
Total short-term investments	$379.2	$181.4	$—	$—	$560.6

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of September 29, 2019 and June 30, 2019, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 29, 2019 and June 30, 2019.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	September 29, 2019				June 30, 2019
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$69.4	$—	$—	$69.4	$95.0	$—	$—	$95.0
Corporate bonds	—	11.3	—	11.3	—	15.0	—	15.0
U.S. agency securities	—	5.5	—	5.5	—	18.8	—	18.8
U.S. treasury securities	—	—	—	—	2.5	—	—	2.5
U.S. certificates of deposit	—	15.0	—	15.0	—	—	—	—
Non-U.S. certificates of deposit	—	107.4	—	107.4	—	105.8	—	105.8
Commercial paper	—	—	—	—	—	1.0	—	1.0
Total cash equivalents	69.4	139.2	—	208.6	97.5	140.6	—	238.1
Short-term investments:
Municipal bonds	—	62.6	—	62.6	—	78.5	—	78.5
Corporate bonds	—	277.1	—	277.1	—	257.0	—	257.0
U.S. agency securities	—	22.5	—	22.5	—	25.6	—	25.6
U.S. treasury securities	104.6	—	—	104.6	92.5	—	—	92.5
U.S. certificates of deposit	—	20.5	—	20.5	—	22.4	—	22.4
Non-U.S. certificates of deposit	—	61.1	—	61.1	—	50.2	—	50.2
Commercial paper	—	12.2	—	12.2	—	7.8	—	7.8
Variable rate demand note	—	—	—	—	—	16.9	—	16.9
Total short-term investments	104.6	456.0	—	560.6	92.5	458.4	—	550.9
Other long-term investments:
Common stock of non-U.S. corporations	—	42.9	—	42.9	—	39.5	—	39.5
Total assets	$174.0	$638.1	$—	$812.1	$190.0	$638.5	$—	$828.5

Note 8 – Goodwill and Intangible Assets
Goodwill
Goodwill by reporting unit as of September 29, 2019 was as follows:

(in millions of U.S. Dollars)	September 29, 2019
Wolfspeed	$349.7
LED Products	180.3
Total	$530.0

There were no changes in goodwill during the three months ended September 29, 2019.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	September 29, 2019			June 30, 2019
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$147.8	($65.3)	$82.5	$147.8	($63.8)	$84.0
Developed technology	74.9	(25.7)	49.2	75.9	(24.5)	51.4
Non-compete agreements	12.2	(4.9)	7.3	12.2	(4.1)	8.1
Trade names, finite-lived	0.5	(0.5)	—	0.5	(0.5)	—
Acquisition related intangible assets	235.4	(96.4)	139.0	236.4	(92.9)	143.5
Patent and licensing rights	111.1	(58.2)	52.9	120.4	(66.0)	54.4
Total intangible assets	$346.5	($154.6)	$191.9	$356.8	($158.9)	$197.9

Total amortization of acquisition related intangibles assets was $3.6 million and $3.9 million for the three months ended September 29, 2019 and September 23, 2018, respectively. Total amortization of patents and licensing rights was $2.2 million and $2.4 million for the three months ended September 29, 2019 and September 23, 2018.
In the first quarter of fiscal 2020, $0.9 million of developed technology, net relating to a favorable lease was reclassified as a right-of-use asset in accordance with the Company's adoption of ASC 842, Leases.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 28, 2020 (remainder of fiscal 2020)	$10.9	$6.4	$17.3
June 27, 2021	14.5	7.8	22.3
June 26, 2022	13.5	7.0	20.5
June 25, 2023	11.0	6.1	17.1
June 30, 2024	10.4	5.3	15.7
Thereafter	78.7	20.3	99.0
Total future amortization expense	$139.0	$52.9	$191.9

Note 9 – Long-term Debt
Revolving Line of Credit
As of September 29, 2019, the Company had a $500.0 million secured revolving line of credit (the "Credit Agreement") under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022.
The Company classifies balances outstanding under its line of credit as long-term debt in the consolidated balance sheets. As of September 29, 2019, the Company had nothing outstanding under the Credit Agreement, $500.0 million in available commitments under the Credit Agreement and $325.4 million available for borrowing. For the three months ended September 29, 2019, the average interest rate was 0.00% and the average commitment fee percentage was 0.05%. The Company was in compliance with all covenants under the Credit Agreement at September 29, 2019.
Convertible Notes
On August 24, 2018, the Company sold $500.0 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the Notes). The total net proceeds from the debt offering was approximately $562.1 million.
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
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2023 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per one thousand dollars in principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	September 29, 2019	June 30, 2019
Principal	$575.0	$575.0
Unamortized discount and issuance costs	(100.3)	(105.9)
Net carrying amount	$474.7	$469.1
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	September 29, 2019	June 30, 2019
Discount related to value of conversion option	$113.3	$113.3
Debt issuance costs	(2.7)	(2.7)
Net carrying amount	$110.6	$110.6

The interest expense recognized related to the Notes is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018
Interest expense	$1.3	$0.4
Amortization of discount and issuance costs	5.6	1.8
Total interest expense	$6.9	$2.2

The estimated fair value of the Notes is $631.4 million as of September 29, 2019, as determined by a Level 2 valuation.
Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended
(in millions of U.S. Dollars, except share data)	September 29, 2019	September 23, 2018
Net loss from continuing operations	($37.8)	($0.8)
Net income attributable to noncontrolling interest	—	—
Loss from continuing operations attributable to controlling interest	(37.8)	(0.8)
Net loss from discontinued operations	—	(10.3)
Net loss attributable to controlling interest	($37.8)	($11.1)

Weighted average shares - basic and diluted (in thousands)	107,113	101,884

Loss per share - basic and diluted:
Continuing operations attributable to controlling interest	($0.35)	($0.01)
Discontinued operations	$—	($0.10)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three months ended September 29, 2019 and September 23, 2018, 5.9 million and 10.1 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 9, “Long-term Debt.”
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
Stock Option Awards
The following table summarizes stock option awards outstanding as of September 29, 2019 and changes during the three months then ended:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	2,418	$39.81
Granted	—	$—
Exercised	(494)	$37.25
Forfeited or expired	(23)	$49.85
Outstanding at September 29, 2019	1,901	$40.36

Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of September 29, 2019, and changes during the three months then ended is as follows:

(awards and units in thousands)	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2019	3,081	$34.99
Granted	972	$57.86
Vested	(959)	$30.22
Forfeited	(43)	$33.43
Nonvested at September 29, 2019	3,051	$44.00

Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s stock option and ESPP awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, projected employee stock option exercise term, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements.
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018
Cost of revenue, net	$2.2	$1.6
Research and development	2.4	1.5
Sales, general and administrative	12.3	6.9
Total stock-based compensation expense	$16.9	$10.0

An additional $0.5 million of stock-based compensation was capitalized into inventory for the three months ended September 29, 2019. Less than $0.1 million of stock-based compensation was capitalized into inventory for the three months ended September 23, 2018.
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets, as of the three months ended September 29, 2019.
As of June 30, 2019, the U.S. valuation allowance was $177.6 million. During the three months ended September 29, 2019, the Company did not record any material movement in its U.S. valuation allowance. As of June 30, 2019, the Luxembourg valuation allowance was $7.6 million. During the three months ended September 29, 2019, the Company decreased this valuation allowance by $0.8 million due to year-to-date income in Luxembourg.
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
As of June 30, 2019, the Company's liability for unrecognized tax benefits was $8.2 million. During the three months ended September 29, 2019, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 29, 2019 was $8.2 million. If any portion of this $8.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $1.0 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
Note 13 – Commitments and Contingencies
Litigation
The Company is currently a party to various legal proceedings. While management presently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include monetary damages or, in matters for which injunctive relief or other conduct remedies may be sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operations, financial position and overall trends. The outcomes in these matters are not reasonably estimable.

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
The Wolfspeed segment includes silicon carbide materials, power devices and RF devices and the LED Products segment includes LED chips and LED components.
Financial Results by Reportable Segment
The tables below reflect the results of the Company's reportable segments as reviewed by the CODM for the three months ended September 29, 2019 and September 23, 2018. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
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
The cost of goods sold (COGS) acquisition related cost adjustment includes acquisition costs related to our acquisition of the RF Power (RF Power) business of Infineon Technologies AG (Infineon) impacting cost of revenue for fiscal 2019. These costs were not allocated to the reportable segments' gross profit for fiscal 2019 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by the Company's CODM when evaluating segment performance and allocating resources.

Revenue, gross profit and gross margin for each of the Company's segments were as follows:

	Three months ended
	September 29, 2019	September 23, 2018
Revenue:
Wolfspeed revenue	$127.7	$127.4
LED Products revenue	115.1	146.8
Total revenue	$242.8	$274.2

Gross Profit and Gross Margin:
Wolfspeed gross profit	$59.0	$60.4
Wolfspeed gross margin	46.2%	47.4%
LED Products gross profit	22.1	41.3
LED Products gross margin	19.2%	28.1%
Total segment gross profit	81.1	101.7
Unallocated costs	(6.9)	(2.2)
COGS acquisition related costs	—	(1.2)
Consolidated gross profit	$74.2	$98.3
Consolidated gross margin	30.6%	35.8%

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended
	September 29, 2019		September 23, 2018
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
United States	$55.4	23%	$66.2	24%
China	73.2	30%	101.0	37%
Europe	63.0	26%	69.8	25%
Other	51.2	21%	37.2	14%
Total	$242.8		$274.2

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

Inventories for each of the Company's segments were as follows:

	September 29, 2019	June 30, 2019
Wolfspeed	$90.3	$81.6
LED Products	86.5	99.2
Total segment inventories	176.8	180.8
Unallocated inventories	6.1	6.6
Consolidated inventories	$182.9	$187.4

Note 15 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In April 2018, the Company approved a corporate restructuring plan. The purpose was to restructure and realign the Company's cost base with the long-range business strategy that was announced in February 2018. The restructuring activity was completed in the second quarter of fiscal 2019. For the three months ended September 23, 2018, $2.6 million was expensed relating to this corporate restructuring plan.
Factory Optimization Restructuring
In May 2019, the Company started a significant, multi-year factory optimization plan anchored by a state-of-the-art, automated 200mm capable silicon carbide and GaN fabrication facility and a large materials factory at its U.S. campus headquarters in Durham, North Carolina. As part of the plan, the Company will incur restructuring charges associated with the movement of equipment as well as disposals on certain long-lived assets.
The Company expects approximately $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three months ended September 29, 2019, the Company expensed and paid $1.2 million of restructuring charges related to the factory optimization plan.
In September 2019, the Company announced the intent to build the new fabrication facility in Marcy, New York to complement the factory expansion underway at its U.S. campus headquarters in Durham, North Carolina. The Company is currently evaluating the impact of this decision on future restructuring charges.
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.8 million in contract termination costs during the three months ended September 29, 2019, all of which is accrued in other current liabilities as of September 29, 2019.

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride materials, products for power and radio-frequency (RF) applications and specialty lighting-class light emitting diode (LED) products. Our silicon carbide and gallium nitride materials and products are targeted for applications such as transportation, power supplies, inverters, wireless systems, and our LEDs are targeted for indoor and outdoor lighting, electronic signs and signals and video displays.
We operate in two reportable segments:

•
Wolfspeed, which consists of silicon carbide and gallium nitride (GaN) materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.

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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:

•
Overall Demand for Products and Applications using silicon carbide power devices, GaN and silicon RF devices, and LEDs. Our potential for growth depends significantly on the adoption of silicon carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market, the continued adoption of LEDs and LED lighting, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.

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

Overview of the three months ended September 29, 2019
The following is a summary of our financial results for the three months ended September 29, 2019:

•	Revenue decreased to $242.8 million for the three months ended September 29, 2019 from $274.2 million for the three months ended September 23, 2018.

•
Gross profit decreased to $74.2 million for the three months ended September 29, 2019 from $98.3 million for the three months ended September 23, 2018. Gross margin was 30.6% for the three months ended September 29, 2019 and 35.8% for the three months ended September 23, 2018.

•	Operating loss was $38.9 million for the three months ended September 29, 2019 compared to operating income of $10.8 million for the three months ended September 23, 2018.

•	Diluted loss per share from continuing operations was $0.35 for the three months ended September 29, 2019 compared to $0.01 for the three months ended September 23, 2018.

•	Combined cash, cash equivalents and short-term investments was $993.9 million at September 29, 2019 and $1,051.4 million at June 30, 2019.

•
Cash used in operating activities from continuing operations was $20.0 million for the three months ended September 29, 2019 compared to cash provided by operating activities from continuing operations of $41.1 million for the three months ended September 23, 2018.

•	Purchases of property and equipment were $42.0 million for the three months ended September 29, 2019 compared to $31.0 million for the three months ended September 23, 2018.

Business Outlook
We are uniquely positioned as an innovator in both of our business segments. The strength of our balance sheet and operating cash flow provides us the ability to invest in our businesses, as indicated by our planned construction of a state-of-the-art, automated 200mm capable silicon carbide and GaN fabrication facility and a large materials factory to expand our silicon carbide capacity which was announced in May 2019.
We are focused on the following priorities to support our goals of delivering higher revenue and shareholder returns over time:

•
Wolfspeed - invest in the business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules, and GaN and silicon RF devices.

•	LED Products - focus our efforts where our best-in-class technology and application-optimized solutions are differentiated and valued.

•	Improve the customer experience and service levels in all of our businesses.
Results of Operations
Selected consolidated statements of operations data for the three months ended September 29, 2019 and September 23, 2018 is as follows:

	Three months ended
	September 29, 2019		September 23, 2018
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$242.8	100.0%	$274.2	100.0%
Cost of revenue, net	168.6	69.4	175.9	64.2
Gross profit	74.2	30.6	98.3	35.8
Research and development	43.7	18.0	36.3	13.2
Sales, general and administrative	57.6	23.7	43.9	16.0
Amortization or impairment of acquisition-related intangibles	3.6	1.5	3.9	1.4
Loss on disposal or impairment of other assets	1.0	0.4	0.4	0.1
Other operating expense	7.2	3.0	3.0	1.1
Operating (loss) income	(38.9)	(16.0)	10.8	3.9
Non-operating (income) expense, net	(1.6)	(0.7)	9.7	3.5
(Loss) income before income taxes	(37.3)	(15.4)	1.1	0.4
Income tax expense	0.5	0.2	1.9	0.7
Net loss from continuing operations	($37.8)	(15.6)	($0.8)	(0.3)
Net loss from discontinued operations	—	—	(10.3)	(3.8)
Net loss	(37.8)	(15.6)	(11.1)	(4.0)
Net income attributable to non-controlling interest	—	—	—	—
Net loss attributable to controlling interest	($37.8)	(15.6)	($11.1)	(4.0)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($0.35)		($0.01)
Net loss attributable to controlling interest	($0.35)		($0.11)

Revenue

Revenue was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Wolfspeed revenue	$127.7	$127.4	$0.3	0%
Percent of revenue	53%	46%
LED Products revenue	115.1	146.8	(31.7)	(22)%
Percent of revenue	47%	54%
Total revenue	$242.8	$274.2	($31.4)	(11)%
Wolfspeed Segment Revenue
Wolfspeed segment revenue stayed relatively consistent year over year as growth in certain product lines offset declines in others due to the trade conflict between the United States and China and slower demand in power and RF products. The Wolfspeed segment had a 50% increase in average selling prices (ASP) offset by a 33% decrease in the number of units sold. The increase in ASP was due to a greater mix of higher priced products.
LED Products Segment Revenue
LED Products segment revenue decreased due to global market uncertainty with China in light of the United States and China tariff and trade dispute, as well as current market dynamics. The LED Products segment had a 9% decrease in the number of units sold and a 14% decrease in ASP.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Wolfspeed gross profit	$59.0	$60.4	($1.4)	(2)%
Wolfspeed gross margin	46.2%	47.4%
LED Products gross profit	22.1	41.3	(19.2)	(46)%
LED Products gross margin	19.2%	28.1%
Unallocated costs	(6.9)	(2.2)	(4.7)	(214)%
COGS acquisition related costs	—	(1.2)	1.2	100%
Consolidated gross profit	$74.2	$98.3	($24.1)	(25)%
Consolidated gross margin	30.6%	35.8%
The slight decreases in Wolfspeed segment gross profit and gross margin are primarily due to shifts in product mix.
The decreases in LED Products segment gross profit and margin are primarily due to lower revenues resulting from decreased demand, as well underutilization resulting from lower factory volumes.
Unallocated Costs
Unallocated costs were $6.9 million and $2.2 million for the three months ended September 29, 2019 and September 23, 2018, respectively. These costs consisted primarily of manufacturing employees' stock-based compensation, expenses for annual incentive plans, and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources. The increase was primarily attributable to increased accruals for annual incentives, stock-based compensation and matching contributions under our 401(k) plan.
COGS Acquisition Related Costs
The cost of goods sold (COGS) acquisition related cost adjustment was $0.0 million and $1.2 million for the three months ended September 29, 2019 and September 23, 2018, respectively. The COGS acquisition related cost adjustment includes inventory fair value amortization of the fair value increase to inventory recognized at the date of acquisition, and other RF Power acquisition costs, impacting cost of revenue for fiscal 2018. These costs were not allocated to the reportable segments’ gross profit for fiscal 2019 because they represent an adjustment which does not provide comparability to the corresponding prior period and therefore were not reviewed by our CODM when evaluating segment performance and allocating resources.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
Research and development expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Research and development	$43.7	$36.3	$7.4	20%
Percent of revenue	18%	13%
The increase in research and development expenses was primarily due to our continued investment in our silicon carbide and gallium nitride technologies.
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
Sales, general and administrative expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Sales, general and administrative	$57.6	$43.9	$13.7	31%
Percent of revenue	24%	16%
The increase in sales, general and administrative expenses was primarily due to increases in stock-based compensation, profit sharing and professional services.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Customer relationships	$1.5	$1.8	($0.3)	(17)%
Developed technology	1.4	1.4	—	—%
Non-compete agreements	0.7	0.7	—	—%
Total amortization	$3.6	$3.9	($0.3)	(8)%

Amortization of intangible assets stayed fairly consistent due to no significant intangible related activity between the periods. Amortization of customer relationships decreased slightly due to certain intangible assets relating to customer relationships reaching the end of their amortization period in fiscal 2019.
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Loss on disposal or impairment of other assets	$1.0	$0.4	$0.6	150%
Loss on disposal or impairment of other assets in each period primarily relates to write-offs of impaired or abandoned patents.
Other Operating Expense
Other operating expense was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Factory optimization restructuring	$1.2	$—	$1.2	100%
Severance and other restructuring	0.8	2.6	(1.8)	(69)%
Total restructuring costs	2.0	2.6	(0.6)	(23)%
Project, transformation and transaction costs	2.6	0.4	2.2	550%
Factory optimization start-up costs	1.4	—	1.4	100%
Non-restructuring related executive severance	1.2	—	1.2	100%
Other operating expense	$7.2	$3.0	$4.2	140%
Factory optimization restructuring costs relate to the movement of equipment as well as disposals on certain long-lived assets. Severance and other restructuring costs relate to corporate restructuring plans. See Note 15, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our restructuring costs.
Project, transformation and transaction costs relate to professional services fees associated with acquisitions, divestitures and internal transformation programs.
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts.
The increase in other operating expense was primarily due to increased project, transformation and transaction costs, start-up costs, and the addition of non-restructuring related executive severance costs in the three months ended September 29, 2019.

Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
(Gain) loss on equity investment, net	($3.5)	$6.7	($10.2)	(152)%
Foreign currency loss, net	0.1	0.6	(0.5)	(83)%
Interest expense, net	1.9	2.4	(0.5)	(21)%
Other, net	(0.1)	—	(0.1)	(100)%
Non-operating (income) expense, net	($1.6)	$9.7	($11.3)	(116)%
(Gain) loss on equity investment, net. We had a gain on equity investment for the three months ended September 29, 2019 due to the increase in fair value of our Lextar investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 14.75 New Taiwanese Dollars (TWD) per share at June 30, 2019 to 16.05 TWD at September 29, 2019.
We had a loss on equity investment for the three months ended September 23, 2018 due to the decrease in fair value of our Lextar investment. Lextar's share price decreased from 21.00 TWD per share at June 24, 2018 to 18.55 TWD per share at September 23, 2018.
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
Interest expense, net. Interest expense for the three months ended September 29, 2019 included a full three months of interest expense from the Notes, compared to one month of interest expense for the three months ended September 23, 2018. This increase in interest expense was offset by interest income from our short-term investments. Due to the higher short-term investment balances for the three months ended September 29, 2019 as compared to the three months ended September 23, 2018, we received higher interest income for the three months ended September 29, 2019, which more than offset the increase in interest expense and caused a slight decrease in net interest expense.
Income tax expense
Income tax expense and our effective tax rate was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2019	September 23, 2018	Change
Income tax expense	$0.5	$1.9	($1.4)	(74)%
Effective tax rate	(1)%	173%
The change in our effective tax rate for the three months ended September 29, 2019 when compared to the three months ended September 23, 2018 was primarily due to increased impact of tax credits and other deductions as a result of the change from income before taxes for the three months ended September 23, 2018 to loss before taxes for the three months ended September 29, 2019.
In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with lower tax rates than the U.S., and (iii) projected tax credits generated.
Net Loss from Discontinued Operations
We recorded a net loss from discontinued operations of $10.3 million for the three months ended September 23, 2018, which related to operational results of the discontinued operations of the Lighting Products business unit. We did not have any discontinued operations related activity for the three months ended September 29, 2019.

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
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we continue to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three Months Ended
	September 29, 2019	June 30, 2019	Change
Days of sales outstanding (a)	39	34	5
Days of supply in inventory (b)	98	104	(6)
Days in accounts payable (c)	(65)	(72)	7
Cash conversion cycle	72	66	6

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

The increase in our cash conversion cycle was primarily driven by higher days of sales outstanding and lower days in accounts payable, offset by a decrease in days of supply in inventory.
As of September 29, 2019, we had unrealized losses on our investments of $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 29, 2019 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, and we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 29, 2019.

Cash Flows
In summary, our cash flows were as follows:

	Three months ended
	September 29, 2019	September 23, 2018	Change
Cash (used in) provided by operating activities	($20.0)	$44.8	($64.8)	(145)%
Cash used in investing activities	(52.3)	(102.3)	50.0	49%
Cash provided by financing activities	5.4	274.8	(269.4)	(98)%
Effect of foreign exchange changes	(0.3)	0.1	(0.4)	(400)%
Net change in cash and cash equivalents	($67.2)	$217.4	($284.6)	(131)%
Cash Flows from Operating Activities
Net cash used in operating activities decreased primarily due to lower net earnings and a decrease in overall working capital driven by a higher performance related bonus payout in the current period. Total cash provided by operating activities for the three months ended September 23, 2018 includes $3.7 million of cash provided by operating activities of discontinued operations.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights. Cash used in investing activities decreased in the three months ended September 29, 2019 compared to the three months ended September 23, 2018 primarily due to $53.5 million less net purchases of short-term investments offset by an increase in property and equipment purchases of $11.0 million. Total cash used in investing activities for the three months ended September 23, 2018 includes $6.4 million of cash used in investing activities of discontinued operations.
For fiscal 2020, we target approximately $198.0 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
For the three months ended September 29, 2019, our financing activities consisted of net proceeds of $5.4 million from issuances of common stock pursuant to the exercise of employee stock options.
For the three months ended September 23, 2018, our financing activities primarily consisted of proceeds of $575.0 million from the issuance of our 0.875% convertible senior notes due September 1, 2023 (the Notes) and net proceeds of $4.7 million from issuances of common stock pursuant to the exercise of employee stock options, partially offset by the net repayment on our line of credit of $292.0 million and the payment of debt issuance costs of $12.9 million from the issuance of the Notes.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 29, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
Leases (new for fiscal 2020 due to ASC 842 Adoption)
At lease inception, we determine a contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether we have the right to control the use of an identified asset, we assess whether we have the right to direct the use of the identified asset and to obtain substantially all of the economic benefit from the use of the identified asset.
Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Assets and liabilities are recognized based on the present value of lease payments over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of the renewal option is at our sole discretion and we consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities.
Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term.
We have agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with a lease term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates, are not included in the right-of-use assets or liabilities. These variable lease payments are expensed as incurred.
For information about our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Our operating results are substantially dependent on the acceptance of new products.
Our future success may depend on our ability to deliver new, higher performing and/or lower cost solutions for existing and new markets and for customers to accept those solutions. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development, introduction and qualification of new products which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	our ability to introduce new products in a timely and cost-effective manner;

•	our ability to secure volume purchase orders related to new products;

•	qualification and acceptance of our new product and systems designs, specifically entering into automotive applications which require even more stringent levels of qualification and standards;

•	achievement of technology breakthroughs required to make commercially viable products;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence and/or react to evolving standards;

•	acceptance of new technology in certain markets;

•	our ability to protect intellectual property developed in new products;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;

•	our ability to effectively transfer increasingly complex products and technology from development to manufacturing;

•	our customers’ ability to develop competitive products incorporating our products; and

•	market acceptance of our products and our customers’ products.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

•
maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the construction of a state-of-the-art, automated 200mm capable silicon carbide and GaN fabrication facility and a large materials factory;

•
manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, or our logistics operations;

•	expand the capability of information systems to support a more complex business;

•	expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;

•	safeguard confidential information and protect our intellectual property;

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers and executives;

•	attract and retain qualified employees; and

•	execute, maintain and adjust the operational and financial controls that support our business.

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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results. In September 2019, we announced the intent to build the new fabrication facility in Marcy, New York to complement the factory expansion underway at our U.S. campus headquarters in Durham, North Carolina. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:

•	design and construction delays and cost overruns;

•	issues in installing and qualifying new equipment and ramping production;

•	poor production process yields and reduced quality control; and

•	insufficient personnel with requisite expertise and experience to operate a fabrication facility.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, in the third quarter of fiscal 2018, we acquired the Infineon RF Power business and in the fourth quarter of fiscal 2019, we completed the sale of our Lighting Products business unit to IDEAL. If we choose to enter into such transactions, we face certain risks including:

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
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, on May 15, 2019, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and 68 of its affiliates (collectively, “Huawei”) to the “Entity List” maintained by the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items and product support to Huawei. To comply with the Entity List restrictions, we suspended shipments of all products to Huawei and cannot predict when we will be able to resume such shipments, which has reduced our revenue and profit in at least the near term and increased our inventories of product intended for Huawei. If the U.S. Government maintains the restrictions on Huawei or imposes restrictions on sales to other foreign customers, as it did in October 2019 with the addition of 28 new companies to the Entity List, it will reduce company revenue and profit related to those customers at least in the short term and could have a potential longer-term impact. Additionally, like many global manufacturers, we continue to address the short-term and potential long-term impact of the United States tariffs imposed on Chinese goods and corresponding Chinese tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles in the case of the LED industry and fluctuations in product supply and demand. The power, RF, and LED industries have experienced, and may experience in the future, significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure as currently experienced in the LED market. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions. We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.
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
Through acquisitions and organic growth, we continue to expand into new markets and new market segments. Many of our existing customers who purchase our Wolfspeed substrate materials develop and manufacture products using those wafers, die and components that are offered into the same power and RF markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our Wolfspeed substrate materials. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. For example, electric vehicle incentives in China declined in fiscal 2019 and continue to decline. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, efforts to change, eliminate or reduce industry or regulatory standards could negatively impact our Wolfspeed power and LED businesses. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the first quarter of fiscal 2020 with variability between quarters, and may continue to decline in the future.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $33.72 to a high of $68.50 during the twelve months ended September 29, 2019. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Our indebtedness currently consists of $575.0 million aggregate principal amount of the Notes and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit or the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Notice of Grant to Gregg A. Lowe, dated August 26, 2019		8-K	10.1	8/30/2019
10.2	Notice of Grant to Neill P. Reynolds, dated August 26, 2019		8-K	10.2	8/30/2019
10.3	Schedule of Compensation for Non-Employee Directors	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X
104	The cover page from the Cree Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

October 31, 2019

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)