Form 10-Q
period 2019-12-29
CREE, INC.
filed 2020-01-30
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2019
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 24, 2020, was 108,071,430.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 29, 2019

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. Dollars, except share data)	December 29, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$382.6	$500.5
Short-term investments	568.9	550.9
Total cash, cash equivalents and short-term investments	951.5	1,051.4
Accounts receivable, net	137.2	128.9
Inventories	165.3	187.4
Income taxes receivable	1.1	0.2
Prepaid expenses	24.5	23.3
Other current assets	12.8	19.7
Current assets held for sale	0.2	1.9
Total current assets	1,292.6	1,412.8
Property and equipment, net	692.4	625.2
Goodwill	530.0	530.0
Intangible assets, net	187.7	197.9
Other long-term investments	50.7	39.5
Deferred tax assets	6.0	5.6
Other assets	23.4	5.9
Total assets	$2,782.8	$2,816.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$176.7	$200.9
Income taxes payable	2.4	3.0
Accrued contract liabilities	44.4	45.8
Other current liabilities	25.0	18.5
Total current liabilities	248.5	268.2
Long-term liabilities:
Convertible notes, net	480.5	469.1
Deferred tax liabilities	—	2.0
Other long-term liabilities	57.3	36.4
Total long-term liabilities	537.8	507.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 29, 2019 and June 30, 2019; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 29, 2019 and June 30, 2019; 108,031 and 106,570 shares issued and outstanding at December 29, 2019 and June 30, 2019, respectively	0.1	0.1
Additional paid-in-capital	2,919.5	2,874.1
Accumulated other comprehensive income	9.7	9.5
Accumulated deficit	(938.1)	(847.5)
Total shareholders’ equity	1,991.2	2,036.2
Non-controlling interest	5.3	5.0
Total equity	1,996.5	2,041.2
Total liabilities and shareholders’ equity	$2,782.8	$2,816.9
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
(in millions of U.S. Dollars, except share data)
Revenue, net	$239.9	$280.5	$482.7	$554.7
Cost of revenue, net	178.0	177.0	346.6	352.9
Gross profit	61.9	103.5	136.1	201.8
Operating expenses:
Research and development	47.3	40.2	91.0	76.5
Sales, general and administrative	52.8	49.2	110.4	93.1
Amortization or impairment of acquisition-related intangibles	3.6	3.9	7.2	7.8
Loss on disposal or impairment of other assets	0.8	—	1.8	0.4
Other operating expense	13.8	0.2	21.0	3.2
Operating (loss) income	(56.4)	10.0	(95.3)	20.8
Non-operating (income) expense, net	(5.1)	5.6	(6.7)	15.3
(Loss) income before income taxes	(51.3)	4.4	(88.6)	5.5
Income tax expense	1.2	4.6	1.7	6.5
Net loss from continuing operations	(52.5)	(0.2)	(90.3)	(1.0)
Net loss from discontinued operations	—	(2.3)	—	(12.6)
Net loss	(52.5)	(2.5)	(90.3)	(13.6)
Net income attributable to noncontrolling interest	0.3	—	0.3	—
Net loss attributable to controlling interest	($52.8)	($2.5)	($90.6)	($13.6)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($0.49)	$—	($0.84)	($0.01)
Net loss attributable to controlling interest	($0.49)	($0.02)	($0.84)	($0.13)

Weighted average shares - basic and diluted (in thousands)	107,925	102,871	107,519	102,396
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net loss	($52.5)	($2.5)	($90.3)	($13.6)
Other comprehensive loss:
Currency translation loss	—	(0.9)	—	(0.5)
Net unrealized (loss) gain on available-for-sale securities	(0.3)	1.1	0.2	0.8
Comprehensive loss	(52.8)	(2.3)	(90.1)	(13.3)
Net income attributable to non-controlling interest	0.3	—	0.3	—
Comprehensive loss attributable to controlling interest	($53.1)	($2.3)	($90.4)	($13.3)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S Dollars, except share data)	Number of Shares	Par Value
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(37.8)	—	(37.8)	—	(37.8)
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5	—	0.5
Comprehensive loss						(37.3)	—	(37.3)
Tax withholding on vested equity awards	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	17.4	—	—	17.4	—	17.4
Exercise of stock options and issuance of shares	1,127	—	18.6	—	—	18.6	—	18.6
Balance at September 29, 2019	107,697	$0.1	$2,895.8	($885.3)	$10.0	$2,020.6	$5.0	$2,025.6
Net (loss) income	—	—	—	(52.8)	—	(52.8)	0.3	(52.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive (loss) income						(53.1)	0.3	(52.8)
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock-based compensation	—	—	13.4	—	—	13.4	—	13.4
Exercise of stock options and issuance of shares	334	—	10.7	—	—	10.7	—	10.7
Balance at December 29, 2019	108,031	$0.1	$2,919.5	($938.1)	$9.7	$1,991.2	$5.3	$1,996.5
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 24, 2018	101,488	$0.1	$2,549.1	($482.7)	$0.6	$2,067.1	$5.0	$2,072.1
Net loss	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Currency translation gain	—	—	—	—	0.3	0.3	—	0.3
Unrealized loss on available-for-sale securities	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive loss						(11.1)	—	(11.1)
Tax withholding on vested equity awards	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Stock-based compensation	—	—	12.1	—	—	12.1	—	12.1
Exercise of stock options and issuance of shares	1,032	—	15.5	—	—	15.5	—	15.5
Convertible note issuance	—	—	110.6	—	—	110.6	—	110.6
Adoption of ASC 606	—	—	—	10.3	—	10.3	—	10.3
Balance at September 23, 2018	102,520	$0.1	$2,676.5	($483.5)	$0.6	$2,193.7	$5.0	$2,198.7
Net loss	—	—	—	(2.5)	—	(2.5)	—	(2.5)
Currency translation loss	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Unrealized gain on available-for-sale securities	—	—	—	—	1.1	1.1	—	1.1
Comprehensive loss						(2.3)	—	(2.3)
Tax withholding on vested equity awards	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Repurchased shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13.6	—	—	13.6	—	13.6
Exercise of stock options and issuance of shares	553	—	14.6	—	—	14.6	—	14.6
Balance at December 30, 2018	103,073	$0.1	$2,703.6	($486.0)	$0.8	$2,218.5	$5.0	$2,223.5
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018
Operating activities:
Net loss from continuing operations	($90.3)	($1.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	59.3	60.9
Amortization of debt issuance costs and discount	11.4	7.2
Stock-based compensation	29.9	21.0
Loss on disposal or impairment of long-lived assets	1.8	0.7
Amortization of premium/discount on investments	0.1	1.6
(Gain)/loss on equity investment	(9.9)	8.6
Foreign exchange (gain) loss on equity investment	(1.3)	0.5
Deferred income taxes	(2.4)	(4.6)
Changes in operating assets and liabilities:
Accounts receivable, net	(8.2)	(0.3)
Inventories	23.0	(18.7)
Prepaid expenses and other assets	7.8	2.3
Accounts payable, trade	(14.5)	0.5
Accrued salaries and wages and other liabilities	(26.9)	11.9
Accrued contract liabilities	8.4	19.2
Net cash (used in) provided by operating activities of continuing operations	(11.8)	109.8
Net cash provided by operating activities of discontinued operations	—	17.9
Cash (used in) provided by operating activities	(11.8)	127.7
Investing activities:
Purchases of property and equipment	(101.0)	(63.2)
Purchases of patent and licensing rights	(3.3)	(3.8)
Proceeds from sale of property and equipment	1.7	0.2
Purchases of short-term investments	(295.3)	(210.7)
Proceeds from maturities of short-term investments	212.6	83.8
Proceeds from sale of short-term investments	64.8	26.7
Net cash used in investing activities of continuing operations	(120.5)	(167.0)
Net cash used in investing activities of discontinued operations	—	(11.8)
Cash used in investing activities	(120.5)	(178.8)
Financing activities:
Proceeds from long-term debt borrowings	—	95.0
Payments on long-term debt borrowings, including finance lease obligations	(0.1)	(387.0)
Proceeds from convertible notes	—	575.0
Payments of debt issuance costs	—	(12.9)
Proceeds from issuance of common stock	29.3	30.1
Tax withholding on vested equity awards	(14.7)	(11.9)
Net cash provided by financing activities of continuing operations	14.5	288.3
Net cash provided by financing activities of discontinued operations	—	—
Cash provided by financing activities	14.5	288.3
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	(0.1)
Net change in cash and cash equivalents	(117.9)	237.1
Cash and cash equivalents, beginning of period	500.5	118.9
Cash and cash equivalents, end of period	$382.6	$356.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Cree, Inc. (the Company) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride materials, products for power and radio-frequency (RF) applications and specialty lighting-class light emitting diode (LED) products. The Company's silicon carbide and gallium nitride (GaN) materials and products are targeted for applications such as transportation, power supplies, inverters, wireless systems, and the Company's LEDs are targeted for indoor and outdoor lighting, electronic signs and signals and video displays.
The Company operates in two reportable segments:
•Wolfspeed, which consists of silicon carbide and GaN materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. The Company's materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. The Company's materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
•LED Products, which consists of LED chips and LED components. The Company's LED products enable its customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at December 29, 2019, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2019 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (fiscal 2019). The results of operations for the three and six months ended December 29, 2019 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2020 (fiscal 2020). Historical periods presented include reclassifications to reflect discontinued operations (see Note 2, "Discontinued Operations").
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
The Company revised net cash provided by operating activities and net cash provided by financing activities for the six months ended December 30, 2018 to correct the presentation of tax withholding for stock option exercises. The Company increased net cash provided by operating activities by $11.9 million and decreased net cash provided by financing activities by the same amount. The Company will also revise the unaudited consolidated statements of cash flows for the year to date period ended March 31, 2019 in the unaudited interim consolidated financial statements to be filed in the Quarterly Report on Form 10-Q for the corresponding period in fiscal 2020 to correct the presentation of tax withholding for stock option exercises. The revisions will result in an increase to net cash provided by operating activities of $12.4 million and a decrease to net cash provided by financing activities by the same amount. The Company concluded these errors were not material individually or in the aggregate to any of the periods impacted.
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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02: Leases (Topic 842) (ASC 842), and ASU 2018-10: Codification Improvements to ASC 842, Leases. These ASUs require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term and requires enhanced disclosures about an entity’s leasing arrangements. The Company adopted this standard on July 1, 2019, under the modified retrospective transition approach with the cumulative effect of application recognized at the effective date, without adjustment to prior comparative periods. The Company elected to utilize the transition package of practical expedients that allows the Company to not reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Further, the Company elected the practical expedient to not separate lease and non-lease components for all leases and account for the combined lease and non-lease components as a single lease component. The Company also made an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheets.
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
The reported results as of and for the three and six months ended December 29, 2019 reflect the application of the new accounting guidance, while the reported results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting under ASC 840, Leases.
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
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application and simplifies other areas of Topic 740 by clarifying and amending existing guidance. Early adoption is permitted, provided that the Company reflects any adjustments as of the beginning of the annual period that includes the interim period for which such early adoption occurs. Additionally, the Company must adopt all the amendments in the same period if early adoption is elected. The Company will adopt this standard on or before June 28, 2021 and does not expect this standard to have a material impact on its consolidated financial statements.
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
The Company has classified the results of the Lighting Products business unit as discontinued operations, the results of which for the three and six months ended December 30, 2018 are as follows:

	Three months ended	Six months ended
(in millions of U.S. Dollars)	December 30, 2018	December 30, 2018
Revenue, net	$132.5	$266.6
Cost of revenue, net	100.8	205.0
Gross profit	31.7	61.6
Operating expenses:
Research and development	8.9	18.6
Sales, general and administrative	23.2	47.0
Amortization or impairment of acquisition-related intangibles	2.5	7.1
Loss on disposal or impairment of long-lived assets	0.2	0.3
Other operating expense	(0.5)	1.4
Operating loss	(2.6)	(12.8)
Non-operating income	(0.1)	(0.3)
Loss before income taxes	(2.5)	(12.5)
Income tax expense	(0.2)	0.1
Net loss	($2.3)	($12.6)
The Company did not have any discontinued operations activity for the three and six months ended December 29, 2019.
The Company recognized $2.6 million and $5.6 million in administrative fees for the three and six months ended December 29, 2019 relating to the TSA, of which $0.8 million are included in accounts receivable, net in the consolidated balance sheets as of December 29, 2019. These fees were recorded as a reduction of sales, general and administrative expense in the consolidated statements of operations.
The Company recognized $3.6 million and $6.5 million in revenue for the three and six months ended December 29, 2019 related to the LED Supply Agreement, of which $1.8 million was included in accounts receivable, net in the consolidated balance sheets as of December 29, 2019. Additionally, the Company recorded a contract liability of $11.6 million relating to the

LED Supply Agreement as of December 29, 2019. The contract liability is recognized in contract liabilities and other long-term liabilities on the consolidated balance sheets.
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
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue, price protection guarantees and the Company's liability under the LED Supply Agreement. Contract liabilities were $88.8 million as of December 29, 2019 and $80.4 million as of June 30, 2019. The increase was primarily due to increased customer deposits. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable.
Disaggregated revenue by geography is presented in Note 14, "Reportable Segments". For the three and six months ended December 29, 2019, the Company recognized revenue of $1.2 million and $2.2 million that was included in contract liabilities as of June 30, 2019. The amount recognized primarily related to the recognition of contingent liabilities related to the LED Supply Agreement and deferred revenue. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and six months ended December 29, 2019.
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
The Company's finance lease obligations primarily relate to Wolfspeed manufacturing space in Malaysia.
Accounting Policy
At lease inception, the Company determines an arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and the Company obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset.
Right-of-use assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Assets and liabilities are recognized based on the present value of lease payments over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of the renewal option is at the Company's sole discretion and the Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities. The Company will remeasure its lease liability and adjust the related right-of-use asset upon the occurrence of the following: lease modifications not accounted for as a separate contract; a triggering event that changes the certainty of the lessee exercising an option to renew or terminate the lease, or purchase the underlying asset; a change to the amount probable of being owed by the Company under a residual value guarantee; or the resolution of a contingency upon which the variable lease payments are based such that those payments become fixed.
Because most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company would use the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations.
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

Balance Sheet
Lease assets and liabilities as of December 29, 2019, and the corresponding balance sheet classifications, are as follows (in millions of U.S. Dollars):

Operating Leases:
Right-of-use asset (1)	$14.2

Current lease liability (2)	5.2
Non-current lease liability (3)	8.8
Total operating lease liabilities	14.0

Finance Leases:
Finance lease assets (1)	3.7

Current portion of finance lease obligations (2)	0.9
Finance lease obligations, less current portion (3)	2.3
Total finance lease obligations	3.2
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $1.6 million and $3.0 million for three and six months ended December 29, 2019. Short-term lease expense, variable lease expense and lease income were immaterial for the three and six months ended December 29, 2019.
Finance lease amortization and interest expense were less than $0.1 million for the three and six months ended December 29, 2019.
Cash Flows
Cash flow information consisted of the following:

Six months ended
(in millions of U.S. Dollars)	December 29, 2019
Cash used in operating activities:
Cash paid for operating leases	$1.6
Cash paid for interest portion of financing leases (1)	—
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.1
Non-cash operating activities:
Operating lease additions due to adoption of ASC 842	12.2
Operating lease modifications, net	4.6
Finance lease additions	3.3
(1) Less than $0.1 million for the six months ended December 29, 2019.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of December 29, 2019 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 28, 2020 (remainder of fiscal 2020)	$3.5	$0.7	$4.2
June 27, 2021	4.3	0.4	4.7
June 26, 2022	3.4	0.4	3.8
June 25, 2023	1.8	0.4	2.2
June 30, 2024	0.9	0.4	1.3
Thereafter	1.0	1.2	2.2
Total lease payments	14.9	3.5	18.4
Imputed lease interest	(0.9)	(0.3)	(1.2)
Total lease liabilities	$14.0	$3.2	$17.2
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months)	42	83
Weighted average discount rate	3.72%	3.40%
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on its operating leases as of June 30, 2019, were as follows:

Fiscal Years Ending	(in millions of U.S. Dollars)
June 28, 2020	$4.1
June 27, 2021	2.3
June 26, 2022	1.2
June 25, 2023	0.7
June 30, 2024	—
Thereafter	—
Total future minimum rental payments	$8.3

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	December 29, 2019	June 30, 2019
Billed trade receivables	$133.0	$125.8
Unbilled contract receivables	0.7	0.7
Royalties	3.9	2.8
	137.6	129.3
Allowance for bad debts	(0.4)	(0.4)
Accounts receivable, net	$137.2	$128.9
Inventories

Inventories consisted of the following:

(in millions of U.S. Dollars)	December 29, 2019	June 30, 2019
Raw material	$42.8	$42.4
Work-in-progress	81.4	101.1
Finished goods	41.1	43.9
Inventories	$165.3	$187.4
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	December 29, 2019	June 30, 2019
Accounts payable, trade	$91.3	$90.7
Accrued salaries and wages	46.1	70.9
Accrued expenses	33.7	34.0
Other	5.6	5.3
Accounts payable and accrued expenses	$176.7	$200.9
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Factory optimization restructuring	$1.2	$—	$2.4	$—
Severance and other restructuring	—	—	0.8	2.6
Total restructuring costs	1.2	—	3.2	2.6
Project, transformation and transaction costs	10.8	0.2	13.4	0.6
Factory optimization start-up costs	1.5	—	2.9	—
Non-restructuring related executive severance	0.3	—	1.5	—
Other operating expense	$13.8	$0.2	$21.0	$3.2
Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes, consisted of the following:

(in millions of U.S. Dollars)	December 29, 2019	June 30, 2019
Currency translation gain	$9.5	$9.5
Net unrealized gain on available-for-sale securities	0.2	—
Accumulated other comprehensive income, net of taxes	$9.7	$9.5
Reclassifications Out of Accumulated Other Comprehensive Income

The Company reclassified a net gain of $0.1 million out of accumulated other comprehensive income for the three and six months ended December 29, 2019 and reclassified a net loss of $0.1 million out of accumulated other comprehensive income for the three and six months ended December 30, 2018. Amounts were reclassified to non-operating (income) expense, net on the consolidated statements of operations.
Non-Operating (Income) Expense, net
The following table summarizes the components of non-operating (income) expense, net:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Foreign currency (gain) loss, net	($1.2)	$—	($1.1)	$0.6
(Gain) loss on sale of investments, net	(0.1)	0.1	(0.1)	0.1
(Gain) loss on equity investment, net	(6.4)	1.9	(9.9)	8.6
Interest expense, net	2.8	3.6	4.7	6.0
Other, net	(0.2)	—	(0.3)	—
Non-operating (income) expense, net	($5.1)	$5.6	($6.7)	$15.3
The change in (gain) loss on equity investment, net is due to the increase in the Lextar Electronics Corporation (Lextar) stock price.
Statements of Cash Flows - non-cash activities

	Six months ended
Non-cash operating activities	December 29, 2019	December 30, 2018
Increase of right-of-use assets and lease liabilities(1)	$15.5	$—
Lease asset and liability modifications, net	4.6	—
(1) $12.2 million relates to the increase of right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 4, "Leases", for further information.
Accrued property and equipment as of December 29, 2019 and December 30, 2018 was $6.2 million and $16.3 million, respectively.
Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

Short-term investments as of December 29, 2019 and June 30, 2019 consisted of the following:

	December 29, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$50.7	$0.4	$—	$51.1
Corporate bonds	326.5	1.2	(0.1)	327.6
U.S. agency securities	21.5	—	—	21.5
U.S. treasury securities	96.3	0.1	—	96.4
Non-U.S. certificates of deposit	45.6	—	—	45.6
U.S. certificates of deposit	20.6	—	—	20.6
Commercial paper	6.1	—	—	6.1
Total short-term investments	$567.3	$1.7	($0.1)	$568.9

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$78.2	$0.4	($0.1)	$78.5
Corporate bonds	256.0	1.0	—	257.0
U.S. agency securities	25.6	—	—	25.6
U.S. treasury securities	92.4	0.1	—	92.5
Non-U.S. certificates of deposit	49.1	1.1	—	50.2
U.S. certificates of deposit	22.4	—	—	22.4
Variable rate demand note	16.9	—	—	16.9
Commercial paper	7.8	—	—	7.8
Total short-term investments	$548.4	$2.6	($0.1)	$550.9

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	December 29, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$8.4	$—	$1.5	$—	$9.9	$—
Corporate bonds	87.2	(0.1)	—	—	87.2	(0.1)
U.S. agency securities	13.6	—	—	—	13.6	—
U.S. treasury securities	35.8	—	—	—	35.8	—
Total	$145.0	($0.1)	$1.5	$—	$146.5	($0.1)
Number of securities with an unrealized loss		111		2		113

	June 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4.3	$—	$29.8	($0.1)	$34.1	($0.1)
Corporate bonds	41.8	—	14.7	—	56.5	—
U.S. agency securities	7.7	—	—	—	7.7	—
U.S. treasury securities	2.0	—	3.9	—	5.9	—
Total	$55.8	$—	$48.4	($0.1)	$104.2	($0.1)
Number of securities with an unrealized loss		46		47		93
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains of $0.1 million for the three and six month periods ended December 29, 2019 and realized losses of $0.1 million for the three and six month periods ended December 30, 2018 are included in non-operating (income) expense in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. Accordingly, the Company considered declines in its investments to be temporary in nature, and did not consider its investments to be impaired as of December 29, 2019 and June 30, 2019.

The contractual maturities of short-term investments as of December 29, 2019 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$20.6	$30.5	$—	$—	$51.1
Corporate bonds	180.5	147.1	—	—	327.6
U.S. agency securities	6.0	15.5	—	—	21.5
U.S. treasury securities	80.6	15.8	—	—	96.4
Non-U.S. certificates of deposit	44.6	1.0	—	—	45.6
U.S. certificates of deposit	20.6	—	—	—	20.6
Commercial paper	6.1	—	—	—	6.1
Total short-term investments	$359.0	$209.9	$—	$—	$568.9

Note 7 – Fair Value of Financial Instruments
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is categorized into three levels based on the reliability of inputs as follows:
•Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.
•Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of December 29, 2019 and June 30, 2019, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 29, 2019 and June 30, 2019.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	December 29, 2019				June 30, 2019
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53.3	$—	$—	$53.3	$95.0	$—	$—	$95.0
Corporate bonds	—	3.6	—	3.6	—	15.0	—	15.0
U.S. agency securities	—	13.0	—	13.0	—	18.8	—	18.8
U.S. treasury securities	—	—	—	—	2.5	—	—	2.5
U.S. certificates of deposit	—	—	—	—	—	—	—	—
Non-U.S. certificates of deposit	—	47.3	—	47.3	—	105.8	—	105.8
Commercial paper	—	—	—	—	—	1.0	—	1.0
Total cash equivalents	53.3	63.9	—	117.2	97.5	140.6	—	238.1
Short-term investments:
Municipal bonds	—	51.1	—	51.1	—	78.5	—	78.5
Corporate bonds	—	327.6	—	327.6	—	257.0	—	257.0
U.S. agency securities	—	21.5	—	21.5	—	25.6	—	25.6
U.S. treasury securities	96.4	—	—	96.4	92.5	—	—	92.5
U.S. certificates of deposit	—	20.6	—	20.6	—	22.4	—	22.4
Non-U.S. certificates of deposit	—	45.6	—	45.6	—	50.2	—	50.2
Commercial paper	—	6.1	—	6.1	—	7.8	—	7.8
Variable rate demand note	—	—	—	—	—	16.9	—	16.9
Total short-term investments	96.4	472.5	—	568.9	92.5	458.4	—	550.9
Other long-term investments:
Common stock of non-U.S. corporations	—	50.7	—	50.7	—	39.5	—	39.5
Total assets	$149.7	$587.1	$—	$736.8	$190.0	$638.5	$—	$828.5

Note 8 – Goodwill and Intangible Assets
Goodwill
Goodwill by reporting unit as of December 29, 2019 was as follows:

(in millions of U.S. Dollars)	December 29, 2019
Wolfspeed	$349.7
LED Products	180.3
Total	$530.0

There were no changes in goodwill during the six months ended December 29, 2019.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	December 29, 2019			June 30, 2019
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$147.8	($66.9)	$80.9	$147.8	($63.8)	$84.0
Developed technology	74.9	(27.0)	47.9	75.9	(24.5)	51.4
Non-compete agreements	12.2	(5.6)	6.6	12.2	(4.1)	8.1
Trade names, finite-lived	0.5	(0.5)	—	0.5	(0.5)	—
Acquisition related intangible assets	235.4	(100.0)	135.4	236.4	(92.9)	143.5
Patent and licensing rights	112.8	(60.5)	52.3	120.4	(66.0)	54.4
Total intangible assets	$348.2	($160.5)	$187.7	$356.8	($158.9)	$197.9
Total amortization of acquisition-related intangibles assets was $3.6 million and $7.2 million for the three and six months ended December 29, 2019 and $3.9 million and $7.8 million for the three and six months ended December 30, 2018, respectively. Total amortization of patents and licensing rights was $2.3 million and $4.5 million for the three and six months ended December 29, 2019 and $2.5 million and $4.9 million for the three and six months ended December 30, 2018.
In the first quarter of fiscal 2020, $0.9 million of developed technology, net relating to a favorable lease was reclassified as a right-of-use asset in accordance with the Company's adoption of ASC 842, Leases.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 28, 2020 (remainder of fiscal 2020)	$7.2	$4.4	$11.6
June 27, 2021	14.5	8.1	22.6
June 26, 2022	13.5	7.3	20.8
June 25, 2023	11.0	6.3	17.3
June 30, 2024	10.4	5.4	15.8
Thereafter	78.8	20.8	99.6
Total future amortization expense	$135.4	$52.3	$187.7

Note 9 – Long-term Debt
Revolving Line of Credit
As of December 29, 2019, the Company had a $250.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2022. On December 16, 2019, the Company entered into an amendment to the Credit Agreement to reduce the aggregate amount of the revolving line of credit available from $500.0 million to $250.0 million and to revise the Credit Agreement's financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of December 29, 2019, the Company had no outstanding borrowings under the Credit Agreement, $250.0 million in available commitments under the Credit Agreement and $250.0 million available for borrowing. For the three and six months ended December 29, 2019, the average interest rate was 0.00%. As of December 29, 2019, the unused line fee on available borrowings is 25 basis points. The Company was in compliance with all covenants under the Credit Agreement at December 29, 2019.
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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	December 29, 2019	June 30, 2019
Principal	$575.0	$575.0
Unamortized discount and issuance costs	(94.5)	(105.9)
Net carrying amount	$480.5	$469.1
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	December 29, 2019	June 30, 2019
Discount related to value of conversion option	$113.3	$113.3
Debt issuance costs	(2.7)	(2.7)
Net carrying amount	$110.6	$110.6
The interest expense recognized related to the Notes is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Interest expense	$1.2	$1.3	$2.5	$1.7
Amortization of discount and issuance costs	5.8	5.4	11.4	7.2
Total interest expense	$7.0	$6.7	$13.9	$8.9
The estimated fair value of the Notes is $619.6 million as of December 29, 2019, as determined by a Level 2 valuation.
Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars, except share data)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net loss from continuing operations	($52.5)	($0.2)	($90.3)	($1.0)
Net income attributable to noncontrolling interest	0.3	—	0.3	—
Loss from continuing operations attributable to controlling interest	(52.8)	(0.2)	(90.6)	(1.0)
Net loss from discontinued operations	—	(2.3)	—	(12.6)
Net loss attributable to controlling interest	($52.8)	($2.5)	($90.6)	($13.6)

Weighted average shares - basic and diluted (in thousands)	107,925	102,871	107,519	102,396

Loss per share - basic and diluted:
Continuing operations attributable to controlling interest	($0.49)	$—	($0.84)	($0.01)
Discontinued operations	$—	($0.02)	$—	($0.12)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three and six months ended December 29, 2019, 5.2 million and 5.5 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended December 30, 2018, 6.4 million and 6.6 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
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

The Company’s stock-based awards can be either service-based or performance-based.  Performance-based conditions are generally tied to future financial and/or operating performance of the Company and/or external based market metrics. The compensation expense with respect to performance-based grants is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period, and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. As with non-performance based awards, compensation expense is recognized over the vesting period. For performance awards with market conditions, the Company estimates the grant date fair value using the Monte Carlo valuation model and expenses the awards over the vesting period regardless of whether the market condition is ultimately satisfied.
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
Stock Option Awards
A summary of stock option awards outstanding as of December 29, 2019 and changes during the six months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	2,418	$39.81
Granted	—	$—
Exercised	(537)	$36.42
Forfeited or expired	(27)	$50.34
Outstanding at December 29, 2019	1,854	$40.65
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of December 29, 2019 and changes during the six months then ended is as follows:

(awards and units in thousands)	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2019	3,081	$34.99
Granted	988	$57.65
Vested	(988)	$30.39
Forfeited	(144)	$30.78
Nonvested at December 29, 2019	2,937	$44.37
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Cost of revenue, net	$2.5	$1.8	$4.7	$3.4
Research and development	2.4	2.2	4.8	3.7
Sales, general and administrative	8.1	7.0	20.4	13.9
Total stock-based compensation expense	$13.0	$11.0	$29.9	$21.0
Stock-based compensation expense may differ from the impact of stock-based compensation to additional paid in capital due to manufacturing related stock-based compensation capitalized within inventory.
Note 12 – Income Taxes
In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with differing tax rates than the U.S. and (iii) projected tax credits generated.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets, as of the six months ended December 29, 2019.
As of June 30, 2019, the U.S. valuation allowance was $177.6 million. During the six months ended December 29, 2019, the Company did not record any material movement in its U.S. valuation allowance. As of June 30, 2019, the Luxembourg valuation allowance was $7.6 million. During the six months ended December 29, 2019, the Company decreased this valuation allowance by $2.8 million due to year-to-date income in Luxembourg.
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
As of June 30, 2019, the Company's liability for unrecognized tax benefits was $8.2 million. During the six months ended December 29, 2019, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of December 29, 2019 was $8.2 million. If any portion of this $8.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.9 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
•Wolfspeed
•LED Products
The Wolfspeed segment includes silicon carbide materials, power devices and RF devices and the LED Products segment includes LED chips and LED components.
Financial Results by Reportable Segment
The tables below reflect the results of the Company's reportable segments as reviewed by the CODM for the three and six month periods ended December 29, 2019 and December 30, 2018. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
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

Revenue, gross profit and gross margin for each of the Company's segments were as follows:

	Three months ended		Six months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Revenue:
Wolfspeed revenue	$120.7	$135.3	$248.4	$262.7
LED Products revenue	119.2	145.2	234.3	292.0
Total revenue	$239.9	$280.5	$482.7	$554.7

Gross Profit and Gross Margin:
Wolfspeed gross profit	$41.8	$64.7	$100.8	$125.1
Wolfspeed gross margin	34.6%	47.8%	40.6%	47.6%
LED Products gross profit	26.5	43.5	48.6	84.8
LED Products gross margin	22.2%	30.0%	20.7%	29.0%
Total segment gross profit	68.3	108.2	149.4	209.9
Unallocated costs	(6.4)	(4.7)	(13.3)	(6.9)
COGS acquisition related costs	—	—	—	(1.2)
Consolidated gross profit	$61.9	$103.5	$136.1	$201.8
Consolidated gross margin	25.8%	36.9%	28.2%	36.4%
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Six months ended
	December 29, 2019		December 30, 2018		December 29, 2019		December 30, 2018
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$60.7	25.3%	$62.8	22.4%	$116.1	24.1%	$129.0	23.3%
China	72.2	30.1%	105.6	37.6%	145.4	30.1%	206.6	37.2%
Europe	60.5	25.2%	64.1	22.9%	123.5	25.6%	133.9	24.1%
Other	46.5	19.4%	48.0	17.1%	97.7	20.2%	85.2	15.4%
Total	$239.9		$280.5		$482.7		$554.7
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
Inventories for each of the Company's segments were as follows:

	December 29, 2019	June 30, 2019
Wolfspeed	$84.6	$81.6
LED Products	76.2	99.2
Total segment inventories	160.8	180.8
Unallocated inventories	4.5	6.6
Consolidated inventories	$165.3	$187.4

Note 15 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In April 2018, the Company approved a corporate restructuring plan. The purpose was to restructure and realign the Company's cost base with the long-range business strategy that was announced in February 2018. The restructuring activity was completed in the second quarter of fiscal 2019. For the three and six months ended December 30, 2018, $0.0 million and $2.6 million was expensed relating to this corporate restructuring plan.
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
The Company expects approximately $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three and six months ended December 29, 2019, the Company expensed and paid $1.2 million and $2.4 million of restructuring charges related to the factory optimization plan.
In September 2019, the Company announced its intent to build the new fabrication facility in Marcy, New York to complement the factory expansion underway at its U.S. campus headquarters in Durham, North Carolina. The Company has not started building the facility and is currently evaluating the impact of this decision on future restructuring charges.
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.0 million and $0.8 million in contract termination costs during the three and six months ended December 29, 2019, of which $0.4 million is accrued in other current liabilities as of December 29, 2019.

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
Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride materials, products for power and radio-frequency (RF) applications and specialty lighting-class light emitting diode (LED) products. Our silicon carbide and gallium nitride (GaN) materials and products are targeted for applications such as transportation, power supplies, inverters, wireless systems, and our LEDs are targeted for indoor and outdoor lighting, electronic signs and signals and video displays.
We operate in two reportable segments:
•Wolfspeed, which consists of silicon carbide and GaN materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
•LED Products, which consists of LED chips and LED components. Our LED products enable our customers to develop and market LED-based products for lighting, video screens, automotive and specialty lighting applications.
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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications using silicon carbide power devices, GaN and silicon RF devices, and LEDs. Our potential for growth depends significantly on the adoption of silicon carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market, the continued adoption of LEDs and LED lighting, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition of tariffs or export bans to specific customers or countries could reduce or limit demand for our products in certain markets.
•Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development and production equipment. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power, RF and LED markets we serve. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.
•Technological Innovation and Advancement. Innovations and advancements in materials, power, RF, and LED technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.
•Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation is common.
Overview of the six months ended December 29, 2019
The following is a summary of our financial results for the six months ended December 29, 2019:
•Revenue decreased to $482.7 million for the six months ended December 29, 2019 from $554.7 million for the six months ended December 30, 2018.
•Gross profit decreased to $136.1 million for the six months ended December 29, 2019 from $201.8 million for the six months ended December 30, 2018. Gross margin was 28.2% for the six months ended December 29, 2019 and 36.4% for the six months ended December 30, 2018.
•Operating loss was $95.3 million for the six months ended December 29, 2019 compared to operating income of $20.8 million for the six months ended December 30, 2018.
•Diluted loss per share from continuing operations was $0.84 for the six months ended December 29, 2019 compared to $0.01 for the six months ended December 30, 2018.
•Combined cash, cash equivalents and short-term investments was $951.5 million at December 29, 2019 and $1,051.4 million at June 30, 2019.
•Cash used in operating activities from continuing operations was $11.8 million for the six months ended December 29, 2019 compared to cash provided by operating activities from continuing operations of $109.8 million for the six months ended December 30, 2018.
•Purchases of property and equipment were $101.0 million for the six months ended December 29, 2019 compared to $63.2 million for the six months ended December 30, 2018.

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
We are focused on the following priorities to support our goals of delivering higher revenue and shareholder returns over time:
•Wolfspeed - invest in the business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules, and GaN and silicon RF devices.
•LED Products - focus our efforts where our best-in-class technology and application-optimized solutions are differentiated and valued.
Results of Operations
Selected consolidated statements of operations data for the three and six months ended December 29, 2019 and December 30, 2018 is as follows:

	Three months ended				Six months ended
	December 29, 2019		December 30, 2018		December 29, 2019		December 30, 2018
(in millions of U.S. Dollars, except share data)	Dollars	% of Revenue	Dollars	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$239.9	100.0%	$280.5	100.0%	$482.7	100.0%	$554.7	100.0%
Cost of revenue, net	178.0	74.2	177.0	63.1	346.6	71.8	352.9	63.6
Gross profit	61.9	25.8	103.5	36.9	136.1	28.2	201.8	36.4
Research and development	47.3	19.7	40.2	14.3	91.0	18.9	76.5	13.8
Sales, general and administrative	52.8	22.0	49.2	17.5	110.4	22.9	93.1	16.8
Amortization or impairment of acquisition-related intangibles	3.6	1.5	3.9	1.4	7.2	1.5	7.8	1.4
Loss on disposal or impairment of other assets	0.8	0.3	—	—	1.8	0.4	0.4	0.1
Other operating expense	13.8	5.8	0.2	0.1	21.0	4.4	3.2	0.6
Operating (loss) income	(56.4)	(23.5)	10.0	3.6	(95.3)	(19.7)	20.8	3.7
Non-operating (income) expense, net	(5.1)	(2.1)	5.6	2.0	(6.7)	(1.4)	15.3	2.8
(Loss) income before income taxes	(51.3)	(21.4)	4.4	1.6	(88.6)	(18.4)	5.5	1.0
Income tax expense	1.2	0.5	4.6	1.6	1.7	0.4	6.5	1.2
Net loss from continuing operations	($52.5)	(21.9)	($0.2)	(0.1)	($90.3)	(18.7)	($1.0)	(0.2)
Net loss from discontinued operations	—	—	(2.3)	(0.8)	—	—	(12.6)	(2.3)
Net loss	(52.5)	(21.9)	(2.5)	(0.9)	(90.3)	(18.7)	(13.6)	(2.5)
Net income attributable to non-controlling interest	0.3	0.1	—	—	0.3	0.1	—	—
Net loss attributable to controlling interest	($52.8)	(22.0)	($2.5)	(0.9)	($90.6)	(18.8)	($13.6)	(2.5)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($0.49)		$—		($0.84)		($0.01)
Net loss attributable to controlling interest	($0.49)		($0.02)		($0.84)		($0.13)

Revenue

Revenue was comprised of the following:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Wolfspeed revenue	$120.7	$135.3	($14.6)	(11)%	$248.4	$262.7	($14.3)	(5)%
Percent of revenue	50%	48%			51%	47%
LED Products revenue	119.2	145.2	(26.0)	(18)%	234.3	292.0	(57.7)	(20)%
Percent of revenue	50%	52%			49%	53%
Total revenue	$239.9	$280.5	($40.6)	(14)%	$482.7	$554.7	($72.0)	(13)%
Wolfspeed Segment Revenue
The decrease in Wolfspeed segment revenue for the three and six months ended December 29, 2019 compared to the three and six months ended December 30, 2018 was due to weakening demand in Power and RF product lines and the continued trade dispute between the United States and China.
For the three months ended December 29, 2019, the Wolfspeed segment had a 6% increase in overall average selling prices (ASP) offset by a 16% decrease in the number of units sold. The increase in ASP was due to a greater mix of higher priced products.
For the six months ended December 29, 2019, the Wolfspeed segment had a 27% increase in ASP offset by a 26% decrease in the number of units sold. The increase in ASP was due to a greater mix of higher priced products.
LED Products Segment Revenue
LED Products segment revenue for both the three and six months ended December 29, 2019 decreased due to an overall market pause in global LED demand. The LED Products segment had an 8% decrease in the number of units sold and an 11% decrease in ASP for the three months ended December 29, 2019 and an 8% decrease in the number of units sold and a 12% decrease in ASP for the six months ended December 29, 2019.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Wolfspeed gross profit	$41.8	$64.7	($22.9)	(35)%	$100.8	$125.1	($24.3)	(19)%
Wolfspeed gross margin	34.6%	47.8%			40.6%	47.6%
LED Products gross profit	26.5	43.5	(17.0)	(39)%	48.6	84.8	(36.2)	(43)%
LED Products gross margin	22.2%	30.0%			20.7%	29.0%
Unallocated costs	(6.4)	(4.7)	(1.7)	(36)%	(13.3)	(6.9)	(6.4)	(93)%
COGS acquisition related costs	—	—	—	—%	—	(1.2)	1.2	100%
Consolidated gross profit	$61.9	$103.5	($41.6)	(40)%	$136.1	$201.8	($65.7)	(33)%
Consolidated gross margin	25.8%	36.9%			28.2%	36.4%
Wolfspeed Segment Gross Profit and Gross Margin
The decreases in Wolfspeed segment gross profit and gross margin for the three and six months ended December 29, 2019 compared to the three and six months ended December 30, 2018 are primarily due to higher product costs, lower yields and product mix shift, as well as higher inventory reserves related to product manufactured for Huawei Technologies Co., Ltd. and its affiliates.
LED Products Segment Gross Profit and Gross Margin
The decreases in LED Products segment gross profit and gross margin for the three and six months ended December 29, 2019 compared to the three and six months ended December 30, 2018 are primarily due to lower revenue as a result of decreasing demand, as well as underutilization resulting from lower factory volumes.

Unallocated Costs
Unallocated costs primarily consist of manufacturing employees' stock-based compensation, expenses for annual incentive plans, and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
The increases in unallocated costs in both periods were primarily attributable to increased accruals for annual incentives, stock-based compensation and matching contributions under our 401(k) plan. Increases in these categories were primarily the result of increased headcount.
COGS Acquisition Related Costs
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
Research and development expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Research and development	$47.3	$40.2	$7.1	18%	$91.0	$76.5	$14.5	19%
Percent of revenue	20%	14%			19%	14%
The increase in research and development expenses for both periods was primarily due to our continued investment in our silicon carbide and GaN technologies.
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
Sales, general and administrative expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Sales, general and administrative	$52.8	$49.2	$3.6	7%	$110.4	$93.1	$17.3	19%
Percent of revenue	22%	18%			23%	17%
The increase in sales, general and administrative expenses for the three and six months ended December 29, 2019 compared to the three and six months ended December 30, 2018 are primarily due to increases in salaries and benefits, stock-based compensation and professional service fees related to transition services from the sale of the Lighting Products business unit.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Customer relationships	$1.6	$1.8	($0.2)	(11)%	$3.1	$3.6	($0.5)	(14)%
Developed technology	1.2	1.3	(0.1)	(8)%	2.6	2.7	(0.1)	(4)%
Non-compete agreements	0.8	0.8	—	—%	1.5	1.5	—	—%
Total amortization	$3.6	$3.9	($0.3)	(8)%	$7.2	$7.8	($0.6)	(8)%
Amortization of intangible assets stayed fairly consistent due to the absence of significant intangible-related activity between the periods. Amortization of customer relationships decreased slightly in each period due to certain intangible assets relating to customer relationships reaching the end of their amortization period in fiscal 2019.
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Loss on disposal or impairment of other assets	$0.8	$—	$0.8	100%	$1.8	$0.4	$1.4	350%
Loss on disposal or impairment of other assets for the three months ended December 29, 2019 primarily relates to the impairment of certain leasehold improvements.
Loss on disposal or impairment of other assets for the six months ended December 29, 2019 primarily relates to write-offs of impaired or abandoned patents as well as the impairment of certain leasehold improvements.
Other Operating Expense
Other operating expense was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Factory optimization restructuring	$1.2	$—	$1.2	100%	$2.4	$—	$2.4	100%
Severance and other restructuring	—	—	—	—%	0.8	2.6	(1.8)	(69)%
Total restructuring costs	1.2	—	1.2	100%	3.2	2.6	0.6	23%
Project, transformation and transaction costs	10.8	0.2	10.6	*	13.4	0.6	12.8	*
Factory optimization start-up costs	1.5	—	1.5	100%	2.9	—	2.9	100%
Non-restructuring related executive severance	0.3	—	0.3	100%	1.5	—	1.5	100%
Other operating expense	$13.8	$0.2	$13.6	*	$21.0	$3.2	$17.8	*
*Percentage change not meaningful.
Factory optimization restructuring costs relate to the movement of equipment as well as disposals on certain long-lived assets. Severance and other restructuring costs relate to corporate restructuring plans. See Note 15, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our restructuring costs.

Project, transformation and transaction costs primarily relate to professional services fees associated with acquisitions, divestitures and internal transformation programs.
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts.
The increase in other operating expense was primarily due to increased project, transformation and transaction costs, start-up costs, and the addition of non-restructuring related executive severance costs in the three and six months ended December 29, 2019.
Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
(Gain) loss on sale of investments, net	($0.1)	$0.1	($0.2)	(200)%	($0.1)	$0.1	($0.2)	(200)%
(Gain) loss on equity investment, net	($6.4)	$1.9	($8.3)	(437)%	($9.9)	$8.6	($18.5)	(215)%
Foreign currency (gain) loss, net	(1.2)	—	(1.2)	(100)%	(1.1)	0.6	(1.7)	(283)%
Interest expense, net	2.8	3.6	(0.8)	(22)%	4.7	6.0	(1.3)	(22)%
Other, net	(0.2)	—	(0.2)	(100)%	(0.3)	—	(0.3)	(100)%
Non-operating (income) expense, net	($5.1)	$5.6	($10.7)	(191)%	($6.7)	$15.3	($22.0)	(144)%
(Gain) loss on equity investment, net. The gain on equity investment for the three and six months ended December 29, 2019 was due to the increase in fair value of our Lextar Electronics Corporation (Lextar) investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 14.75 New Taiwanese Dollars (TWD) per share at June 30, 2019 to 16.05 TWD at September 29, 2019 and to 18.40 TWD at December 29, 2019.
The loss on equity investment for the three and six months ended December 30, 2018 was due to Lextar’s share price decreasing from 21.00 TWD per share at June 24, 2018 to 18.55 TWD at September 23, 2018 and to 17.85 TWD at December 30, 2018.
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
Foreign currency (gain) loss, net. The gain in foreign currency for the three and six months ended December 29, 2019 was primarily due to the strengthening of the TWD against the United States Dollar, which caused foreign currency remeasurement gains on our investment in Lextar.
Interest expense, net. The decrease in interest expense for the three and six months ended December 29, 2019 compared to the three and six months ended December 30, 2018 was due to increased interest income from higher short term investment balances, which offset the interest expense incurred on our 0.875% convertible senior notes due September 1, 2023 (the Notes).
Income tax expense
Income tax expense and our effective tax rate was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2019	December 30, 2018	Change		December 29, 2019	December 30, 2018	Change
Income tax expense	$1.2	$4.6	($3.4)	74%	$1.7	$6.5	($4.8)	(74)%
Effective tax rate	(2)%	105%			(2)%	118%
The change in our effective tax rate for the three and six months ended December 29, 2019 was primarily due to the increased impact of tax credits and other deductions as a result of the change from income before taxes during the three and six months ended December 30, 2018 to loss before taxes for the three and six months ended December 29, 2019.

In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with differing tax rates than the U.S., and (iii) projected tax credits generated.
Net Loss from Discontinued Operations
We recorded a net loss from discontinued operations of $2.3 million and $12.6 million for the three and six months ended December 30, 2018, which related to operational results of the discontinued operations of the Lighting Products business unit. We did not have any discontinued operations related activity for the three and six months ended December 29, 2019.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $250 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs.
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
The following table presents the components of our cash conversion cycle:

	Three months ended
	December 29, 2019	June 30, 2019	Change
Days of sales outstanding (a)	39	34	5
Days of supply in inventory (b)	84	104	(20)
Days in accounts payable (c)	(66)	(72)	6
Cash conversion cycle	57	66	(9)
a)Days of sales outstanding (DSO) measures the average collection period of our receivables. DSO is based on the ending net trade receivables less receivable related accrued contract liabilities and the revenue, net for the quarter then ended. DSO is calculated by dividing ending accounts receivable, less receivable related accrued contract liabilities, by the average net revenue per day for the respective 90-day period.
b)Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net for the quarter then ended. DSI is calculated by dividing ending inventory by average cost of revenue, net per day for the respective 90-day period.
c)Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. DPO is calculated by dividing ending accounts payable and accrued expenses (less accrued salaries and wages) by the average cost of revenue, net per day for the respective 90-day period.
The decrease in our cash conversion cycle was primarily driven by a decrease in days of supply in inventory.
As of December 29, 2019, we had unrealized losses on our investments of $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 29, 2019 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, and we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 29, 2019.

Cash Flows
In summary, our cash flows were as follows:

	Six months ended
	December 29, 2019	December 30, 2018	Change
Cash (used in) provided by operating activities	($11.8)	$127.7	($139.5)	(109)%
Cash used in investing activities	(120.5)	(178.8)	58.3	33%
Cash provided by financing activities	14.5	288.3	(273.8)	(95)%
Effect of foreign exchange changes	(0.1)	(0.1)	—	—%
Net change in cash and cash equivalents	($117.9)	$237.1	($355.0)	(150)%
Cash Flows from Operating Activities
Net cash used in operating activities decreased primarily due to lower net earnings and a decrease in overall working capital mainly driven by a higher performance related annual incentive payout in the six months ended December 29, 2019 and decreases in inventory and payables. Total cash provided by operating activities for the six months ended December 30, 2018 includes $17.9 million of cash provided by operating activities of discontinued operations.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights. Cash used in investing activities decreased in the six months ended December 29, 2019 compared to the six months ended December 30, 2018 primarily due to $82.3 million less net purchases of short-term investments offset by an increase in property and equipment purchases of $37.8 million. Total cash used in investing activities for the six months ended December 30, 2018 includes $11.8 million of cash used in investing activities of discontinued operations.
For fiscal 2020, we target approximately $230.0 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
For the six months ended December 29, 2019, our financing activities primarily consisted of net proceeds of $14.6 million from issuances of common stock pursuant to the exercise of employee stock options.
For the six months ended December 30, 2018, our financing activities primarily consisted of proceeds of $575.0 million from the issuance of the Notes and net proceeds of $18.2 million from issuances of common stock pursuant to the exercise of employee stock options, partially offset by the net repayment on our line of credit of $292.0 million and the payment of debt issuance costs of $12.9 million from the issuance of the Notes.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 29, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
Leases (new for fiscal 2020 due to ASC 842 Adoption)
At lease inception, we determine an arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and we obtain control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset.
Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Assets and liabilities are recognized based on the present value of lease payments over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of the renewal option is at our sole discretion and we consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. We will remeasure our lease liability and adjust the related right-of-use asset upon the occurrence of the following: lease modifications not accounted for as a separate contract; a triggering event that changes the certainty of the lessee exercising an option to renew or terminate the lease, or purchase the underlying asset; a change to the amount probable of being owed by us under a residual value guarantee; or the resolution of a contingency upon which the variable lease payments are based such that those payments become fixed.
Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on our consolidated statements of operations.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our future success may depend on our ability to deliver new, higher performing and/or lower cost solutions for existing and new markets and for customers to accept those solutions. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development, introduction and qualification of new products which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:
•our ability to introduce new products in a timely and cost-effective manner;
•our ability to secure volume purchase orders related to new products;
•qualification and acceptance of our new product and systems designs, specifically entering into automotive applications which require even more stringent levels of qualification and standards;
•achievement of technology breakthroughs required to make commercially viable products;
•the accuracy of our predictions for market requirements;
•our ability to predict, influence and/or react to evolving standards;
•acceptance of new technology in certain markets;
•our ability to protect intellectual property developed in new products;
•the availability of qualified research and development personnel;
•our timely completion of product designs and development;
•our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs;
•our ability to effectively transfer increasingly complex products and technology from development to manufacturing;
•our customers’ ability to develop competitive products incorporating our products; and
•market acceptance of our products and our customers’ products.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the construction of a state-of-the-art, automated 200mm capable silicon carbide and GaN fabrication facility and a large materials factory;
•manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, or our logistics operations;
•expand the capability of our information systems to support a more complex business;
•expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;
•safeguard confidential information and protect our intellectual property;
•manage organizational complexity and communication;
•expand the skills and capabilities of our current management team;
•add experienced senior level managers and executives;

•attract and retain qualified employees; and
•execute, maintain and adjust the operational and financial controls that support our business.
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results. In September 2019, we announced the intent to build the new fabrication facility in Marcy, New York to complement the factory expansion underway at our U.S. campus headquarters in Durham, North Carolina. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:
•design and construction delays and cost overruns;
•issues in installing and qualifying new equipment and ramping production;
•poor production process yields and reduced quality control; and
•insufficient personnel with requisite expertise and experience to operate a fabrication facility.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, in the third quarter of fiscal 2018, we acquired the Infineon RF Power business and in the fourth quarter of fiscal 2019, we completed the sale of our Lighting Products business unit to IDEAL. If we choose to enter into such transactions, we face certain risks including:
•the failure of an acquired business, investee or joint venture to meet our performance and financial expectations;
•identification of additional liabilities relating to an acquired business;
•loss of existing customers of our current and acquired businesses due to concerns that new product lines may be in competition with the customers’ existing product lines or due to regulatory actions taken by governmental agencies;
•that we are not able to enter into acceptable contractual arrangements with the significant customers of an acquired business;
•difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business;
•that we are not able to develop and expand customer bases and accurately anticipate demand from end customers, which can result in increased inventory and reduced orders as we experience wide fluctuations in supply and demand;
•diversion of management attention;
•difficulty separating the operations, personnel and financial and operating systems of a spin-off or divestiture from our current business;

•the possibility we are unable to complete the transaction and expend substantial resources without achieving the desired benefit;
•the inability to obtain required regulatory agency approvals;
•reliance on a transaction counterparty for transition services for an extended period of time, which may result in additional expenses and delay the integration of the acquired business and realization of the desired benefit of the transaction;
•uncertainty of the financial markets or circumstances that cause conditions that are less favorable and/or different than expected; and
•expenses incurred to complete a transaction may be significantly higher than anticipated.
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
Our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, on May 15, 2019, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and 68 of its affiliates (collectively, “Huawei”) to the “Entity List” maintained by the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items and product support to Huawei. To comply with the Entity List restrictions, we suspended shipments of all products to Huawei and cannot predict when we will be able to resume such shipments, which has reduced our revenue and profit in at least the near term and increased our inventories of product intended for Huawei. If the U.S. Government maintains the restrictions on Huawei or imposes restrictions on sales to other foreign customers, as it did in October 2019 with the addition of 28 new companies to the Entity List, it will reduce company revenue and profit related to those customers at least in the short term and could have a potential longer-term impact. In the second quarter of fiscal 2020, we recorded an $8.3 million reserve on inventory manufactured for Huawei. Additionally, like many global manufacturers, we continue to address the short-term and potential long-term impact of the United States tariffs imposed on Chinese goods and corresponding Chinese tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
International sales and purchases are also subject to a variety of other risks, including risks arising from currency fluctuations, collection issues and taxes. We have entered into and may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and, even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations.

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
We have revenue, operations, manufacturing facilities and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:
•protection of intellectual property and trade secrets;
•tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules;
•the burden of complying with and changes in U.S. or international taxation policies;
•timing and availability of export licenses;
•rising labor costs;
•disruptions in or inadequate infrastructure of the countries where we operate;
•the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China;
•difficulties in collecting accounts receivable;
•difficulties in staffing and managing international operations; and
•the burden of complying with foreign and international laws and treaties.
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
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles in the case of the LED industry and fluctuations in product supply and demand. The power, RF, and LED industries have experienced, and may in the future experience significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure as currently seen in the LED market. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions. We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.

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
All of our products are manufactured using technologies that are highly complex. The number of usable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:
•variability in our process repeatability and control;
•contamination of the manufacturing environment;
•equipment failure, power outages, fires, flooding, information or other system failures or variations in the manufacturing process;

•lack of consistency and adequate quality and quantity of piece parts, other raw materials and other bill of materials items;
•inventory shrinkage or human errors;
•defects in production processes (including system assembly) either within our facilities or at our suppliers; and
•any transitions or changes in our production process, planned or unplanned.
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
We are subject to a number of risks associated with the sale of the Lighting Products business unit, and these risks could adversely impact our operations, financial condition and business.
On May 13, 2019, we closed the sale of our former Lighting Products business unit to IDEAL. We are subject to a number of risks associated with this transaction, including risks associated with:
•the restrictions on and obligations with respect to our remaining businesses following closing set forth in the transition services agreement and the LED supply agreement, in each case between us and IDEAL, including the need to provide transition services in connection with the transaction, which may result in the diversion of resources and focus from our remaining businesses;
•issues, delays, complications and/or additional costs associated with the transition of the operations, systems, technology infrastructure and data, third-party contracts, and personnel of the Lighting Products business unit and provision of transition services, each, as applicable, within the term of the transition services agreement;
•any required payments of indemnification obligations under the Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants; and
•our failure to realize the full purchase price anticipated under the Purchase Agreement, including the ability of the Lighting Products business unit to generate adjusted EBITDA in the third year post-closing sufficient to result in payment of the targeted earnout or any earnout payment.
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
We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, they could result in significant losses or product recalls due to:
•costs associated with the removal, collection and destruction of the product;
•payments made to replace product;
•costs associated with repairing the product;
•the write-down or destruction of existing inventory;
•insurance recoveries that fail to cover the full costs associated with product recalls;
•lost sales due to the unavailability of product for a period of time;
•delays, cancellations or rescheduling of orders for our products; or
•increased product returns.

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
Vigorous protection and pursuit of intellectual property rights characterize our industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:
•pay substantial damages;
•indemnify our customers;
•stop the manufacture, use and sale of products found to be infringing;
•incur asset impairment charges;
•discontinue the use of processes found to be infringing;
•expend significant resources to develop non-infringing products or processes; or
•obtain a license to use third party technology.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar, a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the second quarter of fiscal 2020 with variability between quarters, and may continue to decline in the future.
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
Our future effective tax rates may be affected by a number of factors including:
•the jurisdiction in which profits are determined to be earned and taxed;
•changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 (the Tax Legislation);
•the resolution of issues arising from tax audits with various authorities;
•changes in the valuation of our deferred tax assets and liabilities;
•adjustments to estimated taxes upon finalization of various tax returns;
•increases in expenses not deductible for tax purposes, including impairment of goodwill in connection with acquisitions;
•changes in available tax credits;
•the recognition and measurement of uncertain tax positions;
•variations in realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) from those originally anticipated; and
•the repatriation of non-U.S. earnings for which we have not previously provided for taxes or any changes in legislation that may result in these earnings being taxed, regardless of our decision regarding repatriation of funds, for example, the Tax Legislation, enacted in the second quarter of fiscal 2018, included a one-time tax on deemed repatriated earnings of non-U.S. subsidiaries.
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
The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:
•regulatory penalties, fines, legal liabilities and the forfeiture of certain tax benefits;
•suspension of production;
•alteration of our fabrication, assembly and test processes; and
•curtailment of our operations or sales.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $39.69 to a high of $68.50 during the twelve months ended December 29, 2019. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
The level of our outstanding debt may adversely affect our operating results and financial condition by, among other things:
•increasing our vulnerability to downturns in our business, to competitive pressures and to adverse general economic and industry conditions;
•requiring the dedication of an increased portion of our expected cash flows from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, research and development and stock repurchases;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•placing us at a competitive disadvantage compared to our peers that may have less indebtedness than we have by limiting our ability to borrow additional funds needed to operate and grow our business; and
•increasing our interest expense if interest rates increase.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Fourth Amendment to the Credit Agreement, dated as of December 16, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		8-K	10.1	12/19/2019
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Cree Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

January 30, 2020

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)