Form 10-Q
period 2020-03-29
CREE, INC.
filed 2020-04-30
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 24, 2020, was 108,160,061.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 29, 2020

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. Dollars, except share data)	March 29, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$323.0	$500.5
Short-term investments	529.9	550.9
Total cash, cash equivalents and short-term investments	852.9	1,051.4
Accounts receivable, net	161.0	128.9
Inventories	170.1	187.4
Income taxes receivable	6.1	0.2
Prepaid expenses	27.7	23.3
Other current assets	12.2	19.7
Current assets held for sale	0.2	1.9
Total current assets	1,230.2	1,412.8
Property and equipment, net	737.6	625.2
Goodwill	530.0	530.0
Intangible assets, net	183.6	197.9
Other long-term investments	31.5	39.5
Deferred tax assets	6.7	5.6
Other assets	18.3	5.9
Total assets	$2,737.9	$2,816.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$184.8	$200.9
Accrued contract liabilities	45.1	45.8
Income taxes payable	1.2	3.0
Finance lease liabilities	0.6	—
Other current liabilities	19.7	18.5
Total current liabilities	251.4	268.2
Long-term liabilities:
Convertible notes, net	486.3	469.1
Deferred tax liabilities	2.3	2.0
Finance lease liabilities - long-term	2.2	—
Other long-term liabilities	50.7	36.4
Total long-term liabilities	541.5	507.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 29, 2020 and June 30, 2019; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 29, 2020 and June 30, 2019; 108,153 and 106,570 shares issued and outstanding at March 29, 2020 and June 30, 2019, respectively	0.1	0.1
Additional paid-in-capital	2,931.3	2,874.1
Accumulated other comprehensive income	7.8	9.5
Accumulated deficit	(999.7)	(847.5)
Total shareholders’ equity	1,939.5	2,036.2
Non-controlling interest	5.5	5.0
Total equity	1,945.0	2,041.2
Total liabilities and shareholders’ equity	$2,737.9	$2,816.9
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
(in millions of U.S. Dollars, except share data)
Revenue, net	$215.5	$274.0	$698.2	$828.7
Cost of revenue, net	154.1	173.5	500.7	526.4
Gross profit	61.4	100.5	197.5	302.3
Operating expenses:
Research and development	46.7	40.7	137.7	117.2
Sales, general and administrative	49.7	50.6	160.1	143.7
Amortization or impairment of acquisition-related intangibles	3.7	3.9	10.9	11.7
Loss on disposal or impairment of other assets	0.3	5.3	2.1	5.7
Other operating expense	10.8	11.1	31.8	14.3
Operating (loss) income	(49.8)	(11.1)	(145.1)	9.7
Non-operating expense, net	14.5	8.4	7.8	23.7
Loss before income taxes	(64.3)	(19.5)	(152.9)	(14.0)
Income tax (benefit) expense	(2.9)	2.8	(1.2)	9.3
Net loss from continuing operations	(61.4)	(22.3)	(151.7)	(23.3)
Net loss from discontinued operations	—	(205.4)	—	(218.0)
Net loss	(61.4)	(227.7)	(151.7)	(241.3)
Net income attributable to noncontrolling interest	0.2	0.1	0.5	0.1
Net loss attributable to controlling interest	($61.6)	($227.8)	($152.2)	($241.4)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($0.57)	($0.22)	($1.41)	($0.23)
Net loss attributable to controlling interest	($0.57)	($2.20)	($1.41)	($2.35)

Weighted average shares - basic and diluted (in thousands)	108,115	103,659	107,718	102,807
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net loss	($61.4)	($227.7)	($151.7)	($241.3)
Other comprehensive loss:
Currency translation loss	—	(0.3)	—	(0.8)
Net unrealized (loss) gain on available-for-sale securities	(1.9)	2.0	(1.7)	2.8
Comprehensive loss	(63.3)	(226.0)	(153.4)	(239.3)
Net income attributable to non-controlling interest	0.2	0.1	0.5	0.1
Comprehensive loss attributable to controlling interest	($63.5)	($226.1)	($153.9)	($239.4)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S Dollars, except share data)	Number of Shares	Par Value
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(37.8)	—	(37.8)	—	(37.8)
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5	—	0.5
Comprehensive loss						(37.3)	—	(37.3)
Tax withholding on vested equity awards	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	17.4	—	—	17.4	—	17.4
Exercise of stock options and issuance of shares	1,127	—	18.6	—	—	18.6	—	18.6
Balance at September 29, 2019	107,697	$0.1	$2,895.8	($885.3)	$10.0	$2,020.6	$5.0	$2,025.6
Net (loss) income	—	—	—	(52.8)	—	(52.8)	0.3	(52.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive (loss) income						(53.1)	0.3	(52.8)
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock-based compensation	—	—	13.4	—	—	13.4	—	13.4
Exercise of stock options and issuance of shares	334	—	10.7	—	—	10.7	—	10.7
Balance at December 29, 2019	108,031	$0.1	$2,919.5	($938.1)	$9.7	$1,991.2	$5.3	$1,996.5
Net (loss) income	—	—	—	(61.6)	—	(61.6)	0.2	(61.4)
Unrealized loss on available-for-sale securities	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Comprehensive (loss) income						(63.5)	0.2	(63.3)
Tax withholding on vested equity awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Stock-based compensation	—	—	11.6	—	—	11.6	—	11.6
Exercise of stock options and issuance of shares	122	—	1.7	—	—	1.7	—	1.7
Balance at March 29, 2020	108,153	$0.1	$2,931.3	($999.7)	$7.8	$1,939.5	$5.5	$1,945.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 24, 2018	101,488	$0.1	$2,549.1	($482.7)	$0.6	$2,067.1	$5.0	$2,072.1
Net loss	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Currency translation gain	—	—	—	—	0.3	0.3	—	0.3
Unrealized loss on available-for-sale securities	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive loss						(11.1)	—	(11.1)
Tax withholding on vested equity awards	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Stock-based compensation	—	—	12.1	—	—	12.1	—	12.1
Exercise of stock options and issuance of shares	1,032	—	15.5	—	—	15.5	—	15.5
Convertible note issuance	—	—	110.6	—	—	110.6	—	110.6
Adoption of ASC 606	—	—	—	10.3	—	10.3	—	10.3
Balance at September 23, 2018	102,520	$0.1	$2,676.5	($483.5)	$0.6	$2,193.7	$5.0	$2,198.7
Net loss	—	—	—	(2.5)	—	(2.5)	—	(2.5)
Currency translation loss	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Unrealized gain on available-for-sale securities	—	—	—	—	1.1	1.1	—	1.1
Comprehensive loss						(2.3)	—	(2.3)
Tax withholding on vested equity awards	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Repurchased shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	13.6	—	—	13.6	—	13.6
Exercise of stock options and issuance of shares	553	—	14.6	—	—	14.6	—	14.6
Balance at December 30, 2018	103,073	$0.1	$2,703.6	($486.0)	$0.8	$2,218.5	$5.0	$2,223.5
Net (loss) income	—	—	—	(227.8)	—	(227.8)	0.1	(227.7)
Currency translation loss	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Unrealized gain on available-for-sale securities	—	—	—	—	2.0	2.0	—	2.0
Comprehensive loss						(226.1)	0.1	(226.0)
Tax withholding on vested equity awards	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Stock-based compensation	—	—	15.6	—	—	15.6	—	15.6
Exercise of stock options and issuance of shares	1,442	—	53.3	—	—	53.3	—	53.3
Balance at March 31, 2019	104,515	$0.1	$2,772.0	($713.8)	$2.5	$2,060.8	$5.1	$2,065.9
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019
Operating activities:
Net loss from continuing operations	($151.7)	($23.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	90.9	93.1
Amortization of debt issuance costs and discount	17.2	12.7
Stock-based compensation	41.3	34.5
Loss on disposal or impairment of long-lived assets	2.1	5.7
Amortization of premium/discount on investments	0.5	2.0
Realized (gain) loss on sale of investments	(1.3)	0.1
Loss on equity investment	9.2	12.4
Foreign exchange (gain) loss on equity investment	(1.2)	0.9
Deferred income taxes	(0.8)	(1.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(31.9)	(63.6)
Inventories	18.4	(20.2)
Prepaid expenses and other assets	1.9	(4.6)
Accounts payable, trade	(19.2)	18.4
Accrued salaries and wages and other liabilities	(20.6)	81.4
Accrued contract liabilities	5.7	31.9
Net cash (used in) provided by operating activities of continuing operations	(39.5)	179.7
Net cash provided by operating activities of discontinued operations	—	9.3
Cash (used in) provided by operating activities	(39.5)	189.0
Investing activities:
Purchases of property and equipment	(168.9)	(93.3)
Purchases of patent and licensing rights	(5.2)	(7.0)
Proceeds from sale of property and equipment	1.8	0.3
Purchases of short-term investments	(425.2)	(251.7)
Proceeds from maturities of short-term investments	342.5	146.4
Proceeds from sale of short-term investments	102.8	28.2
Net cash used in investing activities of continuing operations	(152.2)	(177.1)
Net cash used in investing activities of discontinued operations	—	(15.4)
Cash used in investing activities	(152.2)	(192.5)
Financing activities:
Proceeds from long-term debt borrowings	—	95.0
Payments on long-term debt borrowings, including finance lease obligations	(0.4)	(387.0)
Proceeds from convertible notes	—	575.0
Payments of debt issuance costs	—	(12.9)
Proceeds from issuance of common stock	31.0	83.3
Tax withholding on vested equity awards	(16.2)	(12.4)
Net cash provided by financing activities of continuing operations	14.4	341.0
Net cash provided by financing activities of discontinued operations	—	—
Cash provided by financing activities	14.4	341.0
Effects of foreign exchange changes on cash and cash equivalents	(0.2)	(0.2)
Net change in cash and cash equivalents	(177.5)	337.3
Cash and cash equivalents, beginning of period	500.5	118.9
Cash and cash equivalents, end of period	$323.0	$456.2
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at March 29, 2020, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2019 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (fiscal 2019). The results of operations for the three and nine months ended March 29, 2020 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2020 (fiscal 2020). Additionally, the impact of the COVID-19 pandemic to the results of operations is uncertain. Historical periods presented include reclassifications to reflect discontinued operations (see Note 2, "Discontinued Operations").
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 outbreak as of March 29, 2020 and through the date of this Quarterly Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments, valuation allowances for tax assets and the ability to estimate an annual effective tax rate. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended March 29, 2020, the Company believes the full impact of the outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to our consolidated financial statements.
The Company revised net cash provided by operating activities and net cash provided by financing activities for the nine months ended March 31, 2019 to correct the presentation of tax withholding for stock option exercises. The Company increased net cash provided by operating activities by $12.4 million and decreased net cash provided by financing activities by the same amount. The Company concluded this error was not material individually or in the aggregate to any of the periods impacted.
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
The reported results as of and for the three and nine months ended March 29, 2020 reflect the application of the new accounting guidance, while the reported results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting under ASC 840, Leases.
Accounting Pronouncements Pending Adoption
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new accounting model known as Current Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. The Company will adopt this standard on June 29, 2020 and is currently evaluating the impact on its consolidated financial statements.
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
The Company has classified the results of the Lighting Products business unit as discontinued operations, the results of which for the three and nine months ended March 31, 2019 are as follows:

	Three months ended	Nine months ended
(in millions of U.S. Dollars)	March 31, 2019	March 31, 2019
Revenue, net	$109.4	$376.0
Cost of revenue, net	82.5	287.5
Gross profit	26.9	88.5
Operating expenses:
Research and development	8.8	27.4
Sales, general and administrative	21.2	68.2
Amortization or impairment of acquisition-related intangibles	2.0	9.1
Goodwill impairment charges	197.6	197.6
Loss on disposal or impairment of long-lived assets	1.8	2.1
Other operating expense	0.5	1.9
Operating loss	(205.0)	(217.8)
Non-operating income	(0.2)	(0.5)
Loss before income taxes	(204.8)	(217.3)
Income tax expense	0.6	0.7
Net loss	($205.4)	($218.0)
The Company did not have any discontinued operations activity for the three and nine months ended March 29, 2020.
The Company recognized $2.5 million and $8.1 million in administrative fees for the three and nine months ended March 29, 2020 relating to the TSA, of which $1.7 million are included in accounts receivable, net in the consolidated balance sheets as of

March 29, 2020. These fees were recorded as a reduction of sales, general and administrative expense in the consolidated statements of operations.
The Company recognized $3.2 million and $9.7 million in revenue for the three and nine months ended March 29, 2020 related to the LED Supply Agreement, of which $0.8 million was included in accounts receivable, net in the consolidated balance sheets as of March 29, 2020. Additionally, the Company recorded a contract liability of $10.5 million relating to the LED Supply Agreement as of March 29, 2020. The contract liability is recognized in contract liabilities and other long-term liabilities on the consolidated balance sheets.
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
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue, price protection guarantees and the Company's liability under the LED Supply Agreement. Contract liabilities were $86.1 million as of March 29, 2020 and $80.4 million as of June 30, 2019. The increase was primarily due to increased net customer deposits. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable.
Disaggregated revenue by geography is presented in Note 14, "Reportable Segments". For the three and nine months ended March 29, 2020, the Company recognized revenue of $1.1 million and $3.3 million that was included in contract liabilities as of June 30, 2019. The amount recognized primarily related to the recognition of contingent liabilities related to the LED Supply Agreement and deferred revenue. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and nine months ended March 29, 2020.
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
Balance Sheet
Lease assets and liabilities as of March 29, 2020, and the corresponding balance sheet classifications, are as follows (in millions of U.S. Dollars):

Operating Leases:
Right-of-use asset (1)	$12.9

Current lease liability (2)	4.4
Non-current lease liability (3)	8.1
Total operating lease liabilities	12.5

Finance Leases:
Finance lease assets (4)	3.5

Current portion of finance lease liabilities	0.6
Finance lease liabilities, less current portion	2.2
Total finance lease liabilities	2.8
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $1.5 million and $4.5 million for three and nine months ended March 29, 2020. Short-term lease expense, variable lease expense and lease income were immaterial for the three and nine months ended March 29, 2020.
Finance lease amortization was $0.2 million and interest expense was less than $0.1 million for the three and nine months ended March 29, 2020.
Cash Flows
Cash flow information consisted of the following:

Nine months ended
(in millions of U.S. Dollars)	March 29, 2020
Cash used in operating activities:
Cash paid for operating leases	$4.8
Cash paid for interest portion of financing leases (1)	—
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.4
Non-cash operating activities:
Operating lease additions due to adoption of ASC 842	12.2
Operating lease additions and modifications, net	4.7
Finance lease additions	3.3
(1) Less than $0.1 million for the nine months ended March 29, 2020.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of March 29, 2020 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 28, 2020 (remainder of fiscal 2020)	$1.6	$0.4	$2.0
June 27, 2021	4.4	0.4	4.8
June 26, 2022	3.4	0.4	3.8
June 25, 2023	1.8	0.4	2.2
June 30, 2024	0.9	0.4	1.3
Thereafter	1.2	1.1	2.3
Total lease payments	13.3	3.1	16.4
Imputed lease interest	(0.8)	(0.3)	(1.1)
Total lease liabilities	$12.5	$2.8	$15.3
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months)	43	80
Weighted average discount rate	3.59%	3.40%
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on its operating leases as of June 30, 2019, were as follows:

Fiscal Years Ending	(in millions of U.S. Dollars)
June 28, 2020	$4.1
June 27, 2021	2.3
June 26, 2022	1.2
June 25, 2023	0.7
June 30, 2024	—
Thereafter	—
Total future minimum rental payments	$8.3

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	March 29, 2020	June 30, 2019
Billed trade receivables	$156.7	$125.8
Unbilled contract receivables	1.0	0.7
Royalties	3.7	2.8
	161.4	129.3
Allowance for bad debts	(0.4)	(0.4)
Accounts receivable, net	$161.0	$128.9
Inventories

Inventories consisted of the following:

(in millions of U.S. Dollars)	March 29, 2020	June 30, 2019
Raw material	$45.0	$42.4
Work-in-progress	92.0	101.1
Finished goods	33.1	43.9
Inventories	$170.1	$187.4
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	March 29, 2020	June 30, 2019
Accounts payable, trade	$90.8	$90.7
Accrued salaries and wages	59.1	70.9
Accrued expenses	31.2	34.0
Other	3.7	5.3
Accounts payable and accrued expenses	$184.8	$200.9
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Factory optimization restructuring	$1.1	$—	$3.5	$—
Severance and other restructuring	—	—	0.8	2.6
Total restructuring costs	1.1	—	4.3	2.6
Project, transformation and transaction costs	7.0	10.1	20.4	10.7
Factory optimization start-up costs	2.1	—	5.0	—
Non-restructuring related executive severance	0.6	1.0	2.1	1.0
Other operating expense	$10.8	$11.1	$31.8	$14.3
Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes, consisted of the following:

(in millions of U.S. Dollars)	March 29, 2020	June 30, 2019
Currency translation gain	$9.5	$9.5
Net unrealized loss on available-for-sale securities	(1.7)	—
Accumulated other comprehensive income, net of taxes	$7.8	$9.5
Reclassifications Out of Accumulated Other Comprehensive Income

The Company reclassified a net gain of $1.2 million and $1.3 million out of accumulated other comprehensive income for the three and nine months ended March 29, 2020 and reclassified a net loss of $0.0 million and $0.1 million out of accumulated other comprehensive income for the three and nine months ended March 31, 2019. Amounts were reclassified to non-operating expense, net on the consolidated statements of operations.
Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Foreign currency loss (gain), net	$0.3	$0.5	($0.8)	$1.1
(Gain) loss on sale of investments, net	(1.2)	—	(1.3)	0.1
Gain on arbitration proceeding	(8.0)	—	(8.0)	—
Loss on equity investment, net	19.1	3.8	9.2	12.4
Interest expense	7.5	7.4	22.6	18.8
Interest income	(3.1)	(3.6)	(13.5)	(9.0)
Other, net	(0.1)	0.3	(0.4)	0.3
Non-operating expense, net	$14.5	$8.4	$7.8	$23.7
The change in loss on equity investment, net is due to the increase in the Lextar Electronics Corporation (Lextar) stock price. The gain on arbitration proceeding is due to an award from an arbitration proceeding related to defective inventory.
Statements of Cash Flows - non-cash activities

	Nine months ended
Non-cash operating activities	March 29, 2020	March 31, 2019
Lease asset and liability additions (1)	$15.8	$—
Lease asset and liability modifications, net	4.4	—
(1) $12.2 million relates to the increase of right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 4, "Leases", for further information.
Accrued property and equipment as of March 29, 2020 and March 31, 2019 was $6.8 million and $15.2 million, respectively.
Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

Short-term investments as of March 29, 2020 and June 30, 2019 consisted of the following:

	March 29, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$74.3	$0.7	($0.2)	$74.8
Corporate bonds	315.3	0.9	(2.2)	314.0
U.S. agency securities	21.5	0.1	—	21.6
U.S. treasury securities	68.8	0.8	—	69.6
Non-U.S. certificates of deposit	31.8	0.7	—	32.5
U.S. certificates of deposit	5.2	—	—	5.2
Variable rate demand note	2.5	—	—	2.5
Commercial paper	9.7	—	—	9.7
Total short-term investments	$529.1	$3.2	($2.4)	$529.9

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$78.2	$0.4	($0.1)	$78.5
Corporate bonds	256.0	1.0	—	257.0
U.S. agency securities	25.6	—	—	25.6
U.S. treasury securities	92.4	0.1	—	92.5
Non-U.S. certificates of deposit	49.1	1.1	—	50.2
U.S. certificates of deposit	22.4	—	—	22.4
Variable rate demand note	16.9	—	—	16.9
Commercial paper	7.8	—	—	7.8
Total short-term investments	$548.4	$2.6	($0.1)	$550.9

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	March 29, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$20.6	($0.2)	$—	$—	$20.6	($0.2)
Corporate bonds	213.0	(2.2)	—	—	213.0	(2.2)
U.S. agency securities	2.0	—	—	—	2.0	—
Total	$235.6	($2.4)	$—	$—	$235.6	($2.4)
Number of securities with an unrealized loss		263		—		263

	June 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4.3	$—	$29.8	($0.1)	$34.1	($0.1)
Corporate bonds	41.8	—	14.7	—	56.5	—
U.S. agency securities	7.7	—	—	—	7.7	—
U.S. treasury securities	2.0	—	3.9	—	5.9	—
Total	$55.8	$—	$48.4	($0.1)	$104.2	($0.1)
Number of securities with an unrealized loss		46		47		93
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains of $1.2 million and $1.3 million for the three and nine month periods ended March 29, 2020 and realized losses of $0.0 million and $0.1 million for the three and nine month periods ended March 31, 2019 are included in non-operating expense in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. The Company's unrealized losses as of March 29, 2020 are impacted significantly from negative market conditions surrounding the COVID-19 outbreak. Given the speed and frequency of continuously evolving developments with respect to this outbreak, the Company's believes the full extent of the outbreak is uncertain as of March 29, 2020. Due to the short-term nature of these losses and the Company's ability to satisfy current obligations using cash already on hand, which will allow the Company to hold on to the investment for a period of time that may be sufficient for an anticipated full recovery in market value, the Company does not consider the decline in its investments to be impaired as of March 29, 2020. The Company will continue to assess if ongoing developments related to the outbreak may cause these unrealized losses to become other-than-temporary.

The contractual maturities of short-term investments as of March 29, 2020 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$15.8	$59.0	$—	$—	$74.8
Corporate bonds	158.7	155.3	—	—	314.0
U.S. agency securities	10.5	11.1	—	—	21.6
U.S. treasury securities	48.6	21.0	—	—	69.6
Non-U.S. certificates of deposit	31.5	1.0	—	—	32.5
U.S. certificates of deposit	5.2	—	—	—	5.2
Variable rate demand note	—	—	—	2.5	2.5
Commercial paper	9.7	—	—	—	9.7
Total short-term investments	$280.0	$247.4	$—	$2.5	$529.9

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of March 29, 2020 and June 30, 2019, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 29, 2020 and June 30, 2019.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	March 29, 2020				June 30, 2019
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68.2	$—	$—	$68.2	$95.0	$—	$—	$95.0
Corporate bonds	—	—	—	—	—	15.0	—	15.0
U.S. agency securities	—	11.6	—	11.6	—	18.8	—	18.8
U.S. treasury securities	—	—	—	—	2.5	—	—	2.5
Non-U.S. certificates of deposit	—	43.2	—	43.2	—	105.8	—	105.8
Commercial paper	—	—	—	—	—	1.0	—	1.0
Total cash equivalents	68.2	54.8	—	123.0	97.5	140.6	—	238.1
Short-term investments:
Municipal bonds	—	74.8	—	74.8	—	78.5	—	78.5
Corporate bonds	—	314.0	—	314.0	—	257.0	—	257.0
U.S. agency securities	—	21.6	—	21.6	—	25.6	—	25.6
U.S. treasury securities	69.6	—	—	69.6	92.5	—	—	92.5
U.S. certificates of deposit	—	5.2	—	5.2	—	22.4	—	22.4
Non-U.S. certificates of deposit	—	32.5	—	32.5	—	50.2	—	50.2
Commercial paper	—	9.7	—	9.7	—	7.8	—	7.8
Variable rate demand note	—	2.5	—	2.5	—	16.9	—	16.9
Total short-term investments	69.6	460.3	—	529.9	92.5	458.4	—	550.9
Other long-term investments:
Common stock of non-U.S. corporations	—	31.5	—	31.5	—	39.5	—	39.5
Total assets	$137.8	$546.6	$—	$684.4	$190.0	$638.5	$—	$828.5

Note 8 – Goodwill and Intangible Assets
Goodwill
Goodwill by reporting unit as of March 29, 2020 was as follows:

(in millions of U.S. Dollars)	March 29, 2020
Wolfspeed	$349.7
LED Products	180.3
Total	$530.0

There were no changes in goodwill during the nine months ended March 29, 2020.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	March 29, 2020			June 30, 2019
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$147.8	($68.4)	$79.4	$147.8	($63.8)	$84.0
Developed technology	74.9	(28.4)	46.5	75.9	(24.5)	51.4
Non-compete agreements	12.2	(6.4)	5.8	12.2	(4.1)	8.1
Trade names, finite-lived	0.5	(0.5)	—	0.5	(0.5)	—
Acquisition related intangible assets	235.4	(103.7)	131.7	236.4	(92.9)	143.5
Patent and licensing rights	112.9	(61.0)	51.9	120.4	(66.0)	54.4
Total intangible assets	$348.3	($164.7)	$183.6	$356.8	($158.9)	$197.9
Total amortization of acquisition-related intangibles assets was $3.7 million and $10.9 million for the three and nine months ended March 29, 2020 and $3.9 million and $11.7 million for the three and nine months ended March 31, 2019, respectively. Total amortization of patents and licensing rights was $2.3 million and $6.8 million for the three and nine months ended March 29, 2020 and $2.4 million and $7.3 million for the three and nine months ended March 31, 2019.
In the first quarter of fiscal 2020, $0.9 million of developed technology, net relating to a favorable lease was reclassified as a right-of-use asset in accordance with the Company's adoption of ASC 842, Leases.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 28, 2020 (remainder of fiscal 2020)	$3.6	$2.2	$5.8
June 27, 2021	14.5	8.3	22.8
June 26, 2022	13.5	7.5	21.0
June 25, 2023	11.0	6.5	17.5
June 30, 2024	10.4	5.6	16.0
Thereafter	78.7	21.8	100.5
Total future amortization expense	$131.7	$51.9	$183.6

Note 9 – Long-term Debt
Revolving Line of Credit
As of March 29, 2020, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. On March 27, 2020, the Company entered into an amendment to the Credit Agreement to reduce the aggregate amount of the revolving line of credit available from $250.0 million to $125.0 million and to replace the Credit Agreement's financial covenants with a single covenant requiring the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of March 29, 2020, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $87.6 million available for borrowing. For the three and nine months ended March 29, 2020, the average interest rate was 0.00%. As of March 29, 2020, the unused line fee on available borrowings is 25 basis points.

Convertible Notes
On August 24, 2018, the Company sold $500.0 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2023 Notes). The total net proceeds from the debt offering was approximately $562.1 million.
The conversion rate will initially be 16.6745 shares of common stock per one thousand dollars in principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $59.97 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event, or who elects to convert any 2023 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2023 Notes prior to September 1, 2021. The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on a redemption date occurring on or after September 1, 2021 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portion of their 2023 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders may convert their 2023 Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2023 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per one thousand dollars in principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such 2023 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
In accounting for the issuance of the convertible senior notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability of the equity component representing the conversion option was $110.6 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount), along with related issuance fees are amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 0.49%.
The net carrying amount of the liability component of the 2023 Notes is as follows:

(in millions of U.S. Dollars)	March 29, 2020	June 30, 2019
Principal	$575.0	$575.0
Unamortized discount and issuance costs	(88.7)	(105.9)
Net carrying amount	$486.3	$469.1
The net carrying amount of the equity component of the 2023 Notes is as follows:

(in millions of U.S. Dollars)	March 29, 2020	June 30, 2019
Discount related to value of conversion option	$113.3	$113.3
Debt issuance costs	(2.7)	(2.7)
Net carrying amount	$110.6	$110.6
The interest expense recognized related to the 2023 Notes is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Interest expense	$1.3	$1.2	$3.8	$2.9
Amortization of discount and issuance costs	5.8	5.5	17.2	12.7
Total interest expense	$7.1	$6.7	$21.0	$15.6
The estimated fair value of the 2023 Notes is $540.8 million as of March 29, 2020, as determined by a Level 2 valuation.
Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars, except share data)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net loss from continuing operations	($61.4)	($22.3)	($151.7)	($23.3)
Net income attributable to noncontrolling interest	0.2	0.1	0.5	0.1
Loss from continuing operations attributable to controlling interest	(61.6)	(22.4)	(152.2)	(23.4)
Net loss from discontinued operations	—	(205.4)	—	(218.0)
Net loss attributable to controlling interest	($61.6)	($227.8)	($152.2)	($241.4)

Weighted average shares - basic and diluted (in thousands)	108,115	103,659	107,718	102,807

Loss per share - basic and diluted:
Continuing operations attributable to controlling interest	($0.57)	($0.22)	($1.41)	($0.23)
Discontinued operations	$—	($1.98)	$—	($2.12)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three and nine months ended March 29, 2020, 5.2 million and 5.5 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended March 31, 2019, 9.1 million and 9.8 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
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
Stock Option Awards
A summary of stock option awards outstanding as of March 29, 2020 and changes during the nine months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	2,418	$39.81
Granted	—	$—
Exercised	(595)	$35.78
Forfeited or expired	(34)	$50.40
Outstanding at March 29, 2020	1,789	$40.96
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 29, 2020 and changes during the nine months then ended is as follows:

(awards and units in thousands)	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2019	3,081	$34.99
Granted	994	$57.56
Vested	(1,085)	$30.38
Forfeited	(168)	$33.66
Nonvested at March 29, 2020	2,822	$44.79
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
For RSAs and RSUs, the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term. Compensation expense for awards that have performance-based conditions is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. For performance awards with market conditions, the Company estimates the grant date fair value using the Monte Carlo valuation model and expenses the awards over the vesting period regardless of whether the market condition is ultimately satisfied. The Monte Carlo option pricing models require the input of highly subjective assumptions. The estimates involve inherent uncertainties and the application of judgment. As a result, if other assumptions had been used, recorded stock-based compensation expense could have been materially different from that depicted below.
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Cost of revenue, net	$2.8	$2.2	$7.5	$5.6
Research and development	2.4	1.9	7.2	5.6
Sales, general and administrative	6.2	9.4	26.6	23.3
Total stock-based compensation expense	$11.4	$13.5	$41.3	$34.5
Stock-based compensation expense may differ from the impact of stock-based compensation to additional paid in capital due to manufacturing related stock-based compensation capitalized within inventory.
Note 12 – Income Taxes
The change in our effective tax rate for the three months ended March 29, 2020 was primarily due to impacts from the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with differing tax rates than the U.S. and (iii) projected tax credits generated.
On March 27, 2020, the U.S. government enacted the CARES Act, which contained changes to the U.S. tax law that included, among other items, the temporary removal of the taxable income limitation on the utilization of net operating losses, the ability for a five-year carryback of certain net operating losses, and the adjustment to the carryforward period of certain net operating losses. For the three and nine months ended March 29, 2020, the Company recognized a net $5.1 million discrete tax benefit due to the net operating loss provisions of the CARES Act.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets, as of the nine months ended March 29, 2020.
As of June 30, 2019, the U.S. valuation allowance was $177.6 million. During the nine months ended March 29, 2020, the Company decreased the U.S. valuation allowance by $0.6 million primarily due to impacts from the CARES Act and the expiration of certain statutes of limitations on the Company's liability for unrecognized tax benefits. As of June 30, 2019, the Luxembourg valuation allowance was $7.6 million. During the nine months ended March 29, 2020, the Company increased this valuation allowance by $2.0 million due to year-to-date losses in Luxembourg.

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
As of June 30, 2019, the Company's liability for unrecognized tax benefits was $8.2 million. During the nine months ended March 29, 2020, the Company decreased its unrecognized tax benefits by $0.7 million primarily due to the expiration of statute requirements. As a result, the total liability for unrecognized tax benefits as of March 29, 2020 was $7.5 million. If any portion of this $7.5 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.5 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2017. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2016. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2009. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
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
As a result of a Focused Compliance Inspection and a Compliance Evaluation Inspection at the Company's Durham, North Carolina facility, the United States Environmental Protection Agency (“EPA”) raised a potential non-compliance issue with certain requirements of the North Carolina Waste Management Law. The Company is currently negotiating a settlement with the EPA to resolve the issue and pay a penalty, which is expected to be approximately $0.3 million.
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
Financial Results by Reportable Segment
The tables below reflect the results of the Company's reportable segments as reviewed by the CODM for the three and nine month periods ended March 29, 2020 and March 31, 2019. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
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

Revenue, gross profit and gross margin for each of the Company's segments were as follows:

	Three months ended		Nine months ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Revenue:
Wolfspeed revenue	$113.9	$141.2	$362.3	$403.9
LED Products revenue	101.6	132.8	335.9	424.8
Total revenue	$215.5	$274.0	$698.2	$828.7

Gross Profit and Gross Margin:
Wolfspeed gross profit	$45.5	$68.8	$146.3	$193.9
Wolfspeed gross margin	39.9%	48.7%	40.4%	48.0%
LED Products gross profit	20.3	37.0	68.9	121.8
LED Products gross margin	20.0%	27.9%	20.5%	28.7%
Total segment gross profit	65.8	105.8	215.2	315.7
Unallocated costs	(4.4)	(3.9)	(17.7)	(10.8)
COGS acquisition related costs	—	(1.4)	—	(2.6)
Consolidated gross profit	$61.4	$100.5	$197.5	$302.3
Consolidated gross margin	28.5%	36.7%	28.3%	36.5%
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Nine months ended
	March 29, 2020		March 31, 2019		March 29, 2020		March 31, 2019
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$45.3	21.0%	$68.8	25.1%	$161.4	23.1%	$197.8	23.9%
China	55.4	25.7%	83.0	30.3%	200.8	28.8%	289.6	34.9%
Europe	64.8	30.1%	63.2	23.1%	188.3	27.0%	197.1	23.8%
Other	50.0	23.2%	59.0	21.5%	147.7	21.2%	144.2	17.4%
Total	$215.5		$274.0		$698.2		$828.7
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
Inventories for each of the Company's segments were as follows:

	March 29, 2020	June 30, 2019
Wolfspeed	$90.1	$81.6
LED Products	74.2	99.2
Total segment inventories	164.3	180.8
Unallocated inventories	5.8	6.6
Consolidated inventories	$170.1	$187.4

Note 15 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In April 2018, the Company approved a corporate restructuring plan. The purpose was to restructure and realign the Company's cost base with the long-range business strategy that was announced in February 2018. The restructuring activity was completed in the second quarter of fiscal 2019. For the three and nine months ended March 31, 2019, $0.0 million and $2.6 million was expensed relating to this corporate restructuring plan.
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
The Company expects approximately $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three and nine months ended March 29, 2020, the Company expensed and paid $1.1 million and $3.5 million of restructuring charges related to the factory optimization plan.
In September 2019, the Company announced its intent to build the new fabrication facility in Marcy, New York to complement the factory expansion underway at its U.S. campus headquarters in Durham, North Carolina. The Company has not started building the facility and is currently evaluating the impact of this decision on future restructuring charges.
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.0 million and $0.8 million in contract termination costs during the three and nine months ended March 29, 2020, of which $0.3 million is accrued in other current liabilities as of March 29, 2020.
Note 16 - Subsequent Events
On April 21, 2020, the Company issued and sold $500.0 million aggregate principal amount of 1.75% convertible senior notes due May 1, 2026 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the 2026 Notes). The total net proceeds from the debt offering was approximately $561.4 million.
The 2026 Notes are unsecured, senior obligations of the Company, and interest will be payable semi-annually in arrears. The 2026 Notes are convertible, at a holder's election, in multiples of $1,000 principal amount, into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at the applicable conversion rate only under certain circumstances or certain periods specified within the Indenture governing the 2026 Notes. The initial conversion rate for the 2026 Notes is 21.1346 shares of common stock per $1,000 principal amount of notes, subject to adjustment as provided in the Indenture.
The Company used approximately $144.3 million of the net proceeds from the offering to repurchase approximately $150.2 million aggregate principal amount of the 2023 Notes, including approximately $0.2 million of accrued interest on such notes, in privately negotiated transactions. The Company intends to use the remainder of the net proceeds from the offering for general corporate purposes.

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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Outbreak. The novel strain of coronavirus (COVID-19) has spread globally, including locations where we do business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of this Quarterly Report as this continues to evolve globally. The potential effects of COVID-19 could impact us in a number of other ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers on their ability to fulfill our orders, and the overall impact of the aforementioned items that could cause output challenges. Additionally, COVID-19 could have a number of additional adverse effects, including additional laws and regulations affecting our business, fluctuations in foreign currency markets and the credit risks of our customers.
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
Overview of the nine months ended March 29, 2020
The following is a summary of our financial results for the nine months ended March 29, 2020:
•Revenue decreased to $698.2 million for the nine months ended March 29, 2020 from $828.7 million for the nine months ended March 31, 2019.
•Gross profit decreased to $197.5 million for the nine months ended March 29, 2020 from $302.3 million for the nine months ended March 31, 2019. Gross margin was 28.3% for the nine months ended March 29, 2020 and 36.5% for the nine months ended March 31, 2019.
•Operating loss was $145.1 million for the nine months ended March 29, 2020 compared to operating income of $9.7 million for the nine months ended March 31, 2019.
•Diluted loss per share from continuing operations was $1.41 for the nine months ended March 29, 2020 compared to $0.23 for the nine months ended March 31, 2019.
•Combined cash, cash equivalents and short-term investments was $852.9 million at March 29, 2020 and $1,051.4 million at June 30, 2019.

•Cash used in operating activities from continuing operations was $39.5 million for the nine months ended March 29, 2020 compared to cash provided by operating activities from continuing operations of $179.7 million for the nine months ended March 31, 2019.
•Purchases of property and equipment were $168.9 million for the nine months ended March 29, 2020 compared to $93.3 million for the nine months ended March 31, 2019.
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
In regards to COVID-19, our manufacturing facilities in the United States are currently operating as essential businesses in states that have issued shelter in place orders. We have instituted strict measures that balance employee safety with meeting the needs of business operations. These measures include increased employee sick days, robust health screening, social distancing policies and cleaning protocols to ensure the safety of our employees and the protection of our customers, suppliers, and partners. Our strong balance sheet and our ability to continue operations allows us to navigate the current environment while maintaining our capital expenditure plans to support future growth, including the construction of new facilities in New York and North Carolina. Even so, our short-term impacts from COVID-19 to our financial position, results of operations and cash flows are uncertain.

Results of Operations
Selected consolidated statements of operations data for the three and nine months ended March 29, 2020 and March 31, 2019 is as follows:

	Three months ended				Nine months ended
	March 29, 2020		March 31, 2019		March 29, 2020		March 31, 2019
(in millions of U.S. Dollars, except share data)	Dollars	% of Revenue	Dollars	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$215.5	100.0%	$274.0	100.0%	$698.2	100.0%	$828.7	100.0%
Cost of revenue, net	154.1	71.5	173.5	63.3	500.7	71.7	526.4	63.5
Gross profit	61.4	28.5	100.5	36.7	197.5	28.3	302.3	36.5
Research and development	46.7	21.7	40.7	14.9	137.7	19.7	117.2	14.1
Sales, general and administrative	49.7	23.1	50.6	18.5	160.1	22.9	143.7	17.3
Amortization or impairment of acquisition-related intangibles	3.7	1.7	3.9	1.4	10.9	1.6	11.7	1.4
Loss on disposal or impairment of other assets	0.3	0.1	5.3	1.9	2.1	0.3	5.7	0.7
Other operating expense	10.8	5.0	11.1	4.1	31.8	4.6	14.3	1.7
Operating (loss) income	(49.8)	(23.1)	(11.1)	(4.1)	(145.1)	(20.8)	9.7	1.2
Non-operating expense, net	14.5	6.7	8.4	3.1	7.8	1.1	23.7	2.9
Loss before income taxes	(64.3)	(29.8)	(19.5)	(7.1)	(152.9)	(21.9)	(14.0)	(1.7)
Income tax (benefit) expense	(2.9)	(1.3)	2.8	1.0	(1.2)	(0.2)	9.3	1.1
Net loss from continuing operations	($61.4)	(28.5)	($22.3)	(8.1)	($151.7)	(21.7)	($23.3)	(2.8)
Net loss from discontinued operations	—	—	(205.4)	(75.0)	—	—	(218.0)	(26.3)
Net loss	(61.4)	(28.5)	(227.7)	(83.1)	(151.7)	(21.7)	(241.3)	(29.1)
Net income attributable to non-controlling interest	0.2	0.1	0.1	—	0.5	0.1	0.1	—
Net loss attributable to controlling interest	($61.6)	(28.6)	($227.8)	(83.1)	($152.2)	(21.8)	($241.4)	(29.1)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($0.57)		($0.22)		($1.41)		($0.23)
Net loss attributable to controlling interest	($0.57)		($2.20)		($1.41)		($2.35)

Revenue

Revenue was comprised of the following:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Wolfspeed revenue	$113.9	$141.2	($27.3)	(19)%	$362.3	$403.9	($41.6)	(10)%
Percent of revenue	53%	52%			52%	49%
LED Products revenue	101.6	132.8	(31.2)	(23)%	335.9	424.8	(88.9)	(21)%
Percent of revenue	47%	48%			48%	51%
Total revenue	$215.5	$274.0	($58.5)	(21)%	$698.2	$828.7	($130.5)	(16)%
Wolfspeed Segment Revenue
The decrease in Wolfspeed segment revenue for the three and nine months ended March 29, 2020 compared to the three and nine months ended March 31, 2019 was due to the ongoing trade dispute between the United States and China, along with recent supply, labor, output and customer impacts due to the COVID-19 outbreak.
The Wolfspeed products segment had a 33% decrease in overall average selling prices (ASP) offset by a 20% increase in the number of units sold for the three months ended March 29, 2020 and a 3% increase in ASP offset by a 13% decrease in the number of units sold for the nine months ended March 29, 2020.

LED Products Segment Revenue
The decrease in LED Products segment revenue for the three and nine months ended March 29, 2020 compared to the three and nine months ended March 31, 2019 was due to overall market softness in global LED demand as well as supply, labor and output challenges due to the COVID-19 outbreak.
The LED Products segment had a 14% decrease in the number of units sold and an 11% decrease in ASP for the three months ended March 29, 2020 and a 10% decrease in the number of units sold and a 12% decrease in ASP for the nine months ended March 29, 2020.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Wolfspeed gross profit	$45.5	$68.8	($23.3)	(34)%	$146.3	$193.9	($47.6)	(25)%
Wolfspeed gross margin	39.9%	48.7%			40.4%	48.0%
LED Products gross profit	20.3	37.0	(16.7)	(45)%	68.9	121.8	(52.9)	(43)%
LED Products gross margin	20.0%	27.9%			20.5%	28.7%
Unallocated costs	(4.4)	(3.9)	(0.5)	(13)%	(17.7)	(10.8)	(6.9)	(64)%
COGS acquisition related costs	—	(1.4)	1.4	100%	—	(2.6)	2.6	100%
Consolidated gross profit	$61.4	$100.5	($39.1)	(39)%	$197.5	$302.3	($104.8)	(35)%
Consolidated gross margin	28.5%	36.7%			28.3%	36.5%
Wolfspeed Segment Gross Profit and Gross Margin
The decrease in Wolfspeed segment gross profit and gross margin for the three months ended March 29, 2020 compared to the three months ended March 31, 2019 are primarily due to higher costs driven by lower yields on new product introductions, changes in customer and product mix, and underutilization at our Morgan Hill facility.
The decrease in Wolfspeed segment gross profit and gross margin for the nine months ended March 29, 2020 compared to the nine months ended March 31, 2019 are primarily due to higher costs driven by lower yields on new product introductions, changes in customer and product mix, underutilization at our Morgan Hill facility and higher inventory reserves related to product manufactured for Huawei Technologies Co., Ltd. and its affiliates in the second quarter of fiscal 2020.
LED Products Segment Gross Profit and Gross Margin
The decreases in LED Products segment gross profit and gross margin for the three and nine months ended March 29, 2020 compared to the three and nine months ended March 31, 2019 are primarily due to lower revenue as a result of decreasing demand, as well as underutilization resulting from lower factory volumes and higher product costs.
Unallocated Costs
Unallocated costs primarily consist of manufacturing employees' stock-based compensation, expenses for annual incentive plans, and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
Unallocated costs stayed relatively flat for the three months ended March 29, 2020 compared to the three months ended March 31, 2019.
The increase in unallocated costs for the nine months ended March 29, 2020 compared to the nine months ended March 31, 2019 were primarily attributable to increased stock-based compensation and matching contributions under our 401(k) plan. Increases in these categories were primarily the result of increased headcount.
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
Research and development expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Research and development	$46.7	$40.7	$6.0	15%	$137.7	$117.2	$20.5	17%
Percent of revenue	22%	15%			20%	14%
The increases in research and development expenses for both periods was primarily due to our continued investment in our silicon carbide and GaN technologies.
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
Sales, general and administrative expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Sales, general and administrative	$49.7	$50.6	($0.9)	(2)%	$160.1	$143.7	$16.4	11%
Percent of revenue	23%	18%			23%	17%
Sales, general and administrative expenses stayed relatively flat for the three months ended March 29, 2020 compared to the three months ended March 31, 2019.
The increase in sales, general and administrative expenses for the nine months ended March 29, 2020 compared to the nine months ended March 31, 2019 are primarily due to increases in salaries and benefits, stock-based compensation and professional service fees related to transition services from the sale of the Lighting Products business unit.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Customer relationships	$1.5	$1.8	($0.3)	(17)%	$4.6	$5.4	($0.8)	(15)%
Developed technology	1.4	1.3	0.1	8%	4.0	4.0	—	—%
Non-compete agreements	0.8	0.8	—	—%	2.3	2.3	—	—%
Total amortization	$3.7	$3.9	($0.2)	(5)%	$10.9	$11.7	($0.8)	(7)%
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Loss on disposal or impairment of other assets	$0.3	$5.3	($5.0)	(94)%	$2.1	$5.7	($3.6)	(63)%
Loss on disposal or impairment of other assets for the three months ended March 29, 2020 primarily relates to write-offs of impaired or abandoned patents.
Loss on disposal or impairment of other assets for the nine months ended March 29, 2020 primarily relates to write-offs of impaired or abandoned patents as well as the impairment of certain leasehold improvements.
Loss on disposal or impairment of other assets for the three and nine months ended March 31, 2019 primarily relates to an impairment of other assets in conjunction with our disposal of the Lighting Products business unit.
Other Operating Expense
Other operating expense was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Factory optimization restructuring	$1.1	$—	$1.1	100%	$3.5	$—	$3.5	100%
Severance and other restructuring	—	—	—	—%	0.8	2.6	(1.8)	(69)%
Total restructuring costs	1.1	—	1.1	100%	4.3	2.6	1.7	65%
Project, transformation and transaction costs	7.0	10.1	(3.1)	(31)%	20.4	10.7	9.7	91%
Factory optimization start-up costs	2.1	—	2.1	100%	5.0	—	5.0	100%
Non-restructuring related executive severance	0.6	1.0	(0.4)	(40)%	2.1	1.0	1.1	110%
Other operating expense	$10.8	$11.1	($0.3)	(3)%	$31.8	$14.3	$17.5	122%
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
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts, which began in the fourth quarter of fiscal 2019.
Other operating expense stayed relatively flat for the three months ended March 29, 2020 compared to the three months ended March 31, 2019.
The increase in other operating expense for the nine months ended March 29, 2020 compared to the nine months ended March 31, 2019 was primarily due to increased project, transformation and transaction costs and the addition of factory optimization start-up costs in fiscal 2020.

Non-Operating Expense, net
Non-operating expense, net was comprised of the following:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
(Gain) loss on sale of investments, net	($1.2)	$—	($1.2)	(100)%	($1.3)	$0.1	($1.4)	(1,400)%
Loss on equity investment, net	$19.1	$3.8	$15.3	403%	$9.2	$12.4	($3.2)	(26)%
Gain on arbitration proceeding	(8.0)	—	(8.0)	(100)%	(8.0)	—	(8.0)	(100)%
Foreign currency loss (gain), net	0.3	0.5	(0.2)	(40)%	(0.8)	1.1	(1.9)	(173)%
Interest expense	7.5	7.4	0.1	1%	22.6	18.8	3.8	20%
Interest income	(3.1)	(3.6)	0.5	14%	(13.5)	(9.0)	(4.5)	(50)%
Other, net	(0.1)	0.3	(0.4)	(133)%	(0.4)	0.3	(0.7)	(233)%
Non-operating expense, net	$14.5	$8.4	$6.1	73%	$7.8	$23.7	($15.9)	(67)%
Loss on equity investment, net. The loss on equity investment for the three and nine months ended March 29, 2020 was due to the decrease in fair value of our Lextar Electronics Corporation (Lextar) investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 14.75 New Taiwanese Dollars (TWD) per share at June 30, 2019 to 18.40 TWD at December 29, 2019 but then decreased to 11.45 TWD at March 29, 2020.
The loss on equity investment for the three and nine months ended March 31, 2019 was due to Lextar’s share price decreasing from 21.00 TWD per share at June 24, 2018 to 17.85 TWD at December 30, 2018 and to 16.40 TWD at March 31, 2019.
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
Gain on arbitration proceeding. The gain on arbitration proceeding relates to an award from an arbitration proceeding in the third quarter of fiscal 2020 with a former vendor in which we were awarded damages for defective inventory.
Foreign currency loss (gain), net. The loss in foreign currency for the three months ended March 29, 2020 was due to a slight weakening of the TWD against the United States Dollar, which caused foreign currency remeasurement losses on our investment in Lextar. This loss slightly offset gains experienced in the first two quarters of our fiscal year, lowering our foreign currency gain for the nine months ended March 29, 2020.
Interest expense. The increase in interest expense for the nine months ended March 29, 2020 compared to the nine months ended March 31, 2019 was due to the current year having a full year of interest expense on our 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes), which were sold on August 24, 2018.
Interest income. The increase in interest income for the nine months ended March 29, 2020 compared to the nine months ended March 31, 2019 was due to higher balances on our short-term investments.
Income tax (benefit) expense
Income tax (benefit) expense and our effective tax rate was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
Income tax (benefit) expense	($2.9)	$2.8	($5.7)	(204)%	($1.2)	$9.3	($10.5)	(113)%
Effective tax rate	5%	(14)%			1%	(66)%
The change in our effective tax rate for the three months ended March 29, 2020 was primarily due to a net $5.1 million discrete tax benefit related to net operating loss provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The change in our effective tax rate for the nine months ended March 29, 2020 was primarily due to the discrete tax benefit related to net operating loss provisions of the CARES Act and a decrease in projected income derived from international locations for the full year due to impacts of COVID-19.

In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with differing tax rates than the U.S., and (iii) projected tax credits generated.
Net Loss from Discontinued Operations
We recorded a net loss from discontinued operations of $205.4 million and $218.0 million for the three and nine months ended March 31, 2019, which related to operational results of the discontinued operations of the Lighting Products business unit. We did not have any discontinued operations related activity for the three and nine months ended March 29, 2020.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with substantial flexibility in meeting our operating, financing and investing needs. We have a $125 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding share repurchases, capital expenditures and other general business needs. Additionally, on April 21, 2020 we issued and sold a total of $575.0 million aggregate principal amount of 1.75% convertible senior notes (the 2026 Notes), as discussed in Note 16, "Subsequent Events," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2026 Notes was $561.4 million, of which we used $144.3 million to repurchase $150.2 million aggregate principal amount of our 2023 Notes. We expect to use the remainder of the net proceeds for general corporate purchases.
Based on past performance and current expectations, we believe our current working capital, availability under our line of credit and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties and/or expand our production capacity.
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
The full extent to which COVID-19 may impact our results of operations or liquidity is uncertain. Currently, the local governments in the locations in which we operate have designated our Company as an essential business, but our operations have, and likely will continue, to experience supply, labor, demand and output challenges. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor and LED industries, and the economies in which we operate. We anticipate our future results of operations, including the results for fiscal 2021, will be materially impacted by COVID-19, but at this time do expect the impact from the COVID-19 outbreak will have a material effect on our liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, and, if the outbreak continues on its current trajectory, such impacts could grow and become material to our liquidity or financial position. To the extent our customers and suppliers continue to be materially and adversely impacted by COVID-19, this could reduce the availability, or result in delays, of materials or supplies to or from us, which in turn could materially interrupt our business operations.
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three months ended
	March 29, 2020	June 30, 2019	Change
Days of sales outstanding (a)	53	34	19
Days of supply in inventory (b)	99	104	(5)
Days in accounts payable (c)	(73)	(72)	(1)
Cash conversion cycle	79	66	13
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
The increase in our cash conversion cycle was primarily driven by an increase in days of sales outstanding related to short-term shipping delays at the end of the quarter as a result of the COVID-19 outbreak.
As of March 29, 2020, we had unrealized losses on our investments of $2.4 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 29, 2020 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or negative market conditions surrounding the COVID-19 outbreak. We intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, and we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 29, 2020. We will continue to assess if ongoing developments related to the outbreak may cause these unrealized losses to become other than temporary.
Cash Flows
In summary, our cash flows were as follows:

	Nine months ended
	March 29, 2020	March 31, 2019	Change
Cash (used in) provided by operating activities	($39.5)	$189.0	($228.5)	(121)%
Cash used in investing activities	(152.2)	(192.5)	40.3	21%
Cash provided by financing activities	14.4	341.0	(326.6)	(96)%
Effect of foreign exchange changes	(0.2)	(0.2)	—	—%
Net change in cash and cash equivalents	($177.5)	$337.3	($514.8)	(153)%
Cash Flows from Operating Activities
Net cash used in operating activities decreased primarily due to lower net earnings and a decrease in overall working capital mainly driven by decreases in inventory and payables, as well as significant cash inflows from customer reserve deposits in the prior year. Total cash provided by operating activities for the nine months ended March 31, 2019 includes $9.3 million of cash provided by operating activities of discontinued operations.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights. Cash used in investing activities decreased in the nine months ended March 29, 2020 compared to the nine months ended March 31, 2019 primarily due to $97.2 million less net purchases of short-term investments offset by an increase in property and equipment purchases of $75.6 million. Total cash used in investing activities for the nine months ended March 31, 2019 includes $15.4 million of cash used in investing activities of discontinued operations.
For fiscal 2020, we target approximately $240.0 million of capital investment, which is primarily related to infrastructure projects to support our longer term growth and strategic priorities.
Cash Flows from Financing Activities
For the nine months ended March 29, 2020, our financing activities primarily consisted of net proceeds of $14.8 million from issuances of common stock pursuant to the exercise of employee stock options.
For the nine months ended March 31, 2019, our financing activities primarily consisted of proceeds of $575.0 million from the issuance of the 2023 Notes and net proceeds of $70.9 million from issuances of common stock pursuant to the exercise of employee stock options, partially offset by the net repayment on our line of credit of $292.0 million and the payment of debt issuance costs of $12.9 million from the issuance of the 2023 Notes.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 29, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial condition and results of operations for fiscal 2020 and future periods may be adversely affected by the recent COVID-19 outbreak or other outbreak of infectious disease or similar public health threat.
The novel strain of coronavirus (COVID-19) continues to spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant manufacturing operations in the U.S. and China, and each of these countries has been affected by the outbreak and taken measures to try to contain it. We have experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not yet been material. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.
The outbreak has significantly increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is likely that it will lead to a global recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. In addition, in light of concerns about the spread of COVID-19, our workforce has been operating at reduced levels at our manufacturing facilities, which could have an adverse impact on our ability to timely meet future customer orders.
The duration of the business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to obtain raw materials, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19 or any other health epidemic will further impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
While we intend to continue to focus on managing our costs and expenses, we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. For example, we continue converting the majority of our Wolfspeed power production from 100mm to 150mm substrates. If we are unable to complete this transition in a timely or cost-effective manner, our results could be negatively impacted. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs.
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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has, and may in the future, negatively impact demand and/or increase the cost for our products.

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
•the impact of public health epidemics on employees and the global economy, such as COVID-19;
•difficulties in collecting accounts receivable;
•difficulties in staffing and managing international operations; and
•the burden of complying with foreign and international laws and treaties.
For example, the United States tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. In particular, we have received and may continue to receive such incentives in connection with our operations in Asia, as Asian national and local governments seek to encourage the development of the technology industry. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
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
The risks mentioned above, including our sole source or limited source suppliers' ability to produce products and adequately access capital, and our ability to arrange effective shipping arrangements, may further increase due to the COVID-19 pandemic.
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

From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar, a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the third quarter of fiscal 2020 with variability between quarters, and may continue to decline in the future.
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
•changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 ("TCJA") and the Coronavirus Aid, Relief and Economic Security Act of 2020 ("CARES Act");
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
•variations in realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) from those originally anticipated; and
•the repatriation of non-U.S. earnings for which we have not previously provided for taxes or any changes in legislation that may result in these earnings being taxed, regardless of our decision regarding repatriation of funds. For example, the TCJA included a one-time tax on deemed repatriated earnings of non-U.S. subsidiaries.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $29.15 to a high of $68.50 during the twelve months ended March 29, 2020. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address such as electric vehicles and LED lighting, the ramp up of our Wolfspeed business, and the effect of tariffs or COVID-19 on our business, may have a dramatic effect on our stock price.
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
As of March 29, 2020, our indebtedness consisted of $575.0 million aggregate principal amount of our 2023 Notes and potential borrowings from our revolving line of credit. Additionally, we issued and sold an additional $575.0 million aggregate principal amount of convertible senior notes on April 21, 2020 (the 2026 Notes and collectively with the 2023 Notes, the Notes) and, using the net proceeds of the 2026 Notes offering, repurchased $150.2 million of aggregate principal amount of the 2023 Notes. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.

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
Our line of credit requires us to maintain compliance with an asset coverage ratio. In addition, our line of credit contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The Indentures governing the Notes require us to repurchase the Notes upon certain fundamental changes relating to our common stock, and also prohibits our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indentures. The restrictions imposed by our line of credit and by the Indentures governing our Notes could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
Our ability to comply with our loan covenants and the provisions of the Indentures governing our Notes may also be affected by events beyond our control and if any of these restrictions or terms is breached, it could lead to an event of default under our line of credit or the Notes. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our line of credit. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Indenture, dated as of April 21, 2020, between the Company and U.S. Bank National Association		8-K	4.1	4/21/2020
4.2	Form of 1.75% Convertible Senior Note due 2026 (included in Exhibit 4.1)		8-K	4.2	4/21/2020
10.1	Fifth Amendment to the Credit Agreement, dated as of March 27, 2020, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Cree Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 30, 2020

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)