Form 10-K
period 2020-06-28
CREE, INC.
filed 2020-08-19
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 28, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
___________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 27, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,050,607,510 (based on the closing sale price of $46.91 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 13, 2020 was 109,680,497.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 26, 2020 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 28, 2020

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

PART I

Item 1. Business
Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride materials, devices for power and radio-frequency (RF) applications and specialty lighting-class light emitting diode (LED) products. Our silicon carbide and gallium nitride (GaN) materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems. The Company's LEDs are targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays.
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
In addition, we previously designed, manufactured and sold LED lighting fixtures and lamps for the commercial, industrial and consumer markets. We referred to these product lines as the Lighting Products business unit. On May 13, 2019, we sold our Lighting Products business unit to IDEAL Industries, Inc. (IDEAL) and have classified this business unit as discontinued operations in our consolidated financial statements. The Lighting Products business unit represented the Lighting Products segment disclosed in our historical financial statements.
The majority of our products are manufactured at our production facilities located in North Carolina, California, Arkansas and China. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. Additionally, we are in the process of building a silicon carbide fabrication facility in New York. We operate research and development facilities in North Carolina, Arizona, Arkansas, New York, California and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.
Products by Reportable Segment
Wolfspeed
Our Wolfspeed segment includes silicon carbide and GaN materials, power devices and RF devices.
Silicon Carbide and GaN Materials
Our silicon carbide materials products consist of silicon carbide bare wafers, epitaxial wafers, and GaN epitaxial on silicon carbide wafers. Our silicon carbide materials are targeted for customers who use them to manufacture products for RF, power and other applications. Corporate, government and university customers also buy silicon carbide and GaN materials for research and development directed at RF and power devices.
Power Devices
Our power device products consist of silicon carbide Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs), power modules and gate driver boards. Our silicon carbide power products provide increased efficiency and faster switching speeds and as a result, reduced system size and weight over comparable silicon-based power devices. Power products are sold to customers and distributors for use in applications such as electric vehicles, including charging infrastructure, server power supplies, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.

RF Devices
Our RF devices consist of GaN-based die, high-electron mobility transistors (HEMTs), monolithic microwave integrated circuits (MMICs), and laterally diffused MOSFET (LDMOS) power transistors that are optimized for next generation telecommunications infrastructure, military and other commercial applications. Our RF devices are made from silicon, silicon carbide and GaN and can provide improved efficiency, bandwidths and frequency of operation as compared to silicon or gallium arsenide (GaAs). We also provide custom die manufacturing for GaN HEMTs and MMICs that allow a customer to design its own custom RF circuits to be fabricated by us, or have us design and fabricate products that meet their specific requirements.
During fiscal 2018, we expanded our RF product offerings through the acquisition of certain assets of Infineon Technologies AG's (Infineon) Radio Frequency Power Business (RF Power) as discussed in Note 6, "Acquisition", in our consolidated financial statements included in Item 8 of this Annual Report.
LED Products
Our LED Products segment includes LED chips and LED components.
LED Chips
Our LED chip products include blue and green LED chips based on GaN and related materials. LED chips or die are solid state electronic components used in a number of applications and are currently available in a variety of brightness levels, wavelengths (colors) and sizes. We use our LED chips in the manufacturing of our LED components. Customers use our blue and green LED chips in a variety of applications including video screens, gaming displays and function indicator lights. Customers may also combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination and backlighting, full-color display screens, liquid crystal display (LCD) backlighting, white keypads, automotive backlights, headlamps and directional indicators.
LED Components
Our LED components include a range of packaged LED products, from our XLamp® and J Series® LED components and LED modules for lighting applications to our high-brightness LED components.
Our XLamp LED components and LED modules are designed to meet a broad range of market needs for lighting applications including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting.
In fiscal 2018, Cree formed a joint venture, Cree Venture LED Company Limited (Cree Venture LED), with San'an Optoelectronics Co., Ltd. (San'an) to sell LED components for indoor and outdoor general illumination applications where customers are more price sensitive. Cree sells the products from Cree Venture LED under the J Series brand.
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
Research and Development
We invest significant resources in research and development. Our research and development activity includes efforts to:
•develop existing silicon carbide materials and fabrication technology for a 200mm platform;
•develop higher power diodes/switches and higher power/linearity RF devices;
•increase the quality, performance and diameter of our substrate and epitaxial materials;
•develop brighter, more efficient and lower cost LED chip and component products; and
•continually improve our manufacturing processes.

When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. For further information about our research and development costs, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Sales and Marketing
We have continued to make investments to expand our sales, marketing and technical applications support, as well as distribution capabilities to further enable new and existing customers to implement our silicon carbide and GaN materials, power, RF, and LED technology into their products. We also have continued to make investments to promote and build market awareness of the Cree and Wolfspeed brands. Our sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.
Customers
We have historically had one key customer who represented more than 10% of our consolidated revenue. Arrow Electronics, Inc. (Arrow) has accounted for 15%, 19% and 21% of our total consolidated revenue in fiscal 2020, 2019 and 2018, respectively. Arrow is a customer of both our Wolfspeed and LED Products segments. For further discussion regarding customer concentration, please see Note 18, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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
Backlog
Our backlog at June 28, 2020 was approximately $687.4 million, compared with a backlog of approximately $644.6 million at June 30, 2019. Because of the generally short cycle time between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which at times may be made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period. Significant amounts of our backlog relate to agreements that extend past one year.
Our June 28, 2020 backlog contained $18.3 million of research contracts signed with the U.S. Government, all of which were appropriated as of the last day of fiscal 2020. Our June 30, 2019 backlog contained $10.1 million of research contracts signed with the U.S. Government, for which approximately $2.8 million was not appropriated as of the last day of fiscal 2019. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts or does not appropriate and allocate all of the funding contemplated by the contracts.
Sources of Raw Materials
We depend on a number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including certain key materials and equipment used in critical stages of our manufacturing processes. In select cases, we have purchase contracts with suppliers in place to help insure our supply. In other cases, we purchase items pursuant to discrete purchase orders. Our suppliers are located around the world and can be subject to constraints beyond our control that may limit supply. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.

We are currently experiencing isolated issues with our suppliers related to the novel strain of coronavirus (COVID-19) outbreak. Most of these issues have related to local government policies that have affected the ability of employees of our suppliers to work. Additionally, the decrease in commercial airline flights has decreased airline freight capacity, which has affected the timeliness of some deliveries and increased our freight cost. We have been successful in managing through these issues and we believe our operations are currently not materially impacted by our ability to source raw materials.
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
Wolfspeed Segment
Silicon Carbide and GaN Materials
We have continued to maintain a well-established leadership position in the sale of silicon carbide wafer and silicon carbide and GaN epitaxy products. As market adoption of the technology grows with rapidly expanding power and RF device designs, we have experienced increased competition from companies such as II-VI Advanced Materials, SiCrystal, IQE and Showa Denko. We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.
Power Devices
Our silicon carbide based power devices compete with silicon carbide power semiconductor solutions offered by Infineon, Mitsubishi Electric Corporation (Mitsubishi), ON Semiconductor, Rohm Co. Ltd., and STMicroelectronics, Inc. Our silicon carbide products also compete with silicon semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
RF Devices
Our RF devices compete with Ampleon, M/A-COM Technology Solutions Inc., Bowei, Mitsubishi, NXP Semiconductor, RFHIC, Qorvo, Inc. and Sumitomo Electric Device Innovations, Inc., which all offer competing RF products and solutions. Our products also compete with a variety of companies offering silicon and GaAs-based products. Our products compete in the RF semiconductor market on the basis of reliability, performance, design predictability and overall system price.
LED Products Segment
Our LED Products segment’s primary competitors are Nichia Corporation (Nichia), OSRAM Opto Semiconductors GmbH (OSRAM), Samsung LED Company (Samsung), Seoul Semiconductor (SSC), Lumileds Holdings B.V. (Lumileds) and Nationstar.
LED Chips
The primary competition for our LED chip products comes from companies that manufacture and/or sell nitride-based LED chips. We consider Nichia to be a competitor because it sells LED chips to a select number of LED packaging companies and it sells packaged LEDs that most often compete directly with packaged LEDs made and sold by our chip customers. We believe, based on industry information, that Nichia currently has the largest market share for nitride-based LEDs. There are many other LED chip producers who sell blue and green LED chip products, including OSRAM, EPISTAR Corporation (EPISTAR) and San'an. These competitors make products for a variety of applications in a range of performance levels that compete directly with our LED products.
Overall, we believe that performance, price and strength of intellectual property are the most significant factors to compete successfully in the nitride LED market. We believe our products are well positioned to meet the market performance requirements; however, there is significant pricing pressure from a number of competitors, including new companies based in China. We strive to improve our competitive position by developing brighter and higher performing LED chips while focusing on lowering costs.

LED Components
The market for lighting class LED components is concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights); color changing architectural lighting; signs and signals; and transportation. Nichia, OSRAM, Lumileds, SSC and Samsung are the main competitors in these markets. These companies sell LED components that compete indirectly with our target customers for LED chips and compete directly with our LED components and LED modules. There are a large number of other companies, primarily based in Asia, that offer products designed to compete both directly and indirectly with our LED components in lighting and other applications. We are positioning our LED components and LED modules to compete in this market based on performance, reliability, price and usability.
Our high-brightness LED components compete against primarily Asia-based companies, including Mulinsen Co. Ltd., Nationstar, and Nichia, in a variety of applications including signage, video, transportation, gaming and specialty lighting. We have positioned our high-brightness LED components to compete in this market based on performance, reliability, availability and binning support.
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 28, 2020, we owned or were the exclusive licensee of 1,395 issued U.S. patents and approximately 2,425 foreign patents with various expiration dates extending up to 2044. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license our customers to use our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our trademarks.
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
Employees
As of June 28, 2020, we employed 5,130 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.

Available Information
Our website address is www.cree.com and our investor relations website is located at https://investor.cree.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The contents of our website, including our investor relations website, is not incorporated by reference into this filing or any other report we file with or furnish to the SEC. We have no duty to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Our financial condition and results of operations for fiscal 2021 and future periods may be adversely affected by the recent COVID-19 outbreak or other outbreak of infectious disease or similar public health threat.
COVID-19 continues to spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant manufacturing operations in the United States and China, and each of these countries has been affected by the outbreak and taken measures to try to contain it. We have experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. Additionally, we have experienced a shift in customer demand. There is considerable uncertainty regarding such measures and potential future measures. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.
The outbreak has significantly increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The current outbreak of COVID-19 has caused an economic slowdown, and it is increasingly likely that its continued spread will lead to a global recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. In addition, in light of concerns about the spread of COVID-19, our workforce has at times been operating at reduced levels at our manufacturing facilities, which may continue to have an adverse impact on our ability to timely meet future customer orders.
The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19 or any other health epidemic will further impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the construction of a state-of-the-art, automated 200mm capable silicon carbide fabrication facility and a large materials factory;
•manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, or our logistics operations;
•expand the capability of our information systems to support a more complex business, such as our current initiative to upgrade our company-wide enterprise resource planning (ERP) system;
•be successful in the qualification and acceptance of our new product and systems designs, including those entering into automotive applications which require even more stringent levels of qualification and standards;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results. In September 2019, we announced the intent to build the new fabrication facility in Marcy, New York to complement the factory expansion underway at our United States campus headquarters in Durham, North Carolina. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:

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
Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, on May 15, 2019, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and 68 of its affiliates (collectively, “Huawei”) to the “Entity List” maintained by the U.S. Department of Commerce, which imposes limitations on the supply of certain United States items and product support to Huawei. To comply with the Entity List restrictions, we suspended shipments of all products to Huawei and cannot predict when we will be able to resume such shipments, which has reduced our revenue and profit in at least the near term and increased our inventories of product intended for Huawei. If the U.S. Government maintains the restrictions on Huawei or imposes restrictions on sales to other foreign customers, as it did in October 2019 with the addition of 28 new companies to the Entity List, it will reduce company revenue and profit related to those customers at least in the short term and could have a potential longer-term impact. In the second quarter of fiscal 2020, we recorded an $8.3 million reserve on inventory manufactured for Huawei. Additionally, like many global manufacturers, we continue to address the short-term and potential long-term impact of the United States tariffs imposed on Chinese goods and corresponding Chinese tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
•the burden of complying with and changes in United States or international taxation policies;
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
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles in the case of the LED industry and fluctuations in product supply and demand. The power, RF, and LED industries have experienced, and may in the future experience, significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure as currently seen in the LED market. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions. We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. To date, we do not believe that such unauthorized access has caused us any material damage. We might be unaware of any such access or unable to determine its magnitude and effects. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption and we could suffer monetary or other losses.
Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. In addition, we are subject to data privacy, protection and security laws and regulations, including the European General Data Protection Act (GDPR) that governs personal information of European persons. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber-security breach. However, a breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock.
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
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost power, RF and LED products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
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
We receive a significant amount of our revenue from a limited number of customers, including distributors, one of which represented 15% of our consolidated revenue in fiscal 2020. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
We face risks relating to our suppliers, including that we rely on a number of key sole source and limited source suppliers, are subject to high price volatility on certain commodity inputs, variations in parts quality, and raw material consistency and availability, and rely on independent shipping companies for delivery of our products.
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar Electronics Corporation (Lextar), a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of fiscal 2020 with variability between quarters, and may continue to decline in the future.
Our business may be adversely affected by uncertainties in the global financial markets and our or our customers’ or suppliers’ ability to access the capital markets.
Global financial markets continue to reflect uncertainty, which has been heightened by the COVID-19 pandemic. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations"). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $29.15 to a high of $63.02 during fiscal 2020. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
As of June 28, 2020, our indebtedness consisted of $424.8 million aggregate principal amount of our 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) and $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes and collectively with the 2023 Notes, the Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our line of credit requires us to maintain compliance with an asset coverage ratio. In addition, our line of credit contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The Indentures governing the Notes require us to repurchase the Notes upon certain fundamental changes relating to our common stock, and also prohibit our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indentures. The restrictions imposed by our line of credit and by the Indentures governing our Notes could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. Our most recent disclosure regarding our due diligence was filed in May 2020 for calendar year 2019. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters, primary research and development operations, and primary manufacturing operations are located within the Durham, North Carolina facilities that we own and sit on 141 acres of owned land.
Our power and RF products (Wolfspeed segment) are primarily produced at our owned manufacturing facility located in Research Triangle Park, North Carolina, which sits on 55 acres of owned land. Additionally, these products are produced at leased facilities in Morgan Hill, California and Ipoh, Malaysia.
We are currently building a new silicon carbide fabrication facility on 55 acres of leased land in Marcy, New York, to expand capacity for our silicon carbide device business. When complete, the facility will be a significant production facility for the Wolfspeed segment.
Products for our LED Products segment are produced at our owned manufacturing facilities located in Huizhou, Guangdong Province, China. We also own dormitories for housing our employees that are located near and adjacent to the owned manufacturing facilities. The owned manufacturing facilities, dormitories and support buildings are located on land that is leased from the Chinese government through two leases. The first land lease is for 12 acres that expires in June 2057 and supports the manufacturing facilities. The second land lease is for five acres that expires in December 2082 and is used for dormitory buildings.
We also maintain manufacturing, sales and support offices in leased office premises in North America, Asia, and Europe.
Details on our significant owned and leased facilities as of June 28, 2020 are as follows:

Location	Segment(s)	Principal Use	Approximate square footage
Owned Facilities
Durham, NC	Wolfspeed/LED Products	Administrative, Production and R&D	1,482,000
Research Triangle Park, NC	Wolfspeed	Production	187,000
Huizhou, China	LED Products	Production and Housing	824,000

Leased Facilities
Morgan Hill, CA	Wolfspeed	Production	84,000
Ipoh, Malaysia	Wolfspeed	Production	26,000
Fayetteville, AR	Wolfspeed	R&D	38,000
Hong Kong	Wolfspeed/LED Products	Administrative	30,000

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
Our common stock is traded on the Nasdaq Global Select Market and is quoted under the symbol CREE. There were 268 holders of record of our common stock as of August 13, 2020.
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
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Electronic Components Index, assuming an investment of $100.00 on June 28, 2015 and the reinvestment of dividends.

$250
$200
$150
$100
$50
$0
6/28/2015
6/26/2016
6/25/2017
6/24/2018
6/30/2019
6/28/2020
Cree, Inc.
Nasdaq Composite Index
Nasdaq Electronic Components Index

	6/28/2015	6/26/2016	6/25/2017	6/24/2018	6/30/2019	6/28/2020
Cree, Inc.	$100.00	$85.89	$91.10	$171.27	$201.89	$207.50
Nasdaq Composite Index	100.00	91.56	123.27	152.97	160.99	198.21
Nasdaq Electronic Components Index	100.00	98.21	139.75	197.99	198.34	243.20
Sale of Unregistered Securities
Other than as previously reported in our Current Reports on Form 8-K, there were no unregistered securities sold during fiscal 2020.

Item 6. Selected Financial Data
The consolidated statement of operations data set forth below with respect to the fiscal years ended June 28, 2020, June 30, 2019 and June 24, 2018 and the consolidated balance sheet data as of June 28, 2020 and June 30, 2019 are derived from, and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements, the notes thereto and the information in Item 7, "Management's Discussion of Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the fiscal years ended June 25, 2017 and June 26, 2016 and the consolidated balance sheet data as of June 24, 2018, June 25, 2017 and June 26, 2016 are derived from audited consolidated financial statements not included herein.
Selected Consolidated Financial Data

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 28, 2020	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016
Statement of Operations Data (1), (2)
Revenue, net	$903.9	$1,080.0	$924.9	$771.5	$727.5
Operating loss	(209.4)	(15.9)	(28.0)	(20.1)	(36.3)
Net loss from continuing operations	(190.6)	(57.9)	(16.4)	(88.1)	(39.4)
Net (loss) income from discontinued operations	—	(317.2)	(263.5)	(10.0)	17.9
Net loss attributable to controlling interest	(191.7)	(375.1)	(280.0)	(98.1)	(21.5)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($1.78)	($0.56)	($0.17)	($0.89)	($0.39)
Net loss attributable to controlling interest	($1.78)	($3.62)	($2.81)	($1.00)	($0.21)

Weighted average shares - basic and diluted (in thousands)	107,935	103,576	99,530	98,487	101,783

	June 28, 2020	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016
Consolidated Balance Sheet Data (1), (3)
Total cash, cash equivalents and short-term investments	$1,251.7	$1,051.4	$387.1	$610.9	$605.3
Working capital	1,301.6	1,144.6	641.8	888.6	933.7
Total assets	3,231.0	2,816.9	2,637.8	2,649.9	2,766.1
Total long-term liabilities	850.6	507.5	317.1	215.0	175.2
Total equity	2,089.2	2,041.2	2,072.1	2,222.8	2,367.8
(1) Statement of operations data presented for the years ended June 28, 2020, June 30, 2019 and June 24, 2018 and the consolidated balance sheet data presented as of June 28, 2020, June 30, 2019 and June 24, 2018 include the financial impacts of the acquisition of the RF Power business from Infineon, which was completed on March 6, 2018.
(2) Statement of operations data presented for the years prior to June 30, 2019 have been adjusted to reflect the results of our Lighting Products business unit as a discontinued operation. The business unit was sold on May 13, 2019.
(3) Consolidated balance sheet data for years prior to June 30, 2019 include the historical balance sheet data of our former Lighting Products business unit.

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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Outbreak. COVID-19 has spread globally, including locations where we do business. While the financial impact of COVID-19 on our results is difficult to measure, we believe it has had an unfavorable impact on our operating income. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of this Annual Report as this continues to evolve globally. The potential effects of COVID-19 could impact us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact of customers and their related demand and/or purchases, the impact on our suppliers' ability to fulfill our orders, and the overall impact of the aforementioned items that could cause output challenges and increased costs. Additionally, COVID-19 could have a number of additional adverse effects, including additional laws and regulations affecting our business, fluctuations in foreign currency markets and the credit risks of our customers.
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
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition or extension of tariffs or export bans to specific customers or countries could reduce or limit demand for our products in certain markets.
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

Fiscal 2020 Overview
The following is a summary of our financial results for the year ended June 28, 2020:
•Our year-over-year revenue decreased by $176.1 million to $903.9 million.
•Gross margin decreased to 27.5% from 36.2%. Gross profit decreased to $248.3 million from $391.0 million.
•Operating loss from continuing operations was $209.4 million in fiscal 2020 compared to $15.9 million in fiscal 2019.
•Diluted loss per share from continuing operations attributable to controlling interest was $1.78 in fiscal 2020 compared to $0.56 in fiscal 2019.
•Combined cash, cash equivalents and short-term investments increased to $1,251.7 million at June 28, 2020 from $1,051.4 million at June 30, 2019. Cash used in operating activities of continuing operations was $29.0 million in fiscal 2020 compared to cash provided by operating activities of continuing operations of $220.2 million in fiscal 2019.
•Purchases of property and equipment were $237.1 million in fiscal 2020 compared to $131.3 million in fiscal 2019.
Business Outlook
We believe we are uniquely positioned as an innovator in both of our business segments. The strength of our balance sheet and ability to generate cash provides us the ability to invest in our businesses, as indicated by our planned construction of a state-of-the-art, automated 200mm capable silicon carbide fabrication facility and a large materials factory to expand our silicon carbide capacity, each of which was announced in May 2019. In September 2019, we announced our intent to build the new fabrication facility in Marcy, New York to complement the factory expansion already underway at our U.S. campus headquarters in Durham, North Carolina. Construction on the new fabrication facility commenced in the fourth quarter of fiscal 2020.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing process, we believe we are in a position to improve yield levels to support our future growth.
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
In regards to COVID-19, our manufacturing facilities in the United States are currently operating as essential businesses. We have instituted strict measures designed to balance employee safety with meeting the needs of business operations. These measures include increased employee sick days, robust health screening, social distancing policies and cleaning protocols to ensure the safety of our employees and the protection of our customers, suppliers, and partners. Our manufacturing facilities in China briefly closed mid-third quarter of fiscal 2020 and have remained open since that time.
We believe the strength of our balance sheet and our ability to continue operations allow us to navigate the current environment while maintaining our capital expenditure plans to support future growth, including the construction of new facilities in New York and additional production capacity in North Carolina. Even so, our short-term impacts from COVID-19 to our financial position, results of operations and cash flows are uncertain.

Results of Operations
Selected consolidated statement of operations data for the years ended June 28, 2020, June 30, 2019 and June 24, 2018 is as follows:

	Fiscal Years Ended
	June 28, 2020		June 30, 2019		June 24, 2018
(in millions of U.S Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$903.9	100.0%	$1,080.0	100.0%	$924.9	100.0%
Cost of revenue, net	655.6	72.5%	689.0	63.8%	622.9	67.3%
Gross profit	248.3	27.5%	391.0	36.2%	302.0	32.7%
Research and development	184.2	20.4%	157.9	14.6%	127.3	13.8%
Sales, general and administrative	211.4	23.4%	200.7	18.6%	170.3	18.4%
Amortization or impairment of acquisition-related intangibles	14.5	1.6%	15.6	1.4%	7.2	0.8%
Loss on disposal or impairment of other assets	1.4	0.2%	4.7	0.4%	8.4	0.9%
Other operating expense	46.2	5.1%	28.0	2.6%	16.8	1.8%
Operating loss	(209.4)	(23.2)%	(15.9)	(1.5)%	(28.0)	(3.0)%
Non-operating (income) expense, net	(19.0)	(2.1)%	29.3	2.7%	(10.4)	(1.1)%
Loss before income taxes	(190.4)	(21.1)%	(45.2)	(4.2)%	(17.6)	(1.9)%
Income tax expense (benefit)	0.2	—%	12.7	1.2%	(1.2)	(0.1)%
Net loss from continuing operations	(190.6)	(21.1)%	(57.9)	(5.4)%	(16.4)	(1.8)%
Net loss from discontinued operations	—	—%	(317.2)	(29.4)%	(263.5)	(28.5)%
Net loss	(190.6)	(21.1)%	(375.1)	(34.7)%	(279.9)	(30.3)%
Net income attributable to noncontrolling interest	1.1	0.1%	—	—%	0.1	—%
Net loss attributable to controlling interest	($191.7)	(21.2)%	($375.1)	(34.7)%	($280.0)	(30.3)%

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($1.78)		($0.56)		($0.17)
Net loss attributable to controlling interest	($1.78)		($3.62)		($2.81)

Revenue
Revenue was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Wolfspeed	$470.7	$538.2	$328.6	($67.5)	(13)%	$209.6	64%
Percent of revenue	52%	50%	36%
LED Products	433.2	541.8	596.3	(108.6)	(20)%	(54.5)	(9)%
Percent of revenue	48%	50%	64%
Total revenue	$903.9	$1,080.0	$924.9	($176.1)	(16)%	$155.1	17%
Wolfspeed Segment Revenue
The decrease in Wolfspeed segment revenue for fiscal 2020 compared to fiscal 2019 was primarily due to the ongoing trade dispute between the United States and China, weakening demand in Asia, and customer demand limitations due to the COVID-19 outbreak.
The increase in Wolfspeed segment revenue for fiscal 2019 compared to fiscal 2018 was primarily due to strong organic growth combined with revenue from the RF Power business acquisition and increased revenues from products with high average selling prices.
LED Products Segment Revenue
The decrease in LED Products Segment revenue for fiscal 2020 compared to fiscal 2019 was primarily due to overall market softness in global LED demand as well as supply, labor and output challenges due to the COVID-19 outbreak.
The decrease in LED Products Segment revenue for fiscal 2019 compared to fiscal 2018 was primarily due to global market uncertainty with China in light of the United States and China tariff and trade dispute and current market dynamics, which was partially offset by an increase in license and royalty income.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Wolfspeed gross profit	$184.6	$258.7	$158.5	($74.1)	(29)%	$100.2	63%
Wolfspeed gross margin	39%	48%	48%
LED Products gross profit	91.1	150.0	157.9	(58.9)	(39)%	(7.9)	(5)%
LED Products gross margin	21%	28%	26%
Unallocated costs (1)	(27.4)	(17.7)	(9.0)	(9.7)	(55)%	(8.7)	(97)%
COGS acquisition related costs	—	—	(5.4)	—	—%	5.4	(100)%
Consolidated gross profit	$248.3	$391.0	$302.0	($142.7)	(36)%	$89.0	29%
Consolidated gross margin	27%	36%	33%
(1) Unallocated costs for the fiscal year ended June 28, 2020 include $8.5 million in incremental manufacturing costs relating to COVID-19.
Wolfspeed Segment Gross Profit and Gross Margin
Wolfspeed gross profit and gross margin for fiscal 2020 compared to fiscal 2019 decreased primarily due to changes in customer and product mix, higher costs driven by factory and technology transitions, underutilization at some of our facilities and higher inventory reserves related to product manufactured for Huawei in the second quarter of fiscal 2020.
Wolfspeed gross margin for fiscal 2019 compared to fiscal 2018 remained relatively flat primarily due to changes in product mix. Wolfspeed gross profit increased for fiscal 2019 compared to fiscal 2018 primarily due to higher revenues.

LED Products Segment Gross Profit and Gross Margin
LED Products gross profit and gross margin decreased for fiscal 2020 compared to fiscal 2019 primarily due to the impacts of lower revenue and higher chip costs due to lower utilization.
LED Products gross profit decreased in fiscal 2019 compared to fiscal 2018 due to lower revenue and tariff costs. LED Products gross margin increased in fiscal 2019 compared to fiscal 2018 due to more favorable product mix, higher license and royalty revenue, and better factory costs for the first half of the year, partially offset by tariff costs.
Unallocated Costs
Unallocated costs primarily consist of manufacturing employees' stock-based compensation, expenses for annual incentive plans, and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
For fiscal 2020, unallocated costs also include incremental costs relating to operating our manufacturing operations during the COVID-19 pandemic. The majority of these incremental costs comprise additional labor costs paid to our manufacturing employees, increased cleaning costs, cleaning supplies and protective equipment, and the costs of implementing preventative safety measures, including increased wellness checks.
Unallocated costs increased in fiscal 2020 compared to fiscal 2019 primarily due to incremental costs relating to operating our manufacturing operations during the COVID-19 pandemic and increased stock-based compensation, offset by decreased annual incentive expense.
Unallocated costs increased in fiscal 2019 compared to fiscal 2018, primarily due to higher annual incentive expenses which resulted from improved company performance and increased stock-based compensation incurred as a result of our higher average share price.
COGS Acquisition Related Costs Adjustment
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
Research and development expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Research and development	$184.2	$157.9	$127.3	$26.3	17%	$30.6	24%
Percent of revenue	20%	15%	14%
The increases in research and development expenses for all periods presented are primarily due to our continued investment in our silicon carbide and GaN technologies, including the development of existing silicon carbide materials and fabrication technology for next generation platforms and continuing to expand our Power and RF product portfolio.
Our research and development expenses vary significantly from year to year based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.

Sales, General and Administrative
Sales, general and administrative expenses are comprised primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and consists of salaries and related compensation costs; consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs); marketing and advertising expenses; facilities and insurance costs; and travel and other costs.
Sales, general and administrative expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Sales, general and administrative	$211.4	$200.7	$170.3	$10.7	5%	$30.4	18%
Percent of revenue	23%	19%	18%
The increase in sales, general and administrative expenses in fiscal 2020 compared to fiscal 2019 was primarily due to increases in salaries and benefits, stock-based compensation and professional service fees related to transition services from the sale of the Lighting Products business unit, offset by decreases in legal fees, sales commissions and travel costs.
The increase in sales, general and administrative expenses in fiscal 2019 compared to fiscal 2018 was primarily due to an increase in stock-based compensation and annual incentives.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Customer relationships	$6.1	$7.3	$3.0	($1.2)	(16)%	$4.3	143%
Developed technology	5.4	5.4	3.2	—	0%	2.2	69%
Non-compete agreements	3.0	2.9	1.0	0.1	3%	1.9	190%
Total	$14.5	$15.6	$7.2	($1.1)	(7)%	$8.4	117%
Amortization of acquisition-related intangibles stayed fairly consistent in fiscal 2020 compared to fiscal 2019 due to the absence of significant intangible-related activity between the periods. The slight decrease was due to certain intangible assets relating to customer relationships reaching the end of their amortization period in fiscal 2019 and the reclassification of $0.9 million of developed technology, net to a right-of-use asset in accordance with our adoption of ASC 842, Leases, due to the value representing a favorable lease.
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
Loss on disposal or impairment of other assets were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Loss on disposal or impairment of other assets	$1.4	$4.7	$8.4	($3.3)	(70)%	($3.7)	(44)%
The loss in fiscal 2020 primarily relates to write-offs of impaired or abandoned patents as well as the impairment of certain leasehold improvements.
The loss in fiscal 2019 primarily relates to an impairment of other assets in conjunction with our disposal of the Lighting Products business unit.
The loss in fiscal 2018 primarily relates to a fair value market write-down for a sold aircraft.
Other Operating Expense
Other operating expense was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Factory optimization restructuring	$8.5	$4.1	$—	$4.4	107%	$4.1	100%
Severance and other restructuring	0.6	4.2	3.8	(3.6)	(86)%	0.4	11%
Total restructuring costs	9.1	8.3	3.8	0.8	10%	4.5	118%
Project, transformation and transaction costs	25.5	16.9	8.5	8.6	51%	8.4	99%
Factory optimization start-up costs	9.5	1.5	—	8.0	533%	1.5	100%
Non-restructuring related executive severance	2.1	1.3	4.5	0.8	62%	(3.2)	(71)%
Other operating expense	$46.2	$28.0	$16.8	$18.2	65%	$11.2	67%
Factory optimization restructuring costs relate to facility consolidations as well as disposals on certain long-lived assets. Severance and other restructuring costs relate to corporate restructuring plans. See Note 20, "Restructuring," in our consolidated financial statements included in Item 8 of this Annual Report for additional information on our restructuring costs.
Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes and upgrading our ERP system to support our expected future growth.
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts, which began in the fourth quarter of fiscal 2019. These efforts are focused on expanding our production footprint to support expected growth in the Wolfspeed segment.
The increase in other operating expense in fiscal 2020 compared to fiscal 2019 was primarily due to increased project, transformation and transaction costs and a full year of factory optimization restructuring and start-up costs in fiscal 2020, offset by a decrease in severance and other restructuring.
The increase in other operating expense in fiscal 2019 compared to fiscal 2018 was primarily due to the addition of factory optimization restructuring and start-up costs, costs relating to restructuring our geographical sales team to realign our skills and experience needed to execute on our business objectives and transaction costs relating to the sale of our Lighting Products business unit.

Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
(Gain) loss on sale of investments, net	($2.0)	$0.1	$0.1	($2.1)	(2,100)%	$—	—%
(Gain) loss on equity investment	(14.2)	16.2	(7.1)	(30.4)	(188)%	23.3	328%
Gain on partial debt extinguishment	(11.0)	—	—	(11.0)	100%	—	—%
Gain on arbitration proceedings	(7.9)	—	—	(7.9)	100%	—	—%
Interest income	(16.4)	(14.0)	(9.1)	(2.4)	(17)%	(4.9)	(54)%
Interest expense	34.9	26.0	7.3	8.9	34%	18.7	256%
Foreign currency (gain) loss, net	(1.9)	1.3	(1.8)	(3.2)	(246)%	3.1	172%
Other, net	(0.5)	(0.3)	0.2	(0.2)	(67)%	(0.5)	(250)%
Non-operating (income) expense, net	($19.0)	$29.3	($10.4)	($48.3)	(165)%	$39.7	382%
(Gain) loss on equity investment. The (gain) loss on equity investment is due to changes in the fair value of our Lextar investment, respectively. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price increased from 18.40 New Taiwanese Dollars (TWD) per share at June 25, 2017 to 21.00 TWD per share at June 24, 2018 before decreasing to 14.75 TWD per share at June 30, 2019 and increasing to 19.90 TWD per share at June 28, 2020.
This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. We have a 16% common stock ownership interest in Lextar and utilize the fair value option in accounting for the ownership interest. In June 2020, Lextar announced a plan to restructure under a holding company with EPISTAR Corporation (EPISTAR) via a share swap. As approved by the shareholders of Lextar and EPISTAR at the meetings held on August 7, 2020, we will receive 0.275 shares of common stock of the holding company, to be named ENNOSTAR Inc. (ENNOSTAR), for each share for Lextar common stock once the share swap is effected (currently scheduled for October 20, 2020), representing in the aggregate an approximately 3.3% common stock ownership interest in ENNOSTAR. The shares of ENNOSTAR will be listed on the Taiwan Stock Exchange. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Gain on partial debt extinguishment. The gain on partial debt extinguishment relates to a gain recognized as a result of using $144.3 million towards repurchasing $150.2 million of the principal amount held on the 2023 Notes.
Gain on arbitration proceedings. The gain on arbitration proceedings primarily relates to an award from an arbitration proceeding in the third quarter of fiscal 2020 with a former vendor in which we were awarded damages for defective inventory. Additionally, a small legal settlement was paid in the fourth quarter of fiscal 2020.
Interest income. The increases in interest income in both comparative periods are due to higher balances on our short-term investments.
Interest expense. Interest expense in fiscal 2020 and fiscal 2019 reflect increased interest expense related to the Notes. The increase in fiscal 2020 compared to fiscal 2019 is primarily due to the addition of the 2026 Notes at the end of fiscal 2020, which were sold on April 21, 2020.
Foreign currency (gain) loss, net. Foreign currency (gain) loss, net, primarily consists of remeasurement adjustments resulting from our Lextar investment and from our international subsidiaries.

Income Tax Expense (Benefit)
Income tax expense (benefit) and our effective tax rate was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020		2018 to 2019
Income tax expense (benefit)	$0.2	$12.7	($1.2)	(12.5)	(98)%	13.9	1,158%
Effective tax rate	—%	(28)%	7%
The increase in the effective tax rate from (28)% in fiscal 2019 to 0% in fiscal 2020 was primarily due to the tax benefit related to net operating loss provisions of the CARES Act and a decrease in foreign tax expense due to lower income derived from foreign jurisdictions, where there is not a full valuation allowance, as a result of COVID-19.
The decrease in the effective tax rate from 7% in fiscal 2018 to (28)% in fiscal 2019 was primarily due to the tax benefit of remeasuring our U.S. deferred taxes as a result of the TCJA enacted on December 22, 2017.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) income derived from international locations with lower tax rates than the U.S., and (iii) tax credits generated.
Net Loss from Discontinued Operations
We recorded a net loss from discontinued operations of $317.2 million and $263.5 million in fiscal 2019 and 2018, respectively. The net loss from discontinued operations in each period relates to operational results of the discontinued operations of the Lighting Products business unit, with the addition of a $66.2 million loss on the sale of the Lighting Products business unit included in the net loss from discontinued operations for fiscal 2019. The net loss from discontinued operations for fiscal 2019 and 2018 includes $90.3 million and $247.5 million of goodwill impairment, respectively.
We did not have any discontinued operations related activity in fiscal 2020.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. We have a $125 million line of credit as discussed as discussed in Note 11, “Long-term Debt,” in our consolidated financial statements included in Item 8 of this Annual Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs. Additionally, on April 21, 2020, we issued and sold a total of $575.0 million aggregate principal amount of 2026 Notes, as discussed in Note 11, “Long-term Debt,” in our consolidated financial statements included in Item 8 of this Annual Report. The total net proceeds of the 2026 Notes was $561.4 million, of which we used $144.3 million to repurchase $150.2 million aggregate principal amount of our 2023 Notes. We expect to use the remainder of the net proceeds for general corporate purposes.
Based on past performance and current expectations, we believe our current working capital, availability under our line of credit and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. With the strength of our working capital position, we believe that we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio, secure key intellectual properties and/or expand our production capacity.
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we have continued to make such evaluations. We may also access capital markets through the issuance of debt or additional shares of common stock in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities.
We are currently building a new silicon carbide fabrication facility in Marcy, New York, to expand capacity for our silicon carbide device business. We expect to invest approximately $1.0 billion in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed by the State of New

York through a grant program administered by Empire State Development. Given our current cash position, we believe we are in a good position to adequately fund the construction of the facility.
The full extent to which COVID-19 may impact our results of operations or liquidity is uncertain. Currently, the local governments in the locations in which we operate have designated our Company as an essential business, but our operations have, and likely will continue, to experience supply, labor, demand and output challenges. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor and LED industries, and the economies in which we operate. We anticipate our future results of operations, including the results for fiscal 2021, will be materially impacted by COVID-19, but at this time we do not expect the impact from the COVID-19 outbreak will have a material effect on our liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, and, if the outbreak continues on its current trajectory, such impacts could grow and become material to our liquidity or financial position. To the extent our suppliers continue to be materially and adversely impacted by COVID-19, this could reduce the availability, or result in delays, of materials or supplies to or from us, which in turn could materially interrupt our business operations.
Contractual Obligations
At June 28, 2020, payments to be made pursuant to significant contractual obligations are as follows:

		Payments Due by Period
(in millions of U.S. Dollars)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	13.9	5.5	6.4	1.6	0.4
Finance lease obligations	15.0	2.6	1.6	0.9	9.9
Purchase obligations	451.6	451.1	0.5	—	—
Long-term debt (1)	999.8	—	—	424.8	575.0
Interest payments on long-term debt (2)	70.5	13.8	27.6	20.7	8.4
Other long-term liabilities (3)	1.9	—	1.9	—	—
Total contractual obligations	$1,552.7	$473.0	$38.0	$448.0	$593.7
(1) Long-term debt represents the principal due on the Notes, but does not include interest expense.
(2) Interest payments on long-term debt represent semi-annual interest payments on the Notes.
(3) Other long-term liabilities as of June 28, 2020 also includes customer deposits of $33.7 million, long-term tax contingencies and other tax liabilities of $2.4 million, LED supply agreements of $8.3 million and extended warranty liability of $0.4 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of payments is uncertain.
Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2027. Finance lease obligations primarily include Wolfspeed manufacturing space in Malaysia and a 49-year ground lease on a future silicon carbide fabrication facility in New York. The leases for our Wolfspeed manufacturing space in Malaysia expire in February 2027 and the 49-year ground lease in New York expires in March 2069.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.
Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	Change
Cash and cash equivalents	$448.8	$500.5	($51.7)
Short-term investments	802.9	550.9	252.0
Total cash, cash equivalents and short-term investments	$1,251.7	$1,051.4	$200.3
Our liquidity and capital resources primarily depend on our cash flows from operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 28, 2020	June 30, 2019	Change
Days of sales outstanding (a)	37	34	3
Days of supply in inventory (b)	104	104	—
Days in accounts payable (c)	(103)	(72)	(31)
Cash conversion cycle	38	66	(28)
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
The decrease in the cash conversion cycle was primarily driven by increased accounts payable balances relating to investment at our future silicon carbide fabrication facility in New York.
As of June 28, 2020, we had unrealized losses on our investments of less than $0.1 million. All of our investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 28, 2020 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or negative market conditions surrounding the COVID-19 outbreak. We intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, and we currently expect to receive the full principal or recover our cost basis in these securities. The declines in value of the securities in our portfolio are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 28, 2020.
Cash Flows
In summary, our cash flows were as follows (in millions of U.S. Dollars):

	Fiscal Years Ended			Year-Over-Year Change
	June 28, 2020	June 30, 2019	June 24, 2018	2019 to 2020	2018 to 2019
Cash (used in) provided by operating activities	($29.0)	$202.3	$173.5	($231.3)	$28.8
Cash used in investing activities	(486.9)	(227.1)	(423.9)	(259.8)	196.8
Cash provided by financing activities	464.3	406.5	236.5	57.8	170.0
Effect of foreign exchange changes	(0.1)	(0.1)	0.2	—	(0.3)
Net increase (decrease) in cash and cash equivalents	($51.7)	$381.6	($13.7)	($433.3)	$395.3
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities decreased in fiscal 2020 compared to fiscal 2019 primarily due to cash used from our increased operating loss and a larger annual incentive payment in the first quarter of fiscal 2020 compared to the previous year. Annual incentive payments are made in the first quarter of the subsequent fiscal year.
Net cash provided by operating activities increased in fiscal 2019 compared to fiscal 2018 primarily due to generating higher cash from earnings and improved working capital.
Total cash provided by operating activities in fiscal 2019 and 2018 includes ($17.9) million and $61.0 million of cash (used in) provided by operating activities of discontinued operations.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights.

The increase in net cash used in investing activities in fiscal 2020 compared to fiscal 2019 was primarily due to the net proceeds from the sale of the Lighting Products business unit of $219.0 million received in fiscal 2019. Excluding the proceeds from the sale, cash used in investing activities stayed relatively flat with an increase in purchases of property, equipment and patent rights of $106.7 million offset by a decrease in net purchases of short term investments of $48.2 million.
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
Total cash used in investing activities in fiscal 2019 and 2018 includes $15.4 million and $17.9 million of cash used in investing activities of discontinued operations.
For fiscal 2021, we target approximately $400.0 million of net capital investment, which is primarily related to capacity and infrastructure projects to support our Wolfspeed segment longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on the construction of our new silicon carbide fabrication facility in New York and is net of expected reimbursements from the State of New York Urban Development Corporation under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 16, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2020 primarily consisted of proceeds of $575.0 million from the issuance of the 2026 Notes and net proceeds of $59.5 million from issuances of common stock pursuant to the exercise of employee stock options, partially offset by payments on long-term debt of $145.1 million, the payment of $13.6 million in debt issuance costs from the issuance of the 2026 Notes and incentive-related refundable escrow deposits of $11.5 million relating to the construction of our future silicon carbide fabrication facility in New York. The escrow deposits will be returned to us upon successful completion of defined objectives relating to New York state funded incentives.
Net cash provided by financing activities in fiscal 2019 primarily consisted of $575.0 million in proceeds from the issuance of the 2023 Notes and net proceeds of $136.4 million from issuances of common stock pursuant to the exercise of employee stock options, partially offset by the net repayment on our line of credit of $292.0 million and the payment of debt issuance costs of $12.9 million from the issuance of the 2023 Notes.
Net cash provided by financing activities in fiscal 2018 primarily consisted of a net draw on our line of credit of $147.0 million to help fund the Infineon RF Power acquisition, $86.4 million in net proceeds from issuance of common stock pursuant to the exercise of employee stock options and proceeds of $4.9 million from San'an's capital contribution to Cree Venture LED, slightly offset by payment of acquisition-related contingent consideration of $1.8 million in connection with our acquisition of Arkansas Power Electronics International, Inc., which was completed in fiscal 2016.
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 28, 2020 and June 30, 2019. Actual results may differ materially.
Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 28, 2020 and June 30, 2019, our cash equivalents and short-term investments had a fair value of $1,106.8 million and $789.0 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $11.1 million at June 28, 2020 and $7.9 million at June 30, 2019.

As of June 28, 2020, we maintain a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. As of and during the fiscal years ending June 28, 2020 and June 30, 2019, no balances were outstanding under the line of credit.
Currency Rate and Price Risk
We operate internationally and have transactions denominated in foreign currencies and are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Our primary exposure relates to the exchange rate between the United States Dollar (USD) and the TWD as our Lextar investment is held in TWD. Additionally, our investment relates to owning shares that are publicly traded on the Taiwan Stock Exchange and subject to price risks from market trading. The value of our Lextar investment was $55.9 million and $39.5 million as of June 28, 2020 and June 30, 2019, respectively. A hypothetical 10% decrease in the value of the USD compared to the TWD or a hypothetical 10% decrease in quoted market values on our investment would each individually result in potential losses of approximately $5.6 million and $4.0 million for the years ended June 28, 2020 and June 30, 2019, respectively.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 28, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
For the year ended June 28, 2020, 44% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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
We also have inventory consignment agreements in which revenue is recognized at a point in time, when the customer or distributor pulls product from consignment inventory that we store at designated locations. Delivery and transfer of control occur at that point, when title and risk of loss transfers and the customer or distributor becomes obligated to pay for the products pulled from inventory. Until the products are pulled for use or sale by the customer or distributor, we retain control over the products’ disposition, including the right to pull back or relocate the products.
From time to time, we may enter into licensing arrangements related to our intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, we will recognize non-refundable upfront licensing fees related to patent licenses immediately upon receipt of the funds if we have no significant future obligations to perform under the arrangement. However, we will defer recognition for licensing fees where we have significant future performance requirements, the fee is not fixed (such as royalties earned as a percentage of future revenue), or the fees are otherwise contingent.
Leases (new for fiscal 2020 due to ASC 842 Adoption)
At lease inception, we determine that an arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and we obtain control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset.
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
Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on our consolidated statements of operations.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cree, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cree, Inc. and its subsidiaries (the “Company”) as of June 28, 2020 and June 30, 2019, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on July 1, 2019, and as discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers on June 25, 2018.

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

Reserves for distributor programs - Ship and debit and price protection rights

As described in Note 2 to the consolidated financial statements, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within the Company’s standard commercial terms. Certain distributors may be provided limited rights that allow them to return a portion of inventory and receive credits for changes in selling price (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program. Distributor sales account for approximately 44% of total net revenue of $903.9 million for the year ended June 28, 2020 and the associated reserves for ship and debit and price protection rights programs to distributors make up a portion of the accrued contract liabilities account balance of $38.3 million. Under the Company’s ship and debit program, subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling the particular part to that customer. If the Company approves an allowance and the distributor resells the product to the target customer, the Company credits the distributor according to the allowance the Company approved. Under the price protection rights program, if the Company issues a new price book for its products, the Company will provide a credit to certain distributors for inventory quantities on hand. The credits associated with these programs are applied against the reserve the Company establishes upon initial shipment of product to the distributor. Upon shipment, management uses significant judgment in establishing reserves for the ship and debit and price protection rights programs, which includes developing assumptions related to changes in selling prices.

The principal considerations for our determination that performing procedures relating to reserves for distributor programs - ship and debit and price protection rights is a critical audit matter are the significant judgment by management in estimating the reserves for ship and debit and price protection rights programs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s assumption related to changes in selling prices.

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

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 19, 2020

We have served as the Company’s auditor since 2013.

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 28, 2020	June 30, 2019
in millions of U.S. Dollars, except share data in thousands
Assets
Current assets:
Cash and cash equivalents	$448.8	$500.5
Short-term investments	802.9	550.9
Total cash, cash equivalents and short-term investments	1,251.7	1,051.4
Accounts receivable, net	114.0	128.9
Inventories	179.1	187.4
Income taxes receivable	6.6	0.2
Prepaid expenses	26.3	23.3
Other current assets	13.8	19.7
Current assets held for sale	1.3	1.9
Total current assets	1,592.8	1,412.8
Property and equipment, net	831.1	625.2
Goodwill	530.0	530.0
Intangible assets, net	179.6	197.9
Other long-term investments	55.9	39.5
Deferred tax assets	6.3	5.6
Other assets	35.3	5.9
Total assets	$3,231.0	$2,816.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$220.8	$200.9
Accrued contract liabilities	38.3	45.8
Income taxes payable	3.2	3.0
Finance lease liabilities	3.6	—
Other current liabilities	25.3	18.5
Total current liabilities	291.2	268.2
Long-term liabilities:
Convertible notes, net	783.8	469.1
Deferred tax liabilities	1.8	2.0
Finance lease liabilities - long-term	11.4	—
Other long-term liabilities	53.6	36.4
Total long-term liabilities	850.6	507.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 28, 2020 and June 30, 2019; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 28, 2020 and June 30, 2019; 109,230 and 106,570 shares issued and outstanding at June 28, 2020 and June 30, 2019, respectively	0.1	0.1
Additional paid-in-capital	3,106.2	2,874.1
Accumulated other comprehensive income	16.0	9.5
Accumulated deficit	(1,039.2)	(847.5)
Total shareholders’ equity	2,083.1	2,036.2
Non-controlling interest	6.1	5.0
Total equity	2,089.2	2,041.2
Total liabilities and shareholders’ equity	$3,231.0	$2,816.9
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 28, 2020	June 30, 2019	June 24, 2018
in millions of U.S. Dollars, except share data
Revenue, net	$903.9	$1,080.0	$924.9
Cost of revenue, net	655.6	689.0	622.9
Gross profit	248.3	391.0	302.0
Operating expenses:
Research and development	184.2	157.9	127.3
Sales, general and administrative	211.4	200.7	170.3
Amortization or impairment of acquisition-related intangibles	14.5	15.6	7.2
Loss on disposal or impairment of other assets	1.4	4.7	8.4
Other operating expense	46.2	28.0	16.8
Operating loss	(209.4)	(15.9)	(28.0)
Non-operating (income) expense, net	(19.0)	29.3	(10.4)
Loss before income taxes	(190.4)	(45.2)	(17.6)
Income tax expense (benefit)	0.2	12.7	(1.2)
Net loss from continuing operations	(190.6)	(57.9)	(16.4)
Net loss from discontinued operations	—	(317.2)	(263.5)
Net loss	(190.6)	(375.1)	(279.9)
Net income attributable to noncontrolling interest	1.1	—	0.1
Net loss attributable to controlling interest	($191.7)	($375.1)	($280.0)

Basic and diluted loss per share
Continuing operations attributable to controlling interest	($1.78)	($0.56)	($0.17)
Net loss attributable to controlling interest	($1.78)	($3.62)	($2.81)

Weighted average shares - basic and diluted (in thousands)	107,935	103,576	99,530
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 28, 2020	June 30, 2019	June 24, 2018
in millions of U.S. Dollars
Net loss	($190.6)	($375.1)	($279.9)
Other comprehensive income (loss):
Currency translation gain	—	4.4	0.6
Net unrealized gain (loss) on available-for-sale securities	6.5	4.5	(5.9)
Comprehensive loss	(184.1)	(366.2)	(285.2)
Net income attributable to non-controlling interest	1.1	—	0.1
Comprehensive loss attributable to controlling interest	($185.2)	($366.2)	($285.3)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
in millions of U.S. Dollars	June 28, 2020	June 30, 2019	June 24, 2018
Operating activities:
Net loss from continuing operations	($190.6)	($57.9)	($16.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	123.9	122.4	111.6
Amortization of debt issuance costs and discount	26.3	18.3	—
Gain on partial extinguishment of debt	(11.0)	—	—
Stock-based compensation	53.3	49.6	37.9
Loss on disposal or impairment of long-lived assets	4.7	4.7	8.4
Amortization of premium/discount on investments	1.7	2.3	4.7
Realized (gain) loss on sale of investments	(2.0)	0.1	0.1
(Gain) loss on equity investment	(14.2)	16.2	(7.1)
Foreign exchange (gain) loss on equity investment	(2.2)	1.3	(0.6)
Deferred income taxes	(0.9)	(0.6)	(39.3)
Changes in operating assets and liabilities:
Accounts receivable, net	14.9	9.6	(16.4)
Inventories	9.9	(35.8)	9.5
Prepaid expenses and other assets	(1.0)	(3.1)	(10.3)
Accounts payable, trade	(16.3)	29.3	13.7
Accrued salaries and wages and other liabilities	(25.4)	42.2	16.7
Accrued contract liabilities	(0.1)	21.6	—
Net cash (used in) provided by operating activities of continuing operations	(29.0)	220.2	112.5
Net cash (used in) provided by operating activities of discontinued operations	—	(17.9)	61.0
Cash (used in) provided by operating activities	(29.0)	202.3	173.5
Investing activities:
Purchases of property and equipment	(237.1)	(131.3)	(172.3)
Purchases of patent and licensing rights	(7.2)	(6.3)	(5.6)
Proceeds from sale of property and equipment	2.6	0.3	0.6
Purchases of short-term investments	(833.4)	(517.2)	(200.7)
Proceeds from maturities of short-term investments	460.6	177.4	224.2
Proceeds from sale of short-term investments	127.6	46.4	177.0
Purchase of acquired business, net of cash acquired	—	—	(429.2)
Proceeds from sale of business, net	—	219.0	—
Net cash used in investing activities of continuing operations	(486.9)	(211.7)	(406.0)
Net cash used in investing activities of discontinued operations	—	(15.4)	(17.9)
Cash used in investing activities	(486.9)	(227.1)	(423.9)
Financing activities:
Proceeds from issuing Cree Venture LED stock to noncontrolling interest	—	—	4.9
Payment of acquisition-related contingent consideration	—	—	(1.8)
Proceeds from long-term debt borrowings	—	95.0	670.0
Payments on long-term debt borrowings, including finance lease obligations	(145.1)	(387.0)	(523.0)
Proceeds from issuance of common stock	76.4	158.0	92.6
Tax withholding on vested equity awards	(16.9)	(21.6)	(6.2)
Proceeds from convertible notes	575.0	575.0	—
Payments of debt issuance costs	(13.6)	(12.9)	—
Incentive-related refundable escrow deposits	(11.5)	—	—
Cash provided by financing activities	464.3	406.5	236.5
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	(0.1)	0.2
Net change in cash and cash equivalents	(51.7)	381.6	(13.7)
Cash and cash equivalents, beginning of period	500.5	118.9	132.6
Cash and cash equivalents, end of period	$448.8	$500.5	$118.9
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
	Number of Shares	Par Value
Share data in thousands, U.S. Dollar information in millions
Balance at June 25, 2017	97,674	$0.1	$2,419.5	($202.7)	$5.9	$2,222.8	$—	$2,222.8
Net loss (income)	—	—	—	(280.0)	—	(280.0)	0.1	(279.9)
Currency translation gain	—	—	—	—	0.6	0.6	—	0.6
Unrealized loss on available-for-sale securities	—	—	—	—	(5.9)	(5.9)	—	(5.9)
Comprehensive loss						(285.3)	0.1	(285.2)
Income tax expense from stock option exercises	—	—	(6.2)	—	—	(6.2)	—	(6.2)
Contributions from non-controlling interests	—	—	—	—	—	—	4.9	4.9
Stock-based compensation	—	—	43.2	—	—	43.2	—	43.2
Exercise of stock options and issuance of shares	3,814	—	92.6	—	—	92.6	—	92.6
Balance at June 24, 2018	101,488	$0.1	$2,549.1	($482.7)	$0.6	$2,067.1	$5.0	$2,072.1
Net loss	—	—	—	(375.1)	—	(375.1)	—	(375.1)
Currency translation gain	—	—	—	—	4.4	4.4	—	4.4
Unrealized gain on available-for-sale securities	—	—	—	—	4.5	4.5	—	4.5
Comprehensive loss						(366.2)	—	(366.2)
Income tax expense from stock option exercises	—	—	(21.6)	—	—	(21.6)	—	(21.6)
Adoption of ASC 606	—	—	—	10.3	—	10.3	—	10.3
Stock-based compensation	—	—	78.0	—	—	78.0	—	78.0
Exercise of stock options and issuance of shares	5,082	—	158.0	—	—	158.0	—	158.0
Issuance of convertible notes due September 1, 2023	—	—	110.6	—	—	110.6	—	110.6
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(191.7)	—	(191.7)	1.1	(190.6)
Unrealized gain on available-for-sale securities	—	—	—	—	6.5	6.5	—	6.5
Comprehensive loss						(185.2)	1.1	(184.1)
Income tax expense from stock option exercises	—	—	(16.9)	—	—	(16.9)	—	(16.9)
Stock-based compensation	—	—	54.9	—	—	54.9	—	54.9
Exercise of stock options and issuance of shares	2,660	—	76.4	—	—	76.4	—	76.4
Issuance of convertible notes due May 1, 2026	—	—	145.4	—	—	145.4	—	145.4
Partial extinguishment of convertible notes due September 1, 2023	—	—	(27.7)	—	—	(27.7)	—	(27.7)
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
The accompanying notes are an integral part of the consolidated financial statements.

CREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business
Overview
Cree, Inc. (the Company) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride materials, devices for power and radio-frequency (RF) applications and specialty lighting-class light emitting diode (LED) products. The Company's silicon carbide and gallium nitride (GaN) materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems. The Company's LEDs are targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays.
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
The majority of the Company's products are manufactured at its production facilities located in North Carolina, California, Arkansas and China. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. Additionally, the Company is in the process of building a silicon carbide fabrication facility in New York. The Company operates research and development facilities in North Carolina, Arizona, Arkansas, New York, California and China (including Hong Kong).
Cree, Inc. is a North Carolina corporation established in 1987, and its headquarters are in Durham, North Carolina.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the joint venture. All material intercompany accounts and transactions have been eliminated.
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2020 and 2018 fiscal years were 52-week fiscal years. The Company's 2019 fiscal year was a 53-week fiscal year. The Company’s 2021 fiscal year will be a 52-week fiscal year.
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
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 outbreak as of June 28, 2020 and through the date of this Annual Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments and valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the year ended June 28, 2020, the Company believes the full impact of the outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.
Segment Information
U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it has two operating and reportable segments.
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
Investments
Investments in certain securities may be classified into three categories:

•Held-to-Maturity – Debt securities that the entity has the positive intent and ability to hold to maturity, which are reported at amortized cost.
•Trading – Debt and equity securities that are bought and held principally for the purpose of selling in the near term, which are reported at fair value, with unrealized gains and losses included in earnings.
•Available-for-Sale – Debt and equity securities not classified as either held-to-maturity or trading securities, which are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.
The Company reassesses the appropriateness of the classification (i.e. held-to-maturity, trading or available-for-sale) of its investments at the end of each reporting period.
When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the capital markets. For the fiscal years ended June 28, 2020, June 30, 2019, and June 24, 2018, the Company had no other-than-temporary declines below the cost basis of its investments. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in non-operating (income) expense, net.
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
Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the term of the related lease. In general, the Company’s policy for useful lives is as follows:

Furniture and fixtures	5 years
Buildings and building improvements	5 to 40 years
Machinery and equipment	3 to 15 years
Vehicles	5 years
Computer hardware/software	3 years
Leasehold improvements	Shorter of estimated useful life or lease term
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
If the fair value of the reportable segment exceeds the carrying value of the net assets associated with the segment, goodwill is not considered impaired. If the carrying value of the net assets associated with the reportable segment exceeds the fair value of the segment, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reportable segment's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit. The Company derives a reportable segment’s fair value through a combination of the market approach (guideline transaction method and guideline public company method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from a capital asset pricing model. If all reportable segments are analyzed, their respective fair values are reconciled back to the Company’s consolidated market capitalization.
Finite-Lived Intangible Assets
U.S. GAAP requires that intangible assets, other than goodwill and indefinite-lived intangibles, must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from four to 15 years.
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
Some of the Company’s distributors are provided limited rights that allow them to return a portion of inventory (product exchange rights or stock rotation rights) and receive credits for changes in selling prices (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program or other targeted sales incentives. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. The Company believes that it can reasonably and reliably estimate the allowance for distributor credits at the time of sale. Accordingly, estimates for these rights are recognized at the time of sale as a reduction of product revenue and as a contract liability.

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
The Company also has inventory consignment agreements in which revenue is recognized at a point in time, when the customer or distributor pulls product from consignment inventory that the Company stores at designated locations. Delivery and transfer of control occur at that point, when title and risk of loss transfers and the customer or distributor becomes obligated to pay for the products pulled from inventory. Until the products are pulled for use or sale by the customer or distributor, the Company retains control over the products’ disposition, including the right to pull back or relocate the products.
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
Leases
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
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $4.1 million, $4.2 million, and $3.9 million for the years ended June 28, 2020, June 30, 2019 and June 24, 2018, respectively.
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
Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 28, 2020 and June 30, 2019 due to the short-term nature of these instruments.
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

Foreign Currency Translation
Foreign currency translation adjustments are recognized in other comprehensive income (loss) in the consolidated statements of comprehensive loss for changes between the foreign subsidiaries’ functional currency and the United States (U.S.) dollar. Foreign currency translation gains and losses are included in the Company’s equity account balance of accumulated other comprehensive income, net of taxes in the consolidated balance sheets until such time that the subsidiaries are either sold or substantially liquidated.
Due to the sale of the Lighting Products business unit in fiscal 2019, $5.2 million of currency translation loss was reclassified out of other comprehensive income (loss) and recognized in the consolidated statements of operations as part of the loss on transaction.
The Company and its subsidiaries transact business in currencies other than the U.S. Dollar and as such, the Company will continue to experience varying amounts of foreign currency exchange gains and losses.
Joint Venture
Effective July 17, 2017, the Company entered into a Shareholders Agreement with San’an Optoelectronics Co., Ltd. (San’an) and Cree Venture LED Company Limited (Cree Venture LED) pursuant to which the Company and San’an funded their contributions to Cree Venture LED and agreed upon the management and operation of Cree Venture LED. The Company contributed $5.1 million of cash for a 51% ownership interest and San’an contributed $4.9 million of cash for a 49% ownership interest. Cree Venture LED has a five-member board of directors, three of which were designated by the Company and two of which were designated by San’an. As a result of the Company's majority voting interest, the Company consolidates the operations of Cree Venture LED and reports its revenue and gross profit within the Company's LED Products segment. The Company classifies the 49% ownership interest held by San'an as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest increased by $1.1 million, $0.0 million and $0.1 million for its share of net income from Cree Venture LED for the fiscal years ending June 28, 2020, June 30, 2019 and June 24, 2018, respectively.
Supplemental Cash Flow Information
Cash paid for interest was $5.9 million, $4.0 million, and $6.1 million for the fiscal years ending June 28, 2020, June 30, 2019 and June 24, 2018, respectively.
Cash paid for taxes, net of refunds received, was $7.1 million and $5.4 million for the fiscal years ending June 28, 2020 and June 30, 2019, respectively. Cash paid for taxes, net of refunds received, was less than $0.1 million for the fiscal year ended June 24, 2018.
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
The adoption of the new standard resulted in the recognition of $12.2 million of lease liabilities with corresponding right-of-use assets of $12.3 million as of July 1, 2019. As required, the right-of-use assets include the effect of reclassifying certain balances including deferred and prepaid rent, a portion of facilities-related restructuring accrual reserves, and a favorable lease intangible asset previously recognized in connection with an acquisition. The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard. The standard did not materially impact the Company's results from operations and had no impact on cash flows. See Note 5, "Leases," for additional disclosures, as required by the new standard.
The reported results as of and for the year ended June 28, 2020 reflect the application of the new accounting guidance, while the reported results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting under ASC 840, Leases.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application and simplifies other areas of Topic 740 by clarifying and amending existing guidance. Early adoption is permitted, provided that the Company reflects any adjustments as of the beginning of the annual period that includes the interim period for which such early adoption occurs. Additionally, the Company must adopt all the amendments in the same period if early adoption is elected. The Company early adopted this standard in the fourth quarter of fiscal 2020 with no material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The FASB issued ASU 2018-02 to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the TCJA to retained earnings. The Company adopted this standard in the fourth quarter of fiscal 2020. For the year ended June 28, 2020, the Company did not elect to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the TCJA to retained earnings. The Company's policy is to account for the release of disproportionate income tax effects stranded in accumulated other comprehensive income under the aggregate portfolio approach.
Recently Issued Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new accounting model known as Current Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. The Company adopted this standard on June 29, 2020, the first day of fiscal 2021, and does not expect this standard to have a material impact on its consolidated financial statements.
Note 3 – Discontinued Operations
On May 13, 2019, the Company completed the sale of (a) certain manufacturing facilities and equipment, inventory, intellectual property rights, contracts and real estate of the Company used by the Company's Lighting Products business unit, which includes LED lighting fixtures, lamps and corporate lighting solutions for commercial, industrial and consumer applications, and (b) all of the issued and outstanding equity interests of E-conolight LLC (E-conolight), Cree Canada Corp. and Cree Europe S.r.l., each a wholly owned subsidiary of the Company (collectively, the Lighting Products business unit) to IDEAL, pursuant to the Purchase Agreement, dated March 14, 2019, as amended between Cree and IDEAL (the Purchase Agreement). The Company retained certain liabilities associated with the Lighting Products business unit arising prior to the closing of the sale. The Lighting Products business unit represented the Lighting Products segment disclosed in the Company's historical financial statements.
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
The Company has classified the results of the Lighting Products business unit as discontinued operations, the results of which for the fiscal years ended June 30, 2019 and June 24, 2018 are as follows:

	Fiscal Years Ended
	June 30, 2019	June 24, 2018
(in millions of U.S. Dollars)
Revenue, net	$419.8	$568.8
Cost of revenue, net	324.3	463.2
Gross profit	95.5	105.6
Research and development	37.1	35.9
Sales, general and administrative	100.6	97.6
Amortization or impairment of acquisition-related intangibles	116.4	23.6
Goodwill impairment charges	90.3	247.5
Loss on disposal or impairment of long-lived assets	2.0	2.1
Operating loss	(250.9)	(301.1)
Non-operating income	—	(1.3)
Loss before income taxes and loss on sale	(250.9)	(299.8)
Loss on sale	66.2	—
Loss before income taxes	(317.1)	(299.8)
Income tax expense (benefit)	0.1	(36.3)
Net loss	($317.2)	($263.5)
The Company did not have any discontinued operations activity for the year ended June 28, 2020.
The Company recognized $10.5 million and $1.6 million in administrative fees for the fiscal years ended June 28, 2020 and June 30, 2019, respectively, relating to the TSA, of which $1.6 million and $1.6 million was accrued in accounts receivable, net in the consolidated balance sheets as of June 28, 2020 and June 30, 2019, respectively. These fees were recorded as a reduction of sales, general and administrative expense in the consolidated statements of operations.
The Company recognized $12.0 million and $2.1 million in revenue for the fiscal years ended June 28, 2020 and June 30, 2019, respectively, related to the LED Supply Agreement, of which $0.7 million was accrued in accounts receivable, net in the consolidated balance sheets as of June 28, 2020. No amounts related to the LED Supply Agreement were accrued in accounts receivable, net in the consolidated balance sheets as of June 30, 2019. Additionally, the Company recorded a contract liability of $9.9 million and $13.4 million relating to the LED Supply Agreement as of June 28, 2020 and June 30, 2019, respectively. The contract liability is recognized in contract liabilities and other long term liabilities on the consolidated balance sheets.
Note 4 – Revenue Recognition
In accordance with ASC 606, the Company follows a five-step approach for recognizing revenue, consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue, price protection guarantees and the Company's liability under the LED Supply Agreement. Contract liabilities were $80.3 million and $80.4 million as of June 28, 2020 and June 30, 2019, respectively. Contract liabilities stayed relatively flat due to increased customer deposits offset by lower reserve liabilities and continued fulfillment on the LED Supply Agreement. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a reduction to accounts receivable. The adjustments recorded as a result of adopting ASC 606 did not impact net cash provided by operating activities; however, they did impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the statement of cash flows. As of June 25, 2018, the date the Company adopted ASC 606, contract liabilities were $47.1 million.
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
Disaggregated revenue by geography is presented in Note 17, "Reportable Segments". For the fiscal years ended June 28, 2020 and June 30, 2019, the Company recognized revenue of $3.9 million and $5.0 million that was included in contract liabilities as of July 1, 2019 and June 25, 2018, respectively. The amount recognized primarily related to the recognition of contingent liabilities related to the LED Supply Agreement and deferred revenue. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the fiscal years ended June 28, 2020 and June 30, 2019.
Note 5 – Leases
The Company primarily leases manufacturing, office and warehousing space. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, as well as non-lease components incurred with respect to actual terms rather than contractually fixed amounts. For details on the Company's lease policies, see the significant accounting policy disclosures in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”.
The Company's finance lease obligations primarily relate to Wolfspeed manufacturing space in Malaysia and a 49-year ground lease on a future silicon carbide fabrication facility in New York.
Balance Sheet
Lease assets and liabilities as of June 28, 2020, and the corresponding balance sheet classifications, are as follows (in millions of U.S. Dollars):

Operating Leases:
Right-of-use asset (1)	$14.0

Current lease liability (2)	5.2
Non-current lease liability (3)	8.7
Total operating lease liabilities	13.9

Finance Leases:
Finance lease assets (4)	15.4

Current portion of finance lease liabilities	3.6
Finance lease liabilities, less current portion	11.4
Total finance lease liabilities	15.0
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
Statement of Operations
Operating lease expense was $6.4 million in fiscal 2020. Short-term lease expense was $0.1 million and variable lease income was $0.1 million in fiscal 2020. Lease income was immaterial in fiscal 2020.
Finance lease amortization was $0.7 million and interest expense was $0.2 million in fiscal 2020.
Cash Flows
Cash flow information consisted of the following:

Fiscal year ended
(in millions of U.S. Dollars)	June 28, 2020
Cash used in operating activities:
Cash paid for operating leases	$6.4
Cash paid for interest portion of financing leases	0.1
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.8
Non-cash operating activities:
Operating lease additions due to adoption of ASC 842	12.2
Operating lease additions and modifications, net	7.6
Finance lease additions	15.7

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of June 28, 2020 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 27, 2021	$5.8	$3.9	$9.7
June 26, 2022	4.4	1.7	6.1
June 25, 2023	2.4	0.7	3.1
June 30, 2024	0.9	0.7	1.6
June 29, 2025	0.8	0.7	1.5
Thereafter	0.4	15.2	15.6
Total lease payments	14.7	22.9	37.6
Imputed lease interest	(0.8)	(7.9)	(8.7)
Total lease liabilities	$13.9	$15.0	$28.9
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	40	337
Weighted average discount rate (2)	3.46%	3.00%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 31 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.51%.
The aggregate future non-cancelable minimum rental payments on operating leases as of June 30, 2019, were as follows:

Fiscal Years Ending	(in millions of U.S. Dollars)
June 28, 2020	$4.1
June 27, 2021	2.3
June 26, 2022	1.2
June 25, 2023	0.7
June 30, 2024	—
Thereafter	—
Total future minimum rental payments	$8.3

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
The weighted average life of the acquired intangible assets is approximately 13.8 years. The components of the acquired intangible assets are as follows:

(in millions of U.S. Dollars, except year data)	Asset Amount	Estimated Life (in years)
Lease agreement (1)	$1.0	10
Customer relationships	92.0	15
Developed technology	44.0	14
Non-compete agreements	12.0	4
Total identifiable intangible assets	$149.0
(1) In the first quarter of fiscal 2020, the acquired lease agreement was reclassified from an intangible asset to a right-of-use asset in accordance with the Company's adoption of ASC 842, Leases.
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
Supplemental Pro Forma Financial Information
The following supplemental pro forma information presents the consolidated financial results as if the RF Power transaction had occurred at the beginning of fiscal 2018:

Fiscal Year Ended
(in millions of U.S. Dollars, except share data)	June 24, 2018
Revenue	$990.3
Net loss from continuing operations	(20.8)

Basic loss per share from continuing operations	($0.21)
Diluted loss per share from continuing operations	($0.21)

Note 7 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Billed trade receivables	$111.3	$125.8
Unbilled contract receivables	1.2	0.7
Royalties	2.8	2.8
	115.3	129.3
Allowance for bad debts	(1.3)	(0.4)
Accounts receivable, net	$114.0	$128.9
Changes in the Company’s allowance for bad debts were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018
Balance at beginning of period	$0.4	$0.8	$1.6
Current period provision change	1.0	(0.3)	0.4
Write-offs, net of recoveries	(0.1)	(0.1)	(1.2)
Balance at end of period	$1.3	$0.4	$0.8
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Raw material	$47.0	$42.4
Work-in-progress	95.4	101.1
Finished goods	36.7	43.9
Inventories	$179.1	$187.4
Property and Equipment, net
Property and equipment, net consisted of the following:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Machinery and equipment	$1,139.2	$1,110.3
Land and buildings	435.4	416.5
Computer hardware/software	53.6	48.6
Furniture and fixtures	9.2	9.7
Leasehold improvements and other	10.2	4.2
Vehicles	0.9	0.9
Finance lease assets	15.4	—
Construction in progress	371.5	231.7
Property and equipment, gross	2,035.4	1,821.9
Accumulated depreciation	(1,204.3)	(1,196.7)
Property and equipment, net	$831.1	$625.2
Depreciation of property and equipment totaled $100.3 million, $97.0 million and $94.8 million for the years ended June 28, 2020, June 30, 2019 and June 24, 2018, respectively.

During the years ended June 28, 2020, June 30, 2019 and June 24, 2018, the Company recognized approximately $3.3 million, $1.5 million and $6.3 million, respectively, as losses on disposals or impairments of property and equipment. For the year ended June 28, 2020, these charges are reflected in other operating expense as all amounts related to the Company's factory optimization plan. For the years ended June 30, 2019 and June 24, 2018, these charges are reflected in loss on disposal or impairment of other assets in the consolidated statements of operations.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Accounts payable, trade	$106.9	$90.7
Accrued salaries and wages	47.4	70.9
Accrued expenses	60.5	34.0
Other	6.0	5.3
Accounts payable and accrued expenses	$220.8	$200.9
Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes consisted of the following:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Currency translation gain	$9.5	$9.5
Net unrealized gain on available-for-sale securities (1)	6.5	—
Accumulated other comprehensive income, net of taxes	$16.0	$9.5
(1) Amounts as of June 28, 2020 and June 30, 2019 include a $2.4 million loss related to tax on unrealized gain (loss) on available-for-sale securities.
Other Operating Expense
The following table summarizes the components of other operating expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018
Factory optimization restructuring	$8.5	$4.1	$—
Severance and other restructuring	0.6	4.2	3.8
Total restructuring costs	9.1	8.3	3.8
Project, transformation and transaction costs	25.5	16.9	8.5
Factory optimization start-up costs	9.5	1.5	—
Non-restructuring related executive severance	2.1	1.3	4.5
Other operating expense	$46.2	$28.0	$16.8
See Note 20, "Restructuring" for more details on the Company's restructuring costs.

Non-Operating (Income) Expense, net
The following table summarizes the components of non-operating (income) expense, net:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018
(Gain) loss on sale of investments, net	($2.0)	$0.1	$0.1
(Gain) loss on equity investment	(14.2)	16.2	(7.1)
Gain on partial debt extinguishment	(11.0)	—	—
Gain on arbitration proceedings	(7.9)	—	—
Interest income	(16.4)	(14.0)	(9.1)
Interest expense	34.9	26.0	7.3
Foreign currency (gain) loss, net	(1.9)	1.3	(1.8)
Other, net	(0.5)	(0.3)	0.2
Non-operating (income) expense, net	($19.0)	$29.3	($10.4)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The Company reclassified a net gain of $2.0 million, and a net loss of $0.1 million and $0.1 million, on available for sale securities out of accumulated other comprehensive income (loss) for the fiscal years ended June 28, 2020, June 30, 2019, and June 24, 2018, respectively. There was no tax impact on any reclassifications due to a full valuation allowance on U.S. operations. Amounts were reclassified to non-operating (income) expense, net on the consolidated statements of operations.
Additionally, the Company reclassified $5.2 million of currency translation loss out of accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2019 as a result of the sale of the Lighting Products business unit. Amounts were reclassified to net loss from discontinued operations on the consolidated statement of operations.
Statements of Cash Flows - non-cash activities

	Twelve months ended
Non-cash operating activities	June 28, 2020	June 30, 2019	June 24, 2018
Lease asset and liability additions (1)	$31.0	$—	$—
Lease asset and liability modifications, net	4.4	—	—
(1) $12.2 million relates to the increase of right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 5, "Leases", for further information.
Accrued property and equipment as of June 28, 2020, June 30, 2019 and June 24, 2018 was $80.3 million, $21.3 million and $15.0 million, respectively.
Note 8 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

Short-term investments as of June 28, 2020 consist of the following:

	June 28, 2020
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Municipal bonds	$130.0	$2.0	$—	$132.0
Corporate bonds	473.8	6.3	—	480.1
U.S. agency securities	29.1	—	—	29.1
U.S. treasury securities	52.3	0.6	—	52.9
U.S. certificates of deposit	95.3	—	—	95.3
Commercial paper	11.0	—	—	11.0
Variable rate demand note	2.5	—	—	2.5
Total short-term investments	$794.0	$8.9	$—	$802.9
(1) The Company had an unrealized loss of less than $0.1 million as of June 28, 2020.
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 28, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss (1)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14.3	$—	$—	$—	$14.3	$—
Corporate bonds	29.1	—	—	—	29.1	—
U.S. agency securities	8.6	—	—	—	8.6	—
U.S. treasury securities	13.8	—	—	—	13.8	—
Total	$65.8	$—	$—	$—	$65.8	$—
Number of securities with an unrealized loss		46		—		46
(1) Securities with an unrealized loss of less than 12 months as of June 28, 2020 have an unrealized loss value of less than $0.1 million, individually and in the aggregate.

Short-term investments as of June 30, 2019 consist of the following:

	June 30, 2019
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$78.2	0.4	($0.1)	$78.5
Corporate bonds	256.0	1.0	—	257.0
U.S. agency securities	25.6	—	—	25.6
U.S. treasury securities	92.4	0.1		92.5
Certificates of deposit	71.5	1.1	—	72.6
Commercial paper	7.8	—	—	7.8
Variable rate demand note	16.9	—	—	16.9
Total short-term investments	$548.4	2.6	($0.1)	$550.9

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss (1)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4.3	$—	$29.8	($0.1)	$34.1	($0.1)
Corporate bonds	41.8	—	14.7	—	56.5	—
U.S. agency securities	7.7	—	—	—	7.7	—
U.S. treasury securities	2.0	—	3.9	—	5.9	—
Total	$55.8	$—	$48.4	($0.1)	$104.2	($0.1)
Number of securities with an unrealized loss		46		47		93
(1) Securities with an unrealized loss of less than 12 months as of June 30, 2019 have an unrealized loss value of less than $0.1 million, individually and in the aggregate.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains on the sale of investments for the fiscal year ended June 28, 2020 of $2.0 million were included in non-operating (income) expense, net in the consolidated statements of operations and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be other-than-temporary.
The Company evaluates its investments for possible impairment or a decline in fair value below cost basis that is deemed to be other-than-temporary on a periodic basis. It considers such factors as the length of time and extent to which the fair value has been below the cost basis, the financial condition of the investee, and its ability and intent to hold the investment for a period of time that may be sufficient for an anticipated full recovery in market value. The Company had insignificant unrealized losses as of June 28, 2020 and considers these declines to be temporary in nature.

The contractual maturities of short-term investments at June 28, 2020 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$29.4	$102.6	$—	$—	$132.0
Corporate bonds	191.0	289.1	—	—	480.1
U.S. agency securities	17.3	11.8	—	—	29.1
U.S. treasury securities	36.1	16.8	—	—	52.9
Certificates of deposit	95.3	—	—	—	95.3
Commercial paper	11.0	—	—	—	11.0
Variable rate demand note	—	—	—	2.5	2.5
Total short-term investments	$380.1	$420.3	$—	$2.5	$802.9

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of June 28, 2020, financial assets utilizing Level 1 inputs included money market funds, U.S. treasury securities and U.S. agency securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 28, 2020. There were no transfers between Level 1 and Level 2 during the year ended June 28, 2020.

Financial instruments carried at fair value were as follows:

	June 28, 2020				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$199.9	$—	$—	$199.9	$95.0	$—	$—	$95.0
Corporate bonds	—	—	—	—	—	15.0	—	15.0
U.S. agency securities	—	19.6	—	19.6	—	18.8	—	18.8
U.S. treasury securities	19.0	—	—	19.0	2.5	—	—	2.5
Certificates of deposit	—	54.3	—	54.3	—	105.8	—	105.8
Commercial paper	—	11.1	—	11.1	—	1.0	—	1.0
Total cash equivalents	218.9	85.0	—	303.9	97.5	140.6	—	238.1
Short-term investments:
Municipal bonds	—	132.0	—	132.0	—	78.5	—	78.5
Corporate bonds	—	480.1	—	480.1	—	257.0	—	257.0
U.S. agency securities	—	29.1	—	29.1	—	25.6	—	25.6
U.S. treasury securities	52.9	—	—	52.9	92.5	—	—	92.5
Certificates of deposit	—	95.3	—	95.3	—	72.6	—	72.6
Commercial paper	—	11.0	—	11.0	—	7.8	—	7.8
Variable rate demand note	—	2.5	—	2.5	—	16.9	—	16.9
Total short-term investments	52.9	750.0	—	802.9	92.5	458.4	—	550.9
Other long-term investments:
Common stock of non-U.S. corporations	—	55.9	—	55.9	—	39.5	—	39.5
Total assets	$271.8	$890.9	$—	$1,162.7	$190.0	$638.5	$—	$828.5

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company’s reporting units for goodwill impairment testing are:
•Wolfspeed
•LED Products
As of the first day of the fourth quarter of fiscal 2020, the Company performed a quantitative impairment test for both segments and concluded there was no impairment.
The Company derived each reporting unit's fair value through a combination of the market approach (guideline transaction method and guideline public company method) and the income approach (a discounted cash flow analysis). The Company utilized a discount rate from a capital asset pricing model for the discounted cash flow analysis. Once the reporting unit fair values were calculated, the Company reconciled the reporting units' relative fair values to the Company's market capitalization as of the testing date.
Goodwill by reporting unit as of June 28, 2020 and June 30, 2019 was as follows:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Wolfspeed	$349.7	$349.7
LED Products	180.3	$180.3
Consolidated total	$530.0	$530.0

Intangible Assets
Intangible assets, net included the following:

	June 28, 2020			June 30, 2019
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$147.8	($70.0)	$77.8	$147.8	($63.8)	$84.0
Developed technology	74.9	(29.7)	45.2	75.9	(24.5)	51.4
Non-compete agreements	12.2	(7.1)	5.1	12.2	(4.1)	8.1
Trade names	0.5	(0.5)	—	0.5	(0.5)	—
Acquisition related intangible assets	235.4	(107.3)	128.1	236.4	(92.9)	143.5
Patent and licensing rights	114.6	(63.1)	51.5	120.4	(66.0)	54.4
Total intangible assets	350.0	(170.4)	179.6	356.8	(158.9)	197.9
Total amortization of acquisition-related intangibles assets was $14.5 million, $15.6 million and $7.2 million and total amortization of patents and licensing rights was $9.1 million, $9.8 million and $9.6 million for the years ended June 28, 2020, June 30, 2019 and June 24, 2018, respectively.
In the first quarter of fiscal 2020, $0.9 million of developed technology, net relating to a favorable lease was reclassified as a right-of-use asset in accordance with the Company's adoption of ASC 842, Leases.
The Company invested $7.2 million, $6.3 million and $5.6 million for the years ended June 28, 2020, June 30, 2019 and June 24, 2018, respectively, for patent and licensing rights. For the fiscal years ended June 28, 2020, June 30, 2019 and June 24, 2018, the Company recognized $1.4 million, $1.0 million and $0.6 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 27, 2021	$14.5	$8.6	$23.1
June 26, 2022	13.5	7.7	21.2
June 25, 2023	11.0	6.7	17.7
June 30, 2024	10.4	5.7	16.1
June 29, 2025	10.4	4.7	15.1
Thereafter	68.3	18.1	86.4
Total future amortization expense	$128.1	$51.5	$179.6

Note 11 – Long-term Debt
Revolving Line of Credit
As of June 28, 2020, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. On March 27, 2020, the Company entered into an amendment to the Credit Agreement to reduce the aggregate amount of the revolving line of credit available from $250.0 million to $125.0 million and to replace the Credit Agreement's financial covenants with a single covenant requiring the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of June 28, 2020, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the year ended June 28, 2020, the average interest rate was 0.00%. As of June 28, 2020, the unused line fee on available borrowings is 25 basis points.

2023 Convertible Notes
On August 24, 2018, the Company sold $500.0 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and an additional $75 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2023 Notes). The total net proceeds from the debt offerings was approximately $562.1 million.
The conversion rate will initially be 16.6745 shares of common stock per one thousand dollars in principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $59.97 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event, or who elects to convert any 2023 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2023 Notes prior to September 1, 2021. The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on a redemption date occurring on or after September 1, 2021 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their 2023 Notes at a fundamental repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders may convert their 2023 Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2023 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such 2023 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
2026 Convertible Notes
On April 21, 2020, the Company sold $500.0 million aggregate principal amount of 1.75% convertible senior notes due May 1, 2026 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2026 Notes). The total net proceeds from the debt offerings was approximately $561.4 million.

The conversion rate will initially be 21.1346 shares of common stock per one thousand dollars in principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $47.32 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event, or who elects to convert any 2026 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2026 Notes prior to May 1, 2023. The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on a redemption date occurring on or after May 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their 2026 Notes at a fundamental repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding November 3, 2025 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 3, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
The Company used approximately $144.3 million of the net proceeds from the sale of the 2026 Notes to repurchase approximately $150.2 million aggregate principal amount of the 2023 Notes, including approximately $0.2 million of accrued interest on such notes, in privately negotiated transactions.
Accounting for 2023 and 2026 Convertible Notes (collectively, "the Notes")
In accounting for the issuance of the 2023 and 2026 convertible senior notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability of the equity component representing the conversion option was $110.6 million and $145.4 million for the 2023 and 2026 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the Notes. Due to the partial extinguishment of the 2023 Notes, the equity component of the 2023 Notes was reduced by $27.7 million.
The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount), along with related issuance fees, are amortized to interest expense over the term of the Notes at an effective annual interest rate of 5.87% and 7.45% for the 2023 and 2026 Notes, respectively.
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Principal	$999.8	$575.0
Unamortized discount and issuance costs	(216.0)	(105.9)
Net carrying amount	$783.8	$469.1
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Discount related to value of conversion options	$262.3	$113.3
Partial extinguishment of 2023 Notes	(27.7)	—
Debt issuance costs	(6.3)	(2.7)
Net carrying amount	$228.3	$110.6
The interest expense recognized related to the Notes is as follows:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Interest expense	$6.8	$4.3
Amortization of discount and issuance costs	26.2	18.3
Total interest expense	$33.0	$22.6
No interest expense relating to the Notes was recognized for the fiscal year ended June 24, 2018.
The estimated fair value of the Notes is $1,280.3 million, as determined by a Level 2 valuation as of June 28, 2020.
Note 12 – Shareholders’ Equity
At June 28, 2020, the Company had reserved a total of approximately 39.0 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	983
For vesting of outstanding stock units	2,932
For future equity awards under 2013 Long-Term Incentive Compensation Plan	5,478
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	48
For future issuance to employees under the 2005 Employee Stock Purchase Plan	849
For future issuance upon conversion of the 2023 Notes	12,560
For future issuance upon conversion of the 2026 Notes	16,102
Total common shares reserved	38,952

Note 13 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 28, 2020	June 30, 2019	June 24, 2018
Net loss from continuing operations	$(190.6)	$(57.9)	$(16.4)
Net income attributable to noncontrolling interest	1.1	—	0.1
Loss from continuing operations attributable to controlling interest	(191.7)	(57.9)	(16.5)
Net loss from discontinued operations	—	(317.2)	(263.5)
Net loss attributable to controlling interest	(191.7)	(375.1)	(280.0)

Weighted average number of common shares - basic and diluted (in thousands)	107,935	103,576	99,530

Loss per share - basic:
Continuing operations attributable to controlling interest	$(1.78)	$(0.56)	$(0.17)
Discontinued operations	$—	$(3.06)	$(2.65)

Loss per share - diluted:
Continuing operations attributable to controlling interest	$(1.78)	$(0.56)	$(0.17)
Discontinued operations	$—	$(3.06)	$(2.65)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the fiscal years ended June 28, 2020, June 30, 2019 and June 24, 2018, 5.4 million, 9.0 million and 11.3 million of dilutive shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 11, “Long-term Debt.”
Note 14 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 28, 2020, there were 15.9 million shares authorized for issuance under the plan and 5.5 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.
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

The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 28, 2020, there were 7.0 million shares authorized for issuance under the ESPP, as amended, with 0.8 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity as of June 28, 2020 and changes during the fiscal year then ended (shares in thousands)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (in millions of U.S. Dollars)
Outstanding at June 30, 2019	2,418	$39.81
Granted	—	—
Exercised	(1,371)	40.49
Forfeited or expired	(64)	55.37
Outstanding at June 28, 2020	983	37.88	1.77	$19.7

Vested and expected to vest at June 28, 2020	983	37.88	1.77	$19.7
Exercisable at June 28, 2020	981	37.91	1.76	$19.6
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 26, 2020 (the last trading day of fiscal 2020) of $57.74 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 28, 2020. As of June 28, 2020, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of less than one month.
The following table summarizes information about stock options outstanding and exercisable at June 28, 2020 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $25.00	262	3.2	$24.34	261	$24.34
$25.01 to $35.00	203	2.3	26.59	202	26.59
$35.01 to $45.00	6	1.4	38.50	6	38.50
$45.01 to $55.00	468	0.9	48.12	468	48.12
$55.01 to $73.00	44	0.5	61.93	44	61.93
Total	983			981
Other information pertaining to the Company’s stock option awards is as follows:

	Fiscal Years Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Weighted average grant date fair value per share of options	$—	$—	$8.02
Total intrinsic value of options exercised (in millions of U.S. Dollars)	$22.8	$63.3	$24.3

Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of June 28, 2020 and changes during the year then ended is as follows (shares in thousands):

	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2019	3,081	$34.99
Granted	1,206	53.14
Vested	(1,138)	30.77
Forfeited	(217)	37.72
Nonvested at June 28, 2020	2,932	$43.89
As of June 28, 2020, there was $79.5 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.97 years.
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018
Cost of revenue, net	$10.6	$8.8	$6.5
Research and development	9.7	7.7	6.8
Sales, general and administrative	34.6	33.1	24.6
Total stock-based compensation expense	$54.9	$49.6	$37.9
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
The range of assumptions used to value stock issued under the ESPP were as follows:

Fiscal Years Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Risk-free interest rate	0.12 - 2.67%	2.39 - 2.67%	0.89 - 2.26%
Expected life, in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	34.5 - 82.6%	34.5 - 39.6%	34.5 - 40.2%
Dividend yield	—	—	—
The weighted average assumptions used to value stock option grants in fiscal 2018 were as follows:

Risk-free interest rate	1.75%
Expected life, in years	4.0
Volatility	38.6%
Dividend yield	—
No stock option grants occurred in fiscal 2020 or fiscal 2019.
The range of assumptions used for issued performance units were as follows:

	Fiscal Years Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Risk-free interest rate	0.28 - 1.66%	2.68%	1.44 - 1.59%
Expected life, in years	3.0	3.0	2.8 - 3.0
Average volatility of peer companies	48.9 - 55.2%	46.8%	46.4%
Average correlation coefficient of peer companies	0.36 - 0.45	0.34	0.34
Dividend yield	—	—	—
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
Expected Volatility
The Company estimates expected volatility for the options and ESPP awards giving consideration to the expected life of the respective award, the Company’s current expected growth rate, implied volatility in traded options for its common stock, and the historical volatility of its common stock. For purposes of estimating volatility for use in the Monte Carlo model for the market-based awards, the Company utilizes historical volatilities of the Company and the members of the defined peer group.
Expected Dividend Yield
The Company estimates the expected dividend yield by giving consideration to its current dividend policies as well as those anticipated in the future considering the Company’s current plans and projections. The Company has not historically issued dividends.

Correlation Coefficient
The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and are used to model the way in which each entity tends to move in relation to its peers.
Note 15 – Income Taxes
The following were the components of loss before income taxes:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018
Domestic	($222.3)	($69.4)	($50.4)
Foreign	31.9	24.2	32.8
Loss before income taxes	($190.4)	($45.2)	($17.6)
The following were the components of income tax expense (benefit):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018
Current:
Federal	($6.5)	$2.4	$36.0
Foreign	7.5	10.1	4.5
State	0.1	0.3	1.1
Total current	1.1	12.8	41.6
Deferred:
Federal	1.8	(1.9)	(45.8)
Foreign	(2.7)	2.0	6.1
State	—	(0.2)	(3.1)
Total deferred	(0.9)	(0.1)	(42.8)
Income tax expense (benefit)	$0.2	$12.7	($1.2)

Actual income tax expense (benefit) differed from the amount computed by applying each period's U.S. federal statutory tax rate to pre-tax earnings as a result of the following:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	% of Loss	June 30, 2019	% of Loss	June 24, 2018	% of Loss
Federal income tax provision at statutory rate	($40.0)	21%	($9.5)	21%	($5.0)	28%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(2.0)	1%	(1.4)	3%	(3.4)	19%
Tax exempt interest	(0.6)	—%	(0.4)	1%	(1.2)	7%
48C investment tax credit	—	—%	—	—%	(1.6)	9%
(Decrease) increase in tax reserve	(0.3)	—%	0.5	(1)%	0.1	(1)%
Research and development credits	(4.5)	2%	(3.9)	9%	(1.7)	10%
Foreign tax credit	(0.5)	—%	(0.5)	1%	(39.4)	224%
Increase (decrease) in valuation allowance	55.3	(29)%	8.2	(18)%	(24.5)	139%
Partial extinguishment of convertible notes	(6.0)	3%	—	—%	—	—%
Stock-based compensation	1.7	(1)%	—	—%	9.0	(51)%
Statutory rate differences	1.5	(1)%	1.9	(4)%	(2.0)	11%
Foreign earnings taxed in U.S.	0.5	—%	0.9	(2)%	52.1	(296)%
Foreign currency fluctuations	0.6	—%	0.7	(2)%	(1.3)	7%
Other foreign adjustments	0.5	—%	(0.1)	—%	(0.4)	2%
Net operating loss carryback	(7.2)	4%	—	—%	(0.1)	1%
Provision to return adjustments	(1.3)	1%	11.8	(26)%	—	—%
Tax on distributable foreign earnings	0.6	—%	1.0	(2)%	5.4	(31)%
Impact of rate changes	0.8	—%	2.7	(6)%	11.2	(64)%
Expiration of state credits	0.9	(1)%	1.2	(3)%	1.3	(7)%
Other	0.2	—%	(0.4)	1%	0.3	(2)%
Income tax expense (benefit)	$0.2	—%	$12.7	(28)%	($1.2)	7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Deferred tax assets:
Compensation	$4.4	$9.6
Inventories	19.8	14.6
Sales return reserve and allowance for bad debts	2.6	3.2
Federal and state net operating loss carryforwards	180.1	137.1
Federal credits	30.3	20.0
State credits	1.9	2.9
48C investment tax credits	37.5	25.9
Stock-based compensation	8.3	11.3
Deferred revenue	23.1	22.6
Lease liabilities	6.5	—
Other	5.1	4.6
Total gross deferred assets	319.6	251.8
Less valuation allowance	(208.5)	(185.2)
Deferred tax assets, net	111.1	66.6

Deferred tax liabilities:
Property and equipment	(34.7)	(20.1)
Intangible assets	(19.2)	(16.9)
Investments	(1.6)	(0.9)
Prepaid taxes and other	(0.7)	—
Foreign earnings recapture	(2.0)	(2.0)
Taxes on unremitted foreign earnings	—	(2.4)
Lease assets	(6.3)	—
Convertible notes	(42.1)	(20.7)
Total gross deferred liability	(106.6)	(63.0)
Deferred tax asset, net	$4.5	$3.6
The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Balance at June 28, 2020
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($1.8)
Foreign income taxes	6.3	—
Total	$6.3	($1.8)

	Balance at June 30, 2019
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	$—
Foreign income taxes	5.6	(2.0)
Total	$5.6	($2.0)

The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets as of June 28, 2020. As of June 30, 2019, the U.S. valuation allowance was $177.6 million. For the fiscal year ended June 28, 2020, the Company increased the U.S. valuation allowance by $27.6 million due to the Company's current year domestic loss, which was partially offset by the issuance of the 2026 Notes. As of June 30, 2019, the Luxembourg valuation allowance was $7.6 million. For the fiscal year ended June 28, 2020, the Company decreased this valuation allowance by $4.3 million due to year-to-date income in Luxembourg.
As of June 28, 2020, the Company had approximately $16.4 million of foreign net operating loss carryovers, of which $13.4 million are offset by a valuation allowance. Of the Company's foreign net operating loss carryovers, $6.3 million have no carry forward limitation and the remaining $10.1 million will begin to expire in fiscal 2035. As of June 28, 2020, the Company had approximately $795.9 million of federal net operating loss carryovers and $235.0 million of state net operating loss carryovers which are fully offset by a valuation allowance. Additionally, the Company had $67.8 million of federal and $2.5 million of state income tax credit carryforwards which are fully offset by a valuation allowance. The federal and state net operating loss carryovers will begin to expire in fiscal 2038 and fiscal 2021, respectively. The federal and state income tax credit carryforwards will begin to expire in fiscal 2031 and fiscal 2021, respectively.
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
As of June 30, 2019 the Company’s liability for unrecognized tax benefits was $8.2 million. During the fiscal year ended June 28, 2020, the Company recognized a $0.8 million decrease to the liability for unrecognized tax benefits due to statute expiration and settlement of tax positions. As a result, the total liability for unrecognized tax benefits as of June 28, 2020 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018
Balance at beginning of period	$8.2	$8.6	$13.3
Decrease related to current year change in law	—	—	(4.7)
Increases related to prior year tax positions	—	0.5	0.6
Decreases related to prior year tax positions	—	—	(0.1)
Settlements with tax authorities	(0.1)	—	(0.1)
Expiration of statute of limitations for assessment of taxes	(0.7)	(0.9)	(0.4)
Balance at end of period	$7.4	$8.2	$8.6
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations totaled less than $0.1 million for the fiscal years ending June 28, 2020, June 30, 2019, and June 24, 2018. The Company accrued less than $0.1 million for interest and penalties relating to unrecognized tax benefits in the consolidated balance sheets as of June 28, 2020 and June 30, 2019.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2017. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2016. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2010. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.

The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 28, 2020, the Company has approximately $65.6 million of undistributed earnings for certain non-U.S. subsidiaries. The Company has determined that $56.1 million of the $65.6 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. The Company does not expect to incur any foreign income taxes upon repatriation of the $56.1 million foreign earnings. As of June 28, 2020, the Company has not provided income taxes on the remaining undistributed foreign earnings of $9.5 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the United States, the Company would be required to pay approximately $0.4 million in taxes on these amounts.
Note 16 – Commitments and Contingencies
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
As a result of a Focused Compliance Inspection and a Compliance Evaluation Inspection at the Company's Durham, North Carolina facilities, the United States Environmental Protection Agency (“EPA”) raised a potential non-compliance issue with certain requirements of the North Carolina Waste Management Law. The Company negotiated a settlement with the EPA to resolve the issue and agreed to pay a penalty of approximately $0.3 million.
Grant Disbursement Agreement (GDA) with the State of New York
The Company currently has a GDA with the State of New York Urban Development Corporation (doing business as Empire State Development). The GDA provides a potential total grant amount of $500.0 million to partially and fully reimburse the Company for certain property, plant and equipment costs related to the Company's construction of a new silicon carbide fabrication facility in Marcy, New York.
The GDA was signed in the fourth quarter of fiscal 2020 and requires the Company to satisfy a number of objectives for the Company to receive reimbursements through the span of the 13-year agreement. These objectives include maintaining a certain level of local employment, investing a certain amount in locally administered research and development activities and the payment of an annual commitment fee for the first six years. Additionally, the Company has agreed, under a separate agreement (the SUNY Agreement), to sponsor the creation of two endowed faculty chairs and fund a scholarship program at SUNY Polytechnic Institute.
The annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $1.0 million to $5.2 million per year through fiscal 2031.
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

The Company’s operating and reportable segments are:
•Wolfspeed
•LED Products
The Wolfspeed segment includes silicon carbide materials, power devices and RF devices, and the LED Products segment includes LED chips and LED components.
Financial Results by Reportable Segment
The table below reflects the results of the Company’s reportable segments as reviewed by the CODM for fiscal 2020, 2019 and 2018. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
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
Unallocated costs in the table below consisted primarily of manufacturing employees’ stock-based compensation, expenses for quarterly or annual incentive plans, and matching contributions under the Company’s 401(k) plan. These costs were not allocated to the reportable segments' gross profit because the Company’s CODM does not review them regularly when evaluating segment performance and allocating resources.
For fiscal 2020, unallocated costs include incremental costs relating to operating our manufacturing operations during the COVID-19 pandemic. The majority of these incremental costs comprise additional labor costs paid to our manufacturing employees, increased cleaning costs, cleaning supplies and protective equipment, and the costs of implementing preventative safety measures, including increased wellness checks.
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

Revenue, gross profit and gross margin for each of the Company's segments were as follows:

	Revenue			Gross Profit and Gross Margin
	Year Ended			Year Ended
(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019	June 24, 2018	June 28, 2020	June 30, 2019	June 24, 2018
Wolfspeed	$470.7	$538.2	$328.6	$184.6	$258.7	$158.5
Wolfspeed gross margin				39%	48%	48%
LED Products	433.2	541.8	596.3	91.1	150.0	157.9
LED Products gross margin				21%	28%	26%
Total segment reporting	$903.9	$1,080.0	$924.9	275.7	408.7	316.4
Unallocated costs (1)				(27.4)	(17.7)	(9.0)
COGS acquisition related costs				—	—	(5.4)
Consolidated gross profit				$248.3	$391.0	$302.0
Consolidated gross margin				27%	36%	33%
(1) Unallocated costs for the fiscal year ended June 28, 2020 include $8.5 million in incremental manufacturing costs relating to COVID-19.
Assets by Reportable Segment
Inventories are the only assets reviewed by the Company’s CODM when evaluating segment performance and allocating resources to the segments. The CODM reviews all of the Company's assets other than inventories on a consolidated basis. The following table sets forth the Company’s inventories by reportable segment for the fiscal years ended June 28, 2020 and June 30, 2019.
Unallocated inventories in the table below were not allocated to the reportable segments because the Company’s CODM does not review them when evaluating performance and allocating resources to each segment. Unallocated inventories consisted primarily of manufacturing employees’ stock-based compensation, quarterly or annual incentive compensation, and matching contributions under the Company’s 401(k) plan.

Inventories for each of the Company's segments were as follows:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
Wolfspeed	$97.3	$81.6
LED Products	76.2	99.2
Total segment inventories	173.5	180.8
Unallocated inventories	5.6	6.6
Consolidated inventories	$179.1	$187.4
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	For the Years Ended
	June 28, 2020		June 30, 2019		June 24, 2018
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$212.1	23%	$261.4	24%	$220.2	24%
China	260.4	29%	367.2	34%	390.5	42%
Europe	243.7	27%	255.0	24%	167.4	18%
Other	187.7	21%	196.4	18%	146.8	16%
Total	$903.9		$1,080.0		$924.9

The Company’s tangible long-lived assets by country is as follows:

(in millions of U.S. Dollars)	June 28, 2020	June 30, 2019
United States	$773.1	$558.6
China	53.3	61.8
Other	4.7	4.8
Total	$831.1	$625.2

Note 18 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents and accounts receivable. Short-term investments consist primarily of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors and others worldwide and generally requires no collateral.
Revenue from Arrow Electronics, Inc. represented 15%, 19% and 21% of revenue for the fiscal years ended June 28, 2020, June 30, 2019 and June 24, 2018, respectively. Arrow Electronics, Inc. is a customer of the LED Products and Wolfspeed segments.
No customers individually accounted for more than 10% of the consolidated accounts receivable balance as of June 28, 2020 and June 30, 2019.

Note 19 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the IRC. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 28, 2020, June 30, 2019 and June 24, 2018, the Company contributed approximately $8.5 million, $7.9 million and $5.8 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
Note 20 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In April 2018, the Company approved a corporate restructuring plan. The purpose was to restructure and realign the Company's cost base with the long-range business strategy that was announced in February 2018. The restructuring activity was completed in the second quarter of fiscal 2019. For the years ended June 30, 2019 and June 24, 2018, $2.6 million and $3.8 million was expensed relating to this corporate restructuring plan, respectively.
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
The Company expects approximately $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the years ended June 28, 2020 and June 30, 2019, the Company expensed $9.0 million and $4.1 million of restructuring charges related to the factory optimization plan, of which $0.3 million was accrued for in accounts payable and accrued expenses as of June 28, 2020. No amounts related to factory optimization restructuring were accrued as of June 30, 2019.
In September 2019, the Company announced its intent to build the new fabrication facility in Marcy, New York to complement the factory expansion underway at its U.S. campus headquarters in Durham, North Carolina. The Company has commenced the building of the New York facility and is currently evaluating the impact of this decision on future restructuring charges.
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
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.6 million in contract termination costs during year ended June 28, 2020, of which $0.1 million is accrued in other current liabilities as of June 28, 2020.

Note 21 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 28, 2020 and June 30, 2019:

(in millions of U.S. Dollars, except share data)	September 29, 2019	December 29, 2019	March 29, 2020	June 28, 2020	Fiscal Year 2020
Revenue, net	$242.8	$239.9	$215.5	$205.7	$903.9
Cost of revenue, net	168.6	178.0	154.1	154.9	655.6
Gross profit	74.2	61.9	61.4	50.8	248.3

Net loss	(37.8)	(52.5)	(61.4)	(38.9)	(190.6)
Net income attributable to noncontrolling interest	—	0.3	0.2	0.6	1.1
Net loss attributable to controlling interest	(37.8)	(52.8)	(61.6)	(39.5)	(191.7)
Basic and diluted loss per share:
Continuing operations attributable to controlling interest	($0.35)	($0.49)	($0.57)	($0.36)	($1.78)
Net loss attributable to controlling interest	($0.35)	($0.49)	($0.57)	($0.36)	($1.78)

(in millions of U.S. Dollars, except share data)	September 23, 2018	December 30, 2018	March 31, 2019	June 30, 2019	Fiscal Year 2019
Revenue, net	$274.2	$280.5	$274.1	$251.2	$1,080.0
Cost of revenue, net	175.9	177.0	173.6	162.5	689.0
Gross profit	98.3	103.5	100.5	88.7	391.0

Net loss from continuing operations	(0.8)	(0.2)	(22.3)	(34.6)	(57.9)
Net loss from discontinued operations	(10.3)	(2.3)	(205.4)	(99.2)	(317.2)
Net loss	(11.1)	(2.5)	(227.7)	(133.8)	(375.1)
Net income (loss) attributable to noncontrolling interest	—	—	0.1	(0.1)	—
Net loss attributable to controlling interest	(11.1)	(2.5)	(227.8)	(133.7)	(375.1)
Basic and diluted loss per share:
Continuing operations attributable to controlling interest	($0.01)	$—	($0.22)	($0.33)	($0.56)
Net loss attributable to controlling interest	($0.11)	($0.02)	($2.20)	($1.26)	($3.62)

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

Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 28, 2020.
The effectiveness of our internal control over financial reporting as of June 28, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.
Item 9B. Other Information
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2020.
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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc., as amended		8-K	2.1	5/16/2019
3.1	Articles of Incorporation, as amended		10-K	3.1	8/19/2002
3.2	Bylaws, as amended and restated		8-K	3.1	1/28/2015
4.1	Specimen Common Stock Certificate		10-Q	4.1	1/24/2018
4.2	Description of the Registered Securities		10-K	4.4	8/21/2019
4.3	Indenture, dated as of August 24, 2018, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	8/24/2018
4.4	Form of Global 0.875% Convertible Senior Note due 2023 (included in Exhibit 4.3)		8-K	4.2	8/24/2018
4.5	Indenture, dated as of April 21, 2020, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	4/21/2020
4.6	Form of 1.75% Convertible Senior Note due 2026 (included in Exhibit 4.5)		8-K	4.2	4/21/2020
10.1*	2004 Long-Term Incentive Compensation Plan, as amended ("2004 LTIP")		8-K	10.1	10/25/2012
10.2*	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors under the 2004 LTIP		10-Q	10.3	10/17/2012
10.3*	Form of Nonqualified Stock Option Agreement under the 2004 LTIP		10-Q	10.4	10/17/2012
10.4*	2013 Long-Term Incentive Compensation Plan, as amended ("2013 LTIP")		8-K	10.1	10/28/2016
10.5*	Form of Nonqualified Stock Option Award Agreement under the 2013 LTIP		10-Q	10.4	1/22/2014
10.6*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP		10-Q	10.5	1/22/2014
10.7*	Form of Master Performance Unit Award Agreement under the 2013 LTIP		8-K	10.4	8/29/2014
10.8*	Form of Performance Share Award Agreement - Section 16 Officer under the 2013 LTIP		10-Q	10.6	10/21/2015
10.9*	Form of Stock Unit Award Agreement (Performance-Based) for Gregg A. Lowe, dated September 27, 2017, under the 2013 LTIP		8-K	10.3	9/28/2017
10.10*	Form of Stock Unit Award Agreement (Performance-Based) under the 2013 LTIP		10-K	10.41	8/20/2018
10.11*	Form of Stock Unit Award Agreement (Time-Based) under the 2013 LTIP		10-K	10.42	8/20/2018
10.12*	Notice of Grant to Gregg A. Lowe, dated August 26, 2019, under the 2013 LTIP		8-K	10.1	8/30/2019
10.13*	Notice of Grant to Neill P. Reynolds, dated August 26, 2019, under the 2013 LTIP		8-K	10.2	8/30/2019
10.14*	2005 Employee Stock Purchase Plan, as amended		8-K	10.1	10/24/2017
10.15*	Change of Control Agreement for Chief Executive Officer between Cree, Inc. and Gregg A. Lowe, dated September 22, 2017		8-K	10.1	9/28/2017

10.16*	First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018		8-K	10.3	5/4/2018
10.17*	Cree Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, effective as of April 30, 2018		8-K	10.1	5/4/2018
10.18*	Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team		8-K	10.2	5/4/2018
10.19*	Schedule of Compensation of Non-Employee Directors		10-Q	10.3	10/31/2019
10.20*	Non-Employee Director Stock Compensation and Deferral Program		10-Q	10.3	10/21/2009
10.21*	Amendment One to Non-Employee Director Stock Compensation and Deferral Program		10-Q	10.3	1/19/2011
10.22*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers		8-K	10.1	10/29/2010
10.23	Credit Agreement, dated January 9, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	1/12/2015
10.24	First Amendment to the Credit Agreement, dated September 10, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		10-Q	10.4	1/24/2018
10.25	Credit Agreement Consent, dated as of July 13, 2016, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.2	10/19/2016
10.26	Second Amendment to Credit Agreement, dated November 13, 2017, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	11/16/2017
10.27	Third Amendment to the Credit Agreement, dated as of August 21, 2018, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, as guarantor, and the other lenders party thereto		10-Q	10.1	10/17/2018
10.28	Credit Agreement Consent, dated as of March 14, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.1	5/3/2019
10.29	Fourth Amendment to the Credit Agreement, dated as of December 16, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		8-K	10.1	12/19/2019
10.30	Fifth Amendment to the Credit Agreement, dated as of March 27, 2020, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		10-Q	10.1	4/30/2020
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Cree Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 2020 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement
^	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date:	August 19, 2020

By:	/s/ Gregg A. Lowe
Gregg A. Lowe
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Chief Executive Officer and President	August 19, 2020
Gregg A. Lowe	(Principal Executive Officer)

/s/ NEILL P. REYNOLDS	Executive Vice President and Chief Financial Officer	August 19, 2020
Neill P. Reynolds	(Principal Financial and Principal Accounting Officer)

/s/ DARREN R. JACKSON	Chairman and Director	August 19, 2020
Darren R. Jackson

/s/ GLENDA DORCHAK	Director	August 19, 2020
Glenda Dorchak

/s/ JOHN C. HODGE	Director	August 19, 2020
John C. Hodge

/s/ CLYDE R. HOSEIN	Director	August 19, 2020
Clyde R. Hosein

/s/ DUY-LOAN T. LE	Director	August 19, 2020
Duy-Loan T. Le

/s/ JOHN B. REPLOGLE	Director	August 19, 2020
John B. Replogle

/s/ THOMAS H. WERNER	Director	August 19, 2020
Thomas H. Werner

/s/ ANNE C. WHITAKER	Director	August 19, 2020
Anne C. Whitaker