Form 10-Q
period 2020-09-27
CREE, INC.
filed 2020-10-29
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 23, 2020, was 110,340,000.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended September 27, 2020

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	September 27, 2020	June 28, 2020
Assets
Current assets:
Cash and cash equivalents	$436.4	$448.8
Short-term investments	702.1	802.9
Total cash, cash equivalents and short-term investments	1,138.5	1,251.7
Accounts receivable, net	108.5	114.0
Inventories	187.3	179.1
Income taxes receivable	6.7	6.6
Prepaid expenses	28.4	26.3
Other current assets	14.6	13.8
Current assets held for sale	1.3	1.3
Total current assets	1,485.3	1,592.8
Property and equipment, net	940.9	831.1
Goodwill	424.3	530.0
Intangible assets, net	175.4	179.6
Other long-term investments	53.0	55.9
Deferred tax assets	7.3	6.3
Other assets	37.1	35.3
Total assets	$3,123.3	$3,231.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$273.9	$220.8
Accrued contract liabilities	36.2	38.3
Income taxes payable	2.9	3.2
Finance lease liabilities	0.4	3.6
Other current liabilities	30.0	25.3
Total current liabilities	343.4	291.2
Long-term liabilities:
Convertible notes, net	793.6	783.8
Deferred tax liabilities	3.1	1.8
Finance lease liabilities - long-term	10.3	11.4
Other long-term liabilities	57.8	53.6
Total long-term liabilities	864.8	850.6
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 27, 2020 and June 28, 2020; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 27, 2020 and June 28, 2020; 110,296 and 109,230 shares issued and outstanding at September 27, 2020 and June 28, 2020, respectively	0.1	0.1
Additional paid-in-capital	3,116.2	3,106.2
Accumulated other comprehensive income	16.0	16.0
Accumulated deficit	(1,223.6)	(1,039.2)
Total shareholders’ equity	1,908.7	2,083.1
Non-controlling interest	6.4	6.1
Total equity	1,915.1	2,089.2
Total liabilities and shareholders’ equity	$3,123.3	$3,231.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	September 27, 2020	September 29, 2019
in millions of U.S. Dollars, except share data
Revenue, net	$216.6	$242.8
Cost of revenue, net	162.6	168.6
Gross profit	54.0	74.2
Operating expenses:
Research and development	49.6	43.7
Sales, general and administrative	51.9	57.6
Amortization or impairment of acquisition-related intangibles	3.6	3.6
(Gain) loss on disposal or impairment of other assets	(0.2)	1.0
Goodwill impairment	105.7	—
Other operating expense	13.4	7.2
Operating loss	(170.0)	(38.9)
Non-operating expense (income), net	14.0	(1.6)
Loss before income taxes	(184.0)	(37.3)
Income tax expense	0.1	0.5
Net loss	(184.1)	(37.8)
Net income attributable to noncontrolling interest	0.3	—
Net loss attributable to controlling interest	($184.4)	($37.8)

Basic and diluted loss per share
Net loss attributable to controlling interest	($1.68)	($0.35)

Weighted average shares - basic and diluted (in thousands)	109,705	107,113
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019
Net loss	($184.1)	($37.8)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities	—	0.5
Comprehensive loss	(184.1)	(37.3)
Net income attributable to non-controlling interest	0.3	—
Comprehensive loss attributable to controlling interest	($184.4)	($37.3)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S Dollars, except share data)	Number of Shares	Par Value
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net loss	—	—	—	(184.4)	—	(184.4)	0.3	(184.1)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Comprehensive loss						(184.4)	0.3	(184.1)
Tax withholding on vested equity awards	—	—	(22.7)	—	—	(22.7)	—	(22.7)
Stock-based compensation	—	—	16.2	—	—	16.2	—	16.2
Exercise of stock options and issuance of shares	1,066	—	16.5	—	—	16.5	—	16.5
Balance at September 27, 2020	110,296	$0.1	$3,116.2	($1,223.6)	$16.0	$1,908.7	$6.4	$1,915.1
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest	Total Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(37.8)	—	(37.8)	—	(37.8)
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5	—	0.5
Comprehensive loss						(37.3)	—	(37.3)
Tax withholding on vested equity awards	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	17.4	—	—	17.4	—	17.4
Exercise of stock options and issuance of shares	1,127	—	18.6	—	—	18.6	—	18.6
Balance at September 29, 2019	107,697	$0.1	$2,895.8	($885.3)	$10.0	$2,020.6	$5.0	$2,025.6
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019
Operating activities:
Net loss	($184.1)	($37.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33.9	28.6
Amortization of debt issuance costs and discount, net of capitalized interest	9.4	5.6
Stock-based compensation	15.7	16.9
Goodwill impairment	105.7	—
Loss on disposal or impairment of long-lived assets	0.2	1.0
Amortization of premium/discount on investments	1.5	—
Loss (gain) on equity investment	3.4	(3.5)
Foreign exchange (gain) loss on equity investment	(0.5)	0.1
Deferred income taxes	0.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	5.5	(8.8)
Inventories	(7.7)	5.0
Prepaid expenses and other assets	3.5	7.9
Accounts payable, trade	(3.7)	(21.7)
Accrued salaries and wages and other liabilities	19.4	(20.5)
Accrued contract liabilities	(2.1)	7.2
Cash provided by (used in) operating activities	0.4	(20.0)
Investing activities:
Purchases of property and equipment	(114.0)	(42.0)
Purchases of patent and licensing rights	(1.9)	(1.1)
Proceeds from sale of property and equipment	0.6	—
Purchases of short-term investments	(65.7)	(134.0)
Proceeds from maturities of short-term investments	157.8	93.0
Proceeds from sale of short-term investments	7.2	31.8
Cash used in investing activities	(16.0)	(52.3)
Financing activities:
Payments on long-term debt borrowings, including finance lease obligations	(0.1)	—
Proceeds from issuance of common stock	16.5	18.6
Tax withholding on vested equity awards	(12.8)	(13.2)
Commitment fee on long-term incentive agreement	(0.5)	—
Cash provided by financing activities	3.1	5.4
Effects of foreign exchange changes on cash and cash equivalents	0.1	(0.3)
Net change in cash and cash equivalents	(12.4)	(67.2)
Cash and cash equivalents, beginning of period	448.8	500.5
Cash and cash equivalents, end of period	$436.4	$433.3
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
As discussed more fully below in Note 16, “Subsequent Events,” on October 18, 2020, the Company entered into a definitive agreement to sell certain assets and subsidiaries comprising its LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary Chili Acquisition, Inc. (collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture). Following the completion of the LED Business Divestiture, the Company will operate solely in the Wolfspeed segment.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at September 27, 2020, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 28, 2020 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020 (fiscal 2020). The results of operations for the three months ended September 27, 2020 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 27, 2021 (fiscal 2021). Additionally, the impact of the COVID-19 pandemic to the results of operations is uncertain.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 outbreak as of September 27, 2020 and through the date of this Quarterly Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments, valuation allowances for tax assets and the ability to estimate an annual effective tax rate. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended September 27, 2020, the Company believes the full impact of the outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to our consolidated financial statements.
Recently Adopted Accounting Pronouncements
Credit Losses
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses.
The Company adopted this standard using the modified retrospective transition method on June 29, 2020, the first day of the Company's 2021 fiscal year. Upon adoption, prior period balances were not adjusted and the Company determined no cumulative-effect adjustment to retained earnings as of June 29, 2020 was required.
Under this new standard, expected credit losses for the Company's receivables are evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics. These aggregated risk pools are reassessed at each measurement date. A combination of factors is considered in determining the appropriate estimate of expected credit losses, including broad-based economic indicators as well as customers' financial strength, credit standing, payment history and any historical defaults.
Available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. The Company evaluates whether the unrealized loss is due to market factors or changes in the investment holdings' credit rating. An expected credit loss will be recorded when an investment in an unrealized loss position is determined to have lost value from a decreased credit rating and the Company does not expect to recover the fair value of the security.
Accounting Pronouncements Pending Adoption
Convertible Debt Instruments
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard simplifies the accounting for convertible instruments by eliminating the cash conversion and the beneficial conversion accounting models. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The update requires an entity to use the if-converted method for all convertible instruments in the diluted earnings per share calculation. An entity may use either a modified or full retrospective approach for adoption. The Company expects to adopt this standard by June 27, 2022 and is currently evaluating the impact on its consolidated financial statements.

Note 2 – Discontinued Operations
The Company did not have any discontinued operations activity for the three months ended September 27, 2020 and September 29, 2019.

Note 3 – Revenue Recognition
In accordance with FASB Accounting Standards Codification 606 "Revenue from Contracts with Customers" (ASC 606), the Company follows a five-step approach defined by the new standard for recognizing revenue, consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue, price protection guarantees and the Company's liability under the LED Supply Agreement. Contract liabilities were $78.3 million as of September 27, 2020 and $80.3 million as of June 28, 2020. The decrease was primarily due to lower reserve liabilities and continued fulfillment on the LED Supply Agreement. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable.

Disaggregated revenue by geography is presented in Note 14, "Reportable Segments". For the three months ended September 27, 2020, the Company recognized revenue of $1.0 million that was included in contract liabilities as of June 28, 2020. The amount recognized primarily related to the recognition of contingent liabilities related to the LED Supply Agreement and deferred revenue. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three months ended September 27, 2020.

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
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	September 27, 2020	June 28, 2020
Right-of-use asset (1)	$14.4	$14.0

Current lease liability (2)	5.7	5.2
Non-current lease liability (3)	8.9	8.7
Total operating lease liabilities	14.6	13.9

Finance Leases:
Finance lease assets (4)	11.4	15.4

Current portion of finance lease liabilities	0.4	3.6
Finance lease liabilities, less current portion	10.3	11.4
Total finance lease liabilities	10.7	15.0
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $1.6 million and $1.4 million for the three months ended September 27, 2020 and September 29, 2019, respectively.
Short-term lease expense, variable lease expense and lease income were immaterial for the three months ended September 27, 2020 and September 29, 2019.
Finance lease amortization was $0.2 million and interest expense was $0.1 million for the three months ended September 27, 2020. Finance lease amortization and interest expense were not recorded for the three months ended September 29, 2019.
Cash Flows
Cash flow information consisted of the following:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019
Cash used in operating activities:
Cash paid for operating leases	$1.3	$1.5
Cash paid for interest portion of financing leases	0.1	—
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.1	—
Non-cash operating activities:
Operating lease additions due to adoption of ASC 842	—	12.2
Operating lease additions and modifications, net	1.8	0.5
Finance lease additions	—	—
Non-cash investing activities (1):
Transfer of finance lease liability to accounts payable and accrued expenses	4.2	—
(1) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of September 27, 2020 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 27, 2021 (remainder of fiscal 2021)	$4.9	$0.5	$5.4
June 26, 2022	4.9	0.6	5.5
June 25, 2023	3.0	0.7	3.7
June 30, 2024	1.2	0.7	1.9
June 29, 2025	1.0	0.7	1.7
Thereafter	0.4	15.3	15.7
Total lease payments	15.4	18.5	33.9
Imputed lease interest	(0.8)	(7.8)	(8.6)
Total lease liabilities	$14.6	$10.7	$25.3
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	39	470
Weighted average discount rate (2)	3.32%	2.77%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 77 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.40%.

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	September 27, 2020	June 28, 2020
Billed trade receivables	$106.7	$111.3
Unbilled contract receivables	0.8	1.2
Royalties	2.2	2.8
	109.7	115.3
Allowance for bad debts	(1.2)	(1.3)
Accounts receivable, net	$108.5	$114.0
Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	September 27, 2020
Balance at beginning of period	$1.3
Current period provision change	—
Write-offs, net of recoveries	(0.1)
Balance at end of period	$1.2
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	September 27, 2020	June 28, 2020
Raw material	$47.5	$47.0
Work-in-progress	101.1	95.4
Finished goods	38.7	36.7
Inventories	$187.3	$179.1
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	September 27, 2020	June 28, 2020
Accounts payable, trade	$123.7	$106.9
Accrued salaries and wages	72.3	47.4
Accrued expenses	70.3	60.5
Other	7.6	6.0
Accounts payable and accrued expenses	$273.9	$220.8

Other Operating Expense
Other operating expense consisted of the following:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019
Factory optimization restructuring	$1.6	$1.2
Severance and other restructuring	3.2	0.8
Total restructuring costs	4.8	2.0
Project, transformation and transaction costs	5.6	2.6
Factory optimization start-up costs	3.0	1.4
Non-restructuring related executive severance	—	1.2
Other operating expense	$13.4	$7.2
Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes, consisted of the following:

(in millions of U.S. Dollars)	September 27, 2020	June 28, 2020
Currency translation gain	$9.5	$9.5
Net unrealized gain on available-for-sale securities (1)	6.5	6.5
Accumulated other comprehensive income, net of taxes	$16.0	$16.0
(1) Amounts as of September 27, 2020 and June 28, 2020 include a $2.4 million loss related to tax on unrealized gain (loss) on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Income
Less than $0.1 million was reclassified for each of the three month periods ended September 27, 2020 and September 29, 2019. Amounts were reclassified to non-operating expense, net on the consolidated statements of operations.
Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019
Foreign currency loss, net	$—	$0.1
Loss (gain) on equity investment, net	3.4	(3.5)
Interest income	(2.7)	(5.5)
Interest expense, net of capitalized interest	13.1	7.4
Other, net	0.2	(0.1)
Non-operating expense, net	$14.0	($1.6)
The change in loss (gain) on equity investment, net is due to the decrease in the Lextar Electronics Corporation (Lextar) stock price.

Statements of Cash Flows - non-cash activities

	Three months ended
Non-cash operating activities	September 27, 2020	September 29, 2019
Lease asset and liability additions (1)	$—	$12.2
Lease asset and liability modifications, net	1.8	0.5

Non-cash investing and financing activities
Transfer of finance lease liability to accounts payable and accrued expenses (2)	4.2	—
(1) The total amount of lease asset and liability additions for the three months ended September 29, 2019 relates to the increase of right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 4, "Leases", for further information.
(2) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
Accrued property and equipment as of September 27, 2020 and September 29, 2019 was $108.2 million and $8.8 million, respectively.

Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.
Short-term investments as of September 27, 2020 and June 28, 2020 consisted of the following:

	September 27, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance (1)	Estimated Fair Value
Municipal bonds	$119.6	$2.3	$—	$—	$121.9
Corporate bonds	456.3	6.2	—	—	462.5
U.S. agency securities	18.2	—	(0.1)	—	18.1
U.S. treasury securities	58.9	0.5	—	—	59.4
Certificates of deposit	33.7	—	—	—	33.7
Commercial paper	6.5	—	—	—	6.5
Total short-term investments	$693.2	$9.0	($0.1)	$—	$702.1

		June 28, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (2)	Estimated Fair Value
Municipal bonds		$130.0	$2.0	$—	$132.0
Corporate bonds		473.8	6.3	—	480.1
U.S. agency securities		29.1	—	—	29.1
U.S. treasury securities		52.3	0.6	—	52.9
Certificates of deposit		95.3	—	—	95.3
Variable rate demand note		2.5	—	—	2.5
Commercial paper		11.0	—	—	11.0
Total short-term investments		$794.0	$8.9	$—	$802.9
(1) Credit loss allowance is applicable beginning in the first quarter of fiscal 2021 due to adoption of ASU 2016-13, which replaced the Company's other than temporary impairment analysis with an expected credit losses model.
(2) The Company had an unrealized loss of less than $0.1 million as of June 28, 2020.

The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $4.1 million and $4.3 million as of September 27, 2020 and June 28, 2020, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write offs of noncollectable interest income are recorded as a reversal to interest income. There were no write offs of noncollectable interest income for each of the three month periods ended September 27, 2020 and September 29, 2019.
The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	September 27, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4.0	$—	$—	$—	$4.0	$—
Corporate bonds	7.8	—	—	—	7.8	—
U.S. agency securities	16.0	(0.1)	—	—	16.0	(0.1)
U.S. treasury securities	23.8	—	—	—	23.8	—
Total	$51.6	($0.1)	$—	$—	$51.6	($0.1)
Number of securities with an unrealized loss		16		—		16

	June 28, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss (1)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14.3	$—	$—	$—	$14.3	$—
Corporate bonds	29.1	—	—	—	29.1	—
U.S. agency securities	8.6	—	—	—	8.6	—
U.S. treasury securities	13.8	—	—	—	13.8	—
Total	$65.8	$—	$—	$—	$65.8	$—
Number of securities with an unrealized loss		46		—		46
(1) Securities with an unrealized loss of less than 12 months as of June 28, 2020 have an unrealized loss value of less than $0.1 million, individually and in the aggregate.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. There were less than $0.1 million of realized losses on the sale of investments for each of the three month periods ended September 27, 2020 and September 29, 2019. Realized losses are included in non-operating expense in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company evaluates there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of September 27, 2020 until the investments fully recover in market value. None of the investments with an unrealized loss as of September 27, 2020 had credit downgrades in the current period. No allowance for credit losses was recorded as of September 27, 2020.

The contractual maturities of short-term investments as of September 27, 2020 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$24.1	$97.8	$—	$—	$121.9
Corporate bonds	197.1	265.4	—	—	462.5
U.S. agency securities	8.5	9.6	—	—	18.1
U.S. treasury securities	44.7	14.7	—	—	59.4
Certificates of deposit	33.7	—	—	—	33.7
Commercial paper	6.5	—	—	—	6.5
Total short-term investments	$314.6	$387.5	$—	$—	$702.1

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of September 27, 2020 and June 28, 2020, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 27, 2020 and June 28, 2020.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	September 27, 2020				June 28, 2020
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$176.6	$—	$—	$176.6	$199.9	$—	$—	$199.9
U.S. agency securities	—	13.0	—	13.0	—	19.6	—	19.6
U.S. treasury securities	35.7	—	—	35.7	19.0	—	—	19.0
Certificates of deposit	—	—	—	—	—	54.3	—	54.3
Commercial paper	—	33.3	—	33.3	—	11.1	—	11.1
Total cash equivalents	212.3	46.3	—	258.6	218.9	85.0	—	303.9
Short-term investments:
Municipal bonds	—	121.9	—	121.9	—	132.0	—	132.0
Corporate bonds	—	462.5	—	462.5	—	480.1	—	480.1
U.S. agency securities	—	18.1	—	18.1	—	29.1	—	29.1
U.S. treasury securities	59.4	—	—	59.4	52.9	—	—	52.9
Certificates of deposit	—	33.7	—	33.7	—	95.3	—	95.3
Commercial paper	—	6.5	—	6.5	—	11.0	—	11.0
Variable rate demand note	—	—	—	—	—	2.5	—	2.5
Total short-term investments	59.4	642.7	—	702.1	52.9	750.0	—	802.9
Other long-term investments:
Common stock of non-U.S. corporations	—	53.0	—	53.0	—	55.9	—	55.9
Total assets	$271.7	$742.0	$—	$1,013.7	$271.8	$890.9	$—	$1,162.7

Note 8 – Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill during the three months ended September 27, 2020:

(in millions of U.S. Dollars)	Wolfspeed	LED Products	Total
Balance at June 28, 2020	$349.7	$180.3	$530.0
Impairment	—	(105.7)	(105.7)
Balance at September 27, 2020	$349.7	$74.6	$424.3
The Company reviews goodwill for impairment whenever events or circumstances indicate potential impairment. In the first quarter of fiscal 2021, the Company determined it would more likely than not sell all or a portion of the assets comprising the LED Products segment below carrying value. As a result of this triggering event, the Company recorded an impairment to goodwill of $105.7 million as of September 27, 2020. As of September 27, 2020, the potential sale had not met the held-for-sale criteria.
On October 18, 2020, the Company entered into a definitive agreement with SMART related to the LED Business Divestiture. See Note 16, "Subsequent Events," for additional information on the transaction.

Intangible Assets, net
The following table presents the components of intangible assets, net:

	September 27, 2020			June 28, 2020
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$147.8	($71.5)	$76.3	$147.8	($70.0)	$77.8
Developed technology	74.9	(31.1)	43.8	74.9	(29.7)	45.2
Non-compete agreements	12.2	(7.8)	4.4	12.2	(7.1)	5.1
Trade names	0.5	(0.5)	—	0.5	(0.5)	—
Acquisition related intangible assets	235.4	(110.9)	124.5	235.4	(107.3)	128.1
Patent and licensing rights	114.8	(63.9)	50.9	114.6	(63.1)	51.5
Total intangible assets	$350.2	($174.8)	$175.4	$350.0	($170.4)	$179.6
Total amortization of acquisition-related intangibles assets was $3.6 million and $3.6 million for the three months ended September 27, 2020 and September 29, 2019, respectively. Total amortization of patents and licensing rights was $2.3 million and $2.2 million for the three months ended September 27, 2020 and September 29, 2019.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 27, 2021	$10.9	$6.6	$17.5
June 26, 2022	13.5	7.9	21.4
June 25, 2023	11.0	6.9	17.9
June 30, 2024	10.4	6.0	16.4
June 29, 2025	10.4	4.8	15.2
Thereafter	68.3	18.7	87.0
Total future amortization expense	$124.5	$50.9	$175.4

Note 9 – Long-term Debt
Revolving Line of Credit
As of September 27, 2020, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of September 27, 2020, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three months ended September 27, 2020, the average interest rate was 0.00%. As of September 27, 2020, the unused line fee on available borrowings is 25 basis points.
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
Accounting for 2023 Notes and 2026 Notes (collectively, the Notes)
In accounting for the issuance of the 2023 Notes and 2026 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability of the equity component representing the conversion option was $110.6 million and $145.4 million for the 2023 and 2026 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the Notes. Due to the partial extinguishment of the 2023 Notes, the equity component of the 2023 Notes was reduced by $27.7 million.
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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	September 27, 2020	June 28, 2020
Principal	$999.8	$999.8
Unamortized discount and issuance costs	(206.2)	(216.0)
Net carrying amount	$793.6	$783.8
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	September 27, 2020	June 28, 2020
Discount related to value of conversion option	$262.3	$262.3
Partial extinguishment of 2023 Notes	(27.7)	(27.7)
Debt issuance costs	(6.3)	(6.3)
Net carrying amount	$228.3	$228.3
The interest expense, net recognized related to the Notes is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019
Interest expense, net of capitalized interest	$3.2	$1.3
Amortization of discount and issuance costs, net of capitalized interest	9.4	5.6
Total interest expense, net	$12.6	$6.9

The Company capitalizes interest related to the Notes in connection with the building of a new silicon carbide fabrication facility in New York. For the three months ended September 27, 2020, the Company capitalized $0.2 million of interest expense and $0.4 million of amortization of discount and issuance costs. No interest expense was capitalized for the three months ended September 29, 2019.
The estimated fair value of the Notes is $1,333.2 million as of September 27, 2020, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended
(in millions of U.S. Dollars, except share data)	September 27, 2020	September 29, 2019
Net loss attributable to controlling interest	($184.4)	($37.8)
Weighted average shares - basic and diluted (in thousands)	109,705	107,113

Loss per share - basic and diluted:
Net loss attributable to controlling interest	($1.68)	($0.35)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three months ended September 27, 2020 and September 29, 2019, 4.5 million and 5.9 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its Notes under certain conditions as described in Note 9, “Long-term Debt.”

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

Stock Option Awards
A summary of stock option awards outstanding as of September 27, 2020 and changes during the three months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 28, 2020	983	$37.88
Granted	—	$—
Exercised	(374)	$44.27
Forfeited or expired	(9)	$63.67
Outstanding at September 27, 2020	600	$33.49
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of September 27, 2020 and changes during the three months then ended is as follows:

(awards and units in thousands)	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2020	2,932	$43.89
Granted	998	$67.10
Vested	(1,053)	$37.44
Forfeited	(103)	$37.75
Nonvested at September 27, 2020	2,774	$55.10
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019
Cost of revenue, net	$3.6	$2.2
Research and development	3.0	2.4
Sales, general and administrative	9.1	12.3
Total stock-based compensation expense	$15.7	$16.9
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
The Company did not record an income tax benefit related to the goodwill impairment described in Note 8, “Goodwill and Intangible Assets,” as the impairment is non-deductible for income tax purposes.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets, as of the three months ended September 27, 2020.
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
As of June 28, 2020, the Company's liability for unrecognized tax benefits was $7.4 million. During the three months ended September 27, 2020, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 27, 2020 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
Financial Results by Reportable Segment
The tables below reflect the results of the Company's reportable segments as reviewed by the CODM for the three month periods ended September 27, 2020 and September 29, 2019. The Company used the same accounting policies to derive the segment results reported below as those used in the Company’s consolidated financial statements.
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

For the first quarter of fiscal 2021, unallocated costs include incremental costs relating to operating manufacturing operations during the COVID-19 pandemic. These incremental costs are primarily comprised of increased cleaning costs, cleaning supplies and protective equipment, as well as the costs from implementing preventative safety measures, including increased wellness checks and time off policies. Additionally, unallocated costs for the first quarter of fiscal 2021 included underutilization charges related to transitioning certain LED Products operations to Wolfspeed operations.
Revenue, gross profit and gross margin for each of the Company's segments were as follows:

	Three months ended
	September 27, 2020	September 29, 2019
Revenue:
Wolfspeed revenue	$115.5	$127.7
LED Products revenue	101.1	115.1
Total revenue	$216.6	$242.8

Gross Profit and Gross Margin:
Wolfspeed gross profit	$42.3	$59.0
Wolfspeed gross margin	36.6%	46.2%
LED Products gross profit	22.4	22.1
LED Products gross margin	22.2%	19.2%
Total segment gross profit	64.7	81.1
Unallocated costs (1)	(10.7)	(6.9)
Consolidated gross profit	$54.0	$74.2
Consolidated gross margin	24.9%	30.6%
(1) Unallocated costs for the three months ended September 27, 2020 include $0.9 million in incremental manufacturing costs relating to COVID-19.
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended
	September 27, 2020		September 29, 2019
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
United States	$56.7	26.2%	$55.4	22.8%
China	64.4	29.7%	73.2	30.1%
Europe	51.0	23.5%	63.0	25.9%
Other	44.5	20.6%	51.2	21.2%
Total	$216.6		$242.8
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

Inventories for each of the Company's segments were as follows:

	September 27, 2020	June 28, 2020
Wolfspeed	$106.7	$97.3
LED Products	71.7	76.2
Total segment inventories	178.4	173.5
Unallocated inventories	8.9	5.6
Consolidated inventories	$187.3	$179.1

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
The Company expects approximately $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three months ended September 27, 2020 and September 29, 2019, the Company expensed $1.6 million and $1.2 million of restructuring charges related to the factory optimization plan, respectively, of which $0.2 million is accrued for as of September 27, 2020.
Corporate Restructuring
In September 2020, the Company realigned certain resources to further focus on areas vital to our growth while driving efficiencies. As a result, the Company recorded $3.2 million in severance-related costs during the three months ended September 27, 2020, of which $1.5 million is accrued for as of September 27, 2020.
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.8 million in contract termination costs during the three months ended September 29, 2019, all of which has been paid as of September 27, 2020.

Note 16 - Subsequent Events
On October 18, 2020, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with SMART with respect to the LED Business Divestiture. The transaction is targeted to close in the first calendar quarter of 2021, subject to customary closing conditions and governmental approvals.
Pursuant to the Purchase Agreement, the Company will sell to SMART, and SMART will (i) purchase from the Company, (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising the Company’s LED Products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of the Company, and (c) the Company’s ownership interest in Cree Venture LED Company Limited, the Company’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) assume certain liabilities related to the LED Business. The Company will retain certain assets used in and pre-closing liabilities associated with the LED Products segment.
The purchase price for the LED Business consists of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of a unsecured promissory note of SGH (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note, if earned, will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months and one bullet payment of principal and all accrued and unpaid interest will be payable on each note’s maturity date. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note, if issued, will mature on the third anniversary of the completion of the Earnout Period.
In connection with the closing of the LED Business Divestiture, the Company and SMART will also enter into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which will assign to SMART certain intellectual property owned by the Company and its affiliates and license to SMART certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement, which is designed to ensure a smooth transition of the LED Business to SMART, (iii) a Wafer Supply and Fabrication Services Agreement, pursuant to which the Company will supply SMART with certain silicon carbide materials and fabrication services for four years, and (iv) a Real Estate License Agreement, which will allow SMART to use certain premises owned by the Company to conduct the LED Business for a period of up to 24 months after closing.
The completion of the LED Business Divestiture is subject to the satisfaction or waiver of a number of conditions set forth in the Purchase Agreement, including the receipt of governmental and regulatory consents and approvals and expiration of any mandatory waiting period related thereto, and other customary closing conditions. The Purchase Agreement provides for customary termination rights of the parties and also provides that, in the event the Purchase Agreement is terminated in connection with certain specified regulatory-related circumstances, SMART may be required to pay the Company a termination fee of $4 million.

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride materials, devices for power and radio-frequency (RF) applications and specialty lighting-class light emitting diode (LED) products. Our silicon carbide and gallium nitride (GaN) materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems. Our LEDs are targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays.
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
As discussed more fully in "Business Outlook", on October 18, 2020, we entered into a definitive agreement to sell certain assets and subsidiaries comprising our LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary Chili Acquisition, Inc. (collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture). We will retain certain assets used in and pre-closing liabilities associated with the LED Products segment. Following the LED Business Divestiture, we will operate solely in our Wolfspeed segment.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Outbreak. COVID-19 has continued to spread globally, including locations where we do business. While the financial impact of COVID-19 on our results is difficult to measure, we believe it has had an unfavorable impact on our operating income. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of this Quarterly Report as the pandemic continues to evolve globally. The potential effects of COVID-19 could affect us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' ability to fulfill our orders, and the overall impact of the aforementioned items that could cause output challenges and increased costs. Additionally, COVID-19 could have a number of additional adverse effects, including additional laws and regulations affecting our business, fluctuations in foreign currency markets and the credit risks of our customers.
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
Overview of the three months ended September 27, 2020
Financial results for the three months ended September 27, 2020 include the impacts of a $105.7 million goodwill impairment charge associated with our determination as of September 27, 2020 that it was more likely than not that we would sell all or a portion of the assets comprising the LED Products segment below carrying value.
The following is a summary of our financial results for the three months ended September 27, 2020:
•Revenue decreased to $216.6 million for the three months ended September 27, 2020 from $242.8 million for the three months ended September 29, 2019.
•Gross profit decreased to $54.0 million for the three months ended September 27, 2020 from $74.2 million for the three months ended September 29, 2019. Gross margin was 24.9% for the three months ended September 27, 2020 and 30.6% for the three months ended September 29, 2019.

•Operating loss was $170.0 million for the three months ended September 27, 2020 compared to $38.9 million for the three months ended September 29, 2019.
•Diluted loss per share was $1.68 for the three months ended September 27, 2020 compared to $0.35 for the three months ended September 29, 2019.
•Combined cash, cash equivalents and short-term investments was $1,138.5 million at September 27, 2020 and $1,251.7 million at June 28, 2020.
•Cash provided by operating activities was $0.4 million for the three months ended September 27, 2020 compared to cash used in operating activities of $20.0 million for the three months ended September 29, 2019.
•Purchases of property and equipment were $114.0 million for the three months ended September 27, 2020 compared to $42.0 million for the three months ended September 29, 2019.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet and ability to generate cash provides us the ability to invest in our business, as indicated by our planned construction of a state-of-the-art, automated 200mm capable silicon carbide fabrication facility and a large materials factory to expand our silicon carbide capacity, each of which was announced in May 2019. In September 2019, we announced our intention to build the new fabrication facility in Marcy, New York to complement the factory expansion already underway at our U.S. campus headquarters in Durham, North Carolina. Construction on the new fabrication facility commenced in the fourth quarter of fiscal 2020.
When completed, the LED Business Divestiture will represent a key milestone in our transformation to be a global semiconductor powerhouse focused on disruptive technology solutions for high-growth applications. This transaction positions us with a sharpened strategic focus to lead the semiconductor industry transition from silicon to silicon carbide and further strengthens our financial position, which we target to support continued investments to capitalize on multi-decade growth opportunities across electrical vehicles (EVs), 5G and industrial applications.
We are focused on investing in the Wolfspeed business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules, and GaN and silicon RF devices. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing process, we believe we are in a position to improve yield levels to support our future growth.
In regards to COVID-19, our manufacturing facilities in the United States are currently operating as essential businesses. We have instituted strict measures designed to balance employee safety with meeting the needs of business operations. These measures include increased employee sick days, robust health screening, social distancing policies and cleaning protocols to ensure the safety of our employees and the protection of our customers, suppliers, and partners. Our manufacturing facilities in China briefly closed mid-third quarter of fiscal 2020 and have remained open since that time. Our manufacturing facilities in China mostly support the LED Products segment and will transfer to SMART in connection with the LED Business Divestiture through the sale of our ownership interest in Cree Huizhou Solid State Lighting Company Limited.
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

Results of Operations
Selected consolidated statements of operations data for the three months ended September 27, 2020 and September 29, 2019 is as follows:

	Three months ended
	September 27, 2020		September 29, 2019
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$216.6	100.0%	$242.8	100.0%
Cost of revenue, net	162.6	75.1	168.6	69.4
Gross profit	54.0	24.9	74.2	30.6
Research and development	49.6	22.9	43.7	18.0
Sales, general and administrative	51.9	24.0	57.6	23.7
Amortization or impairment of acquisition-related intangibles	3.6	1.7	3.6	1.5
(Gain) loss on disposal or impairment of other assets	(0.2)	(0.1)	1.0	0.4
Goodwill impairment	105.7	48.8	—	—
Other operating expense	13.4	6.2	7.2	3.0
Operating (loss) income	(170.0)	(78.5)	(38.9)	(16.0)
Non-operating expense (income), net	14.0	6.5	(1.6)	(0.7)
Loss before income taxes	(184.0)	(84.9)	(37.3)	(15.4)
Income tax expense	0.1	—	0.5	0.2
Net loss	(184.1)	(85.0)	(37.8)	(15.6)
Net income attributable to non-controlling interest	0.3	0.1	—	—
Net loss attributable to controlling interest	($184.4)	(85.1)	($37.8)	(15.6)

Basic and diluted loss per share
Net loss attributable to controlling interest	($1.68)		($0.35)

Revenue

Revenue was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Wolfspeed revenue	$115.5	$127.7	($12.2)	(10)%
Percent of revenue	53%	53%
LED Products revenue	101.1	115.1	(14.0)	(12)%
Percent of revenue	47%	47%
Total revenue	$216.6	$242.8	($26.2)	(11)%
Wolfspeed Segment Revenue
The decrease in Wolfspeed segment revenue was primarily due to supply and demand factors relating to the COVID-19 pandemic, the ongoing trade dispute between the United States and China, which has led some customers to adjust their materials-related supply chain to other suppliers and the timing of shipments to certain customers.
LED Products Segment Revenue
The decrease in LED Products segment revenue was primarily due to decreases in demand related to COVID-19 and factory capacity restrictions.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Wolfspeed gross profit	$42.3	$59.0	($16.7)	(28)%
Wolfspeed gross margin	36.6%	46.2%
LED Products gross profit	22.4	22.1	0.3	1%
LED Products gross margin	22.2%	19.2%
Unallocated costs (1)	(10.7)	(6.9)	(3.8)	(55)%
Consolidated gross profit	$54.0	$74.2	($20.2)	(27)%
Consolidated gross margin	24.9%	30.6%
(1) Unallocated costs for the three months ended September 27, 2020 include $0.9 million in incremental manufacturing costs relating to COVID-19.
Wolfspeed Segment Gross Profit and Gross Margin
The decreases in Wolfspeed segment gross profit and gross margin are primarily due to higher costs, customer mix and impacts from decreased revenue.
LED Products Segment Gross Profit and Gross Margin
The increases in LED Products segment gross profit and gross margin are primarily due to more favorable product and customer mix, offset by impacts from decreased revenue.
Unallocated Costs
Unallocated costs primarily consist of manufacturing employees' stock-based compensation, expenses for annual incentive plans, and matching contributions under our 401(k) plan. These costs were not allocated to the reportable segments' gross profit because our CODM does not review them regularly when evaluating segment performance and allocating resources.
For the first quarter of fiscal 2021, unallocated costs also include incremental costs relating to operating our manufacturing operations during the COVID-19 pandemic. These incremental costs are primarily comprised of increased cleaning costs, cleaning supplies and protective equipment, as well as the costs from implementing preventative safety measures, including increased wellness checks and time off policies.
Unallocated costs increased primarily due to incremental operational costs as a result of operating our manufacturing operations during the COVID-19 pandemic and underutilization charges related to transitioning certain LED Products operations to Wolfspeed operations as part of our factory optimization efforts. Additionally, increased stock based compensation was offset by a decrease in annual incentive expense.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies.
Research and development expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Research and development	$49.6	$43.7	$5.9	14%
Percent of revenue	23%	18%
The increase in research and development expenses is primarily due to our continued investment in our silicon carbide and GaN technologies, including the development of existing silicon carbide materials and fabrication technology for next generation platforms and expansion of our Power and RF product portfolio.
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
Sales, general and administrative expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Sales, general and administrative	$51.9	$57.6	($5.7)	(10)%
Percent of revenue	24%	24%
The decrease in sales, general and administrative expenses is primarily due to decreases in stock based compensation, as stock based compensation expense for the three months ended September 29, 2019 included certain adjustments relating to former executives’ awards. Additionally, our travel costs decreased as a result of the COVID-19 pandemic and we incurred lower legal fees in the current quarter, partially offset by increased information technology costs.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Customer relationships	$1.5	$1.5	$—	—%
Developed technology	1.4	1.4	—	—%
Non-compete agreements	0.7	0.7	—	—%
Total amortization	$3.6	$3.6	$—	—%
Amortization of acquisition-related intangible assets stayed consistent due to the absence of acquisition-related intangible activity between the periods, as well as no impairments. Amortization of acquisition-related intangibles relate to operations under our Wolfspeed segment.
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
(Gain) loss on disposal or impairment of other assets	($0.2)	$1.0	($1.2)	(120)%
Gain on disposal or impairment of other assets for the three months ended September 27, 2020 primarily relates to proceeds from asset sales offset by write-offs of impaired or abandoned patents.
Loss on disposal or impairment of other assets for the three months ended September 29, 2019 primarily relates to write-offs of impaired or abandoned patents.

Goodwill Impairment
We review goodwill for impairment whenever events or circumstances indicate potential impairment. In the first quarter of fiscal 2021, we determined we would more likely than not sell all or a portion of the assets comprising the LED Products segment below carrying value. As a result of this triggering event, we recorded an impairment to goodwill of $105.7 million as of September 27, 2020. As of September 27, 2020, we had not met the held-for-sale criteria.
No goodwill impairment was made as of September 29, 2019.

Other Operating Expense
Other operating expense was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Factory optimization restructuring	$1.6	$1.2	$0.4	33%
Severance and other restructuring	3.2	0.8	2.4	300%
Total restructuring costs	4.8	2.0	2.8	140%
Project, transformation and transaction costs	5.6	2.6	3.0	115%
Factory optimization start-up costs	3.0	1.4	1.6	114%
Non-restructuring related executive severance	—	1.2	(1.2)	(100)%
Other operating expense	$13.4	$7.2	$6.2	86%
Factory optimization restructuring costs relate to facility consolidations as well as disposals on certain long-lived assets. Severance and other restructuring costs relate to corporate restructuring plans. See Note 15, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our restructuring costs.
Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes and upgrading our enterprise resource planning (ERP) system to support our expected future growth.
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts, which began in the fourth quarter of fiscal 2019. These efforts are focused on expanding our production footprint to support expected growth in the Wolfspeed segment.
Other operating expense increased primarily from increased project costs related to the LED Business Divestiture and a corporate restructuring event in the first quarter of fiscal 2021.

Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Loss (gain) on equity investment, net	$3.4	($3.5)	$6.9	(197)%
Foreign currency loss, net	—	0.1	(0.1)	(100)%
Interest income	(2.7)	(5.5)	2.8	(51)%
Interest expense, net of capitalized interest	13.1	7.4	5.7	(77)%
Other, net	0.2	(0.1)	0.3	(300)%
Non-operating expense (income), net	$14.0	($1.6)	$15.6	(975)%
Loss (gain) on equity investment, net. The loss on equity investment for the three months ended September 27, 2020 was due to the decrease in fair value of our Lextar Electronics Corporation (Lextar) investment. Lextar’s stock is publicly traded on the Taiwan Stock Exchange and its share price decreased from 19.90 New Taiwanese Dollars (TWD) per share at June 28, 2020 to 18.70 TWD at September 27, 2020.
The gain on equity investment for the three months ended September 29, 2019 was due to Lextar’s share price increasing from 14.75 TWD per share at June 30, 2019 to 16.05 TWD at September 29, 2019.

This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. We have a 16% common stock ownership interest in Lextar and utilize the fair value option in accounting for the ownership interest. In June 2020, Lextar announced a plan to restructure under a holding company with EPISTAR Corporation (EPISTAR) via a share swap. As approved by the shareholders of Lextar and EPISTAR at the meetings held on August 7, 2020, we will receive 0.275 shares of common stock of the holding company, to be named ENNOSTAR Inc. (ENNOSTAR), for each share for Lextar common stock once the share swap is effected (currently scheduled for January 6, 2021), representing in the aggregate an approximately 3.3% common stock ownership interest in ENNOSTAR. The shares of ENNOSTAR will be listed on the Taiwan Stock Exchange. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency loss, net. Foreign currency loss (gain), net, primarily consists of remeasurement adjustments resulting from our Lextar investment and from our international subsidiaries.
Interest income. The decrease in interest income was due to significant reductions in investment returns on our short-term investment securities.
Interest expense, net of capitalized interest. The increase in interest expense was primarily due to the addition of our 1.75% convertible senior notes due May 1, 2026 (2026 Notes), which were sold on April 21, 2020.

Income tax expense
Income tax expense and our effective tax rate was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 27, 2020	September 29, 2019	Change
Income tax expense	$0.1	$0.5	($0.4)	(80)%
Effective tax rate	—%	(1)%
Our effective tax rate remained steady due to relatively consistent year-to-date income in jurisdictions where we do not recognize a full valuation allowance.
In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with differing tax rates than the U.S., and (iii) projected tax credits generated.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities, cash generated from operations and availability under our line of credit. We have a $125 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs. Additionally, on April 21, 2020, we issued and sold a total of $575.0 million aggregate principal amount of 2026 Notes, as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2026 Notes was $561.4 million, of which we used $144.3 million to repurchase $150.2 million aggregate principal amount of our 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes). We expect to use the remainder of the net proceeds for general corporate purposes.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we have continued to make such evaluations. For example, we recently entered into a definitive agreement with SMART regarding the LED Business Divestiture, which, when completed, will provide us with $50 million in up front payments, a $125 million unsecured promissory note due in August 2023 and the potential of up to $125 million in contingent consideration. We may also access capital markets through the issuance of debt or additional shares of common stock, which we may use in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities or general corporate purposes.
We are currently building a new silicon carbide fabrication facility in Marcy, New York, to expand capacity for our silicon carbide device business. We expect to invest approximately $1.0 billion in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed in future fiscal years by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). Given our current cash position, we believe we are positioned to adequately fund the construction of the facility.
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

The following table presents the components of our cash conversion cycle:

	Three months ended
	September 27, 2020	June 28, 2020	Change
Days of sales outstanding (a)	33	37	(4)
Days of supply in inventory (b)	104	104	—
Days in accounts payable (c)	(112)	(103)	(9)
Cash conversion cycle	25	38	(13)
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
The decrease in our cash conversion cycle was primarily driven by increased accounts payable balances relating to investment at our future silicon carbide fabrication facility in New York.
As of September 27, 2020, we had unrealized losses on our short-term investments of $0.1 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 27, 2020 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or negative market conditions surrounding the COVID-19 outbreak. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of September 27, 2020 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 27, 2020.

Cash Flows
In summary, our cash flows were as follows:

	Three months ended
	September 27, 2020	September 29, 2019	Change
Cash provided by (used in) operating activities	$0.4	($20.0)	$20.4	(102)%
Cash used in investing activities	(16.0)	(52.3)	36.3	69%
Cash provided by financing activities	3.1	5.4	(2.3)	(43)%
Effect of foreign exchange changes	0.1	(0.3)	0.4	(133)%
Net change in cash and cash equivalents	($12.4)	($67.2)	$54.8	(82)%
Cash Flows from Operating Activities
Net cash provided by operating activities increased primarily due to improved working capital.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights.
Cash used in investing activities decreased primarily due to increased net proceeds from short-term investments of $108.5 million offset by an increase in property and equipment purchases of $72.0 million.
For fiscal 2021, we target approximately $400.0 million of net capital investment, which is primarily related to capacity and infrastructure projects to support our Wolfspeed segment longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on the construction of our new silicon carbide fabrication facility in New York and is net of expected reimbursements from Empire State Development under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 13, "Commitments and Contingencies," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Cash Flows from Financing Activities
For the three months ended September 27, 2020, our financing activities primarily consisted of net proceeds of $3.7 million from issuances of common stock pursuant to the exercise of employee stock options.
For the three months ended September 29, 2019, our financing activities consisted of net proceeds of $5.4 million from issuances of common stock pursuant to the exercise of employee stock options.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 27, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
Allowance for Available-for-sale Debt Securities (new for fiscal 2021 due to ASC 326 Adoption)
Available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. First, we determine our intent and ability to hold the security in an unrealized loss position until it recovers its fair value. If we do not have the intent or ability to hold the security until recovery, we recognize an expected credit loss equal to the decrease in fair value. If we have the intent and ability to hold the security until recovery, we evaluate if the unrealized loss is the result of credit related factors, primarily using qualitative data. If we determine the security has an unrealized loss as a result of credit related factors, we use a discounted cash flow model to determine the present value of expected cash flows. If the security has a present value of expected cash flows less than its amortized cost, we record an allowance and an expense equal to the amount of the unrealized loss. If the investment recovers its fair value, the allowance is reversed and a recovery is recognized in earnings.
We record any unrealized loss related to market interest rate changes or other non-credit related factors as an adjustment to other comprehensive income.
We do not include accrued interest in our assessment of credit losses for available-for-sale debt securities. We record losses related to noncollectable interest receivable as an adjustment to interest income in the period the losses are realized.
Allowance for Doubtful Accounts (updated for fiscal 2021 due to ASC 326 Adoption)
Receivables are evaluated for expected credit losses on a collective (pool) basis and aggregated on the basis of similar risk characteristics, including customers' financial strength, credit standing, payment history and historical defaults, as well as geographical and industry conditions. Pooling criteria is evaluated each period to ensure the risk profile for each pool is consistent with the prior period. If a receivable does not fit into defined risk pool, it is evaluated for expected credit losses on an individual basis.
Each risk pool is assigned an expected credit loss rate (if any), which is calculated by considering historical write offs, current market conditions, forecast data and other qualitative data. Expected credit losses are recorded each period by applying the expected credit loss rates to the total balance of each defined risk pool.
For information our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2020.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2020. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 28, 2020. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the construction of a state-of-the-art, automated 150mm and 200mm capable silicon carbide fabrication facility and a large materials factory;
•manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, or our logistics operations;
•expand the capability of our information systems to support a more complex business, such as our current initiative to upgrade our company-wide ERP system;
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, in the fourth quarter of fiscal 2019, we completed the sale of our Lighting Products business unit to IDEAL Industries, Inc. (IDEAL) and in the second quarter of fiscal 2021 we entered into an Asset Purchase Agreement (the Purchase Agreement) with SMART with respect to the LED Business Divestiture. If we choose to enter into such transactions, we face certain risks including:
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
We are subject to a number of risks associated with the sale of our LED Products segment, and these risks could adversely impact our operations, financial condition and business.
On October 18, 2020, we executed the Purchase Agreement with SMART with respect to the LED Business Divestiture. We are subject to a number of risks associated with this transaction, including risks associated with:

•the failure to satisfy, on a timely basis or at all, the closing conditions set forth in the Purchase Agreement, including the receipt of governmental and regulatory consents and approvals;
•the separation of the LED Business, and related information technology, from the businesses we are retaining and the operation of our retained business without the LED Business;
•issues, delays or complications in completing required transition activities to allow the LED Business to operate under the SMART portfolio of businesses after the closing, including incurring unanticipated costs to complete such activities;
•unfavorable reaction to the sale by customers, competitors, suppliers and employees;
•the disruption to and uncertainty in our business and our relationships with our customers, including attempts by our customers to terminate or renegotiate their relationships with us or decisions by our customers to defer or delay purchases from us;
•difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;
•the diversion of our management’s attention away from the operation of the business we are retaining;
•the need to incur significant transaction costs in connection with the transaction, regardless of whether it is completed;
•the restrictions on and obligations with respect to our business set forth in the Purchase Agreement and, following closing, the transition services agreement and a wafer supply and fabrication agreement, in each case between us and SMART;
•the need to provide transition services in connection with the transaction, which may result in the diversion of resources and focus;
•our failure to realize the full purchase price anticipated under the Purchase Agreement, including the ability of the LED Business to generate revenue and gross profit in the first four full fiscal quarters following the closing sufficient to result in payment of the targeted earnout payment or any earnout payment; and
•the ability of SMART to pay the unsecured promissory note to be issued to us at the closing of the transaction and any additional unsecured promissory notes issued upon achievement of the general revenue and gross profit targets.
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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for our products.
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
Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, on May 15, 2019, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and numerous more of its affiliates since then (collectively, “Huawei”) to the “Entity List” maintained by the U.S. Department of Commerce, which imposes limitations on the supply of certain United States items and product support to Huawei. To comply with the Entity List restrictions, we suspended shipments of all products to Huawei and cannot predict when we will be able to resume such shipments, which has reduced our revenue and profit in at least the near term and increased our inventories of product intended for Huawei. If the U.S. Government maintains the restrictions on Huawei or imposes restrictions on sales to other foreign customers, as it did in October 2019 with the addition of 28 new companies to the Entity List and has continued to do so through several Entity Listings and other sanctions since then, it will reduce company revenue and profit related to those customers at least in the short term and could have a potential longer-term impact. In the second quarter of fiscal 2020, we recorded an $8.3 million reserve on inventory manufactured for Huawei. Additionally, like many global manufacturers, we continue to evaluate and address the short-term and potential long-term impact of the recent change to the United States foreign direct product rule, military end-use restrictions, changes in export licensing policies, and tariffs imposed on Chinese goods and any corresponding Chinese regulations or tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the outcome of the 2020 U.S. Presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.

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
The markets for our products are highly competitive. In the semiconductor market, we compete with companies that have greater market share, name recognition, distribution and sales channels, and/or technical resources than we do. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. Competitive pricing pressures remain a challenge and continue to accelerate the rate of decline in our sales prices. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.

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
We review goodwill for impairment whenever events or circumstances indicate potential impairment. In the first quarter of fiscal 2021, we determined we would more likely than not sell all or a portion of the assets comprising the LED Products segment below carrying value. As a result of this triggering event, we recorded an impairment to goodwill of $105.7 million as of September 27, 2020. As of September 27, 2020, we had not met the held-for-sale criteria.
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
•any required payments of indemnification obligations under the Purchase Agreement with IDEAL for retained liabilities and breaches of representations, warranties or covenants; and
•our failure to realize the full purchase price anticipated under the Purchase Agreement, including the ability of the Lighting Products business unit to generate adjusted EBITDA in the third year post-closing sufficient to result in payment of the targeted earnout or any earnout payment.
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
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of our products may impact the demand for our products. Demand for our products may also be impacted by changes in government and/or industry policies, standards or regulations that encourage energy efficiency or vehicle range. For example, efforts to change, eliminate or reduce industry or regulatory standards could negatively impact our business. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.

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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar, a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the first quarter of fiscal 2021 with variability between quarters, and may continue to decline in the future.
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
•changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 ("TCJA") and the Coronavirus Aid, Relief and Economic Security Act of 2020;
•the outcome of the upcoming U.S. Presidential election on November 3, 2020;
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $29.15 to a high of $73.69 during the twelve months ended September 27, 2020. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address such as electric vehicles, the ramp up of our Wolfspeed business, and the effect of tariffs or COVID-19 on our business, may have a dramatic effect on our stock price.

We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
As of September 27, 2020, our indebtedness consisted of $424.8 million aggregate principal amount of our 2023 Notes and $575.0 million aggregate principal amount of our 2026 Notes (collectively with the 2023 Notes, the Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc.	X
10.1	Notice of Grant to Gregg A. Lowe, dated August 24, 2020		8-K	10.1	8/28/2020
10.2	Notice of Grant to Neill P. Reynolds, dated August 24, 2020		8-K	10.2	8/28/2020
10.3	Form of Performance Share Award Agreement for Gregg A. Lowe		8-K	10.1	9/8/2020
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Cree Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 formatted in Inline XBRL (included in Exhibit 101)	X

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

October 29, 2020

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)