Form 10-Q
period 2020-12-27
CREE, INC.
filed 2021-01-28
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2020
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 22, 2021, was 111,016,056.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended December 27, 2020

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	December 27, 2020	June 28, 2020
Assets
Current assets:
Cash and cash equivalents	$388.1	$448.8
Short-term investments	580.6	790.9
Total cash, cash equivalents and short-term investments	968.7	1,239.7
Accounts receivable, net	82.0	72.4
Inventories	144.3	121.9
Income taxes receivable	8.0	6.6
Prepaid expenses	26.1	26.2
Other current assets	11.2	8.7
Current assets held for sale	1.7	1.3
Current assets of discontinued operations	237.3	116.0
Total current assets	1,479.3	1,592.8
Property and equipment, net	1,036.3	770.8
Goodwill	359.2	349.7
Intangible assets, net	148.9	156.9
Other long-term investments	66.1	55.9
Deferred tax assets	1.2	1.2
Other assets	33.9	33.6
Long-term assets of discontinued operations	—	270.1
Total assets	$3,124.9	$3,231.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$267.3	$189.8
Accrued contract liabilities	18.0	14.2
Income taxes payable	2.9	1.2
Finance lease liabilities	0.4	3.6
Other current liabilities	26.3	22.2
Current liabilities of discontinued operations	70.7	60.2
Total current liabilities	385.6	291.2
Long-term liabilities:
Convertible notes, net	803.5	783.8
Deferred tax liabilities	4.1	1.8
Finance lease liabilities - long-term	10.2	11.4
Other long-term liabilities	49.9	43.8
Long-term liabilities of discontinued operations	—	9.8
Total long-term liabilities	867.7	850.6
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 27, 2020 and June 28, 2020; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 27, 2020 and June 28, 2020; 110,977 and 109,230 shares issued and outstanding at December 27, 2020 and June 28, 2020, respectively	0.1	0.1
Additional paid-in-capital	3,155.9	3,106.2
Accumulated other comprehensive income	15.5	16.0
Accumulated deficit	(1,306.6)	(1,039.2)
Total shareholders’ equity	1,864.9	2,083.1
Noncontrolling interest from discontinued operations	6.7	6.1
Total equity	1,871.6	2,089.2
Total liabilities and shareholders’ equity	$3,124.9	$3,231.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
in millions of U.S. Dollars, except share data
Revenue, net	$127.0	$120.7	$242.5	$248.4
Cost of revenue, net	85.7	85.1	165.7	160.3
Gross profit	41.3	35.6	76.8	88.1
Operating expenses:
Research and development	45.5	38.7	86.7	73.9
Sales, general and administrative	46.8	45.0	90.8	94.0
Amortization or impairment of acquisition-related intangibles	3.6	3.6	7.2	7.2
Loss on disposal or impairment of other assets	0.4	0.8	0.7	1.6
Other operating expense	2.6	10.9	11.2	17.0
Operating loss	(57.6)	(63.4)	(119.8)	(105.6)
Non-operating (income) expense, net	(3.1)	(5.0)	10.8	(6.6)
Loss before income taxes	(54.5)	(58.4)	(130.6)	(99.0)
Income tax benefit	(0.2)	(0.5)	(1.0)	(1.8)
Net loss from continuing operations	(54.3)	(57.9)	(129.6)	(97.2)
Net (loss) income from discontinued operations	(28.4)	3.9	(137.2)	5.4
Net loss	(82.7)	(54.0)	(266.8)	(91.8)
Net income from discontinued operations attributable to noncontrolling interest	0.3	0.3	0.6	0.3
Net loss attributable to controlling interest	($83.0)	($54.3)	($267.4)	($92.1)

Basic and diluted loss per share
Continuing operations	($0.49)	($0.54)	($1.18)	($0.90)
Net loss attributable to controlling interest	($0.75)	($0.50)	($2.42)	($0.86)

Weighted average shares - basic and diluted (in thousands)	110,688	107,925	110,297	107,519
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net loss	($82.7)	($54.0)	($266.8)	($91.8)
Other comprehensive loss:
Net unrealized (loss) gain on available-for-sale securities	(0.5)	(0.3)	(0.5)	0.2
Comprehensive loss	(83.2)	(54.3)	(267.3)	(91.6)
Net income from discontinued operations attributable to noncontrolling interest	0.3	0.3	0.6	0.3
Comprehensive loss attributable to controlling interest	($83.5)	($54.6)	($267.9)	($91.9)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Equity
(in millions of U.S Dollars, except share data)	Number of Shares	Par Value
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net loss	—	—	—	(184.4)	—	(184.4)	0.3	(184.1)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Comprehensive loss						(184.4)	0.3	(184.1)
Tax withholding on vested equity awards	—	—	(22.7)	—	—	(22.7)	—	(22.7)
Stock-based compensation	—	—	16.2	—	—	16.2	—	16.2
Exercise of stock options and issuance of shares	1,066	—	16.5	—	—	16.5	—	16.5
Balance at September 27, 2020	110,296	$0.1	$3,116.2	($1,223.6)	$16.0	$1,908.7	$6.4	$1,915.1
Net (loss) income	—	—	—	(83.0)	—	(83.0)	0.3	(82.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Comprehensive (loss) income						(83.5)	0.3	(83.2)
Tax withholding on vested equity awards	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	18.6	—	—	18.6	—	18.6
Exercise of stock options and issuance of shares	681	—	22.7	—	—	22.7	—	22.7
Balance at December 27, 2020	110,977	$0.1	$3,155.9	($1,306.6)	$15.5	$1,864.9	$6.7	$1,871.6
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(37.8)	—	(37.8)	—	(37.8)
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5	—	0.5
Comprehensive loss						(37.3)	—	(37.3)
Tax withholding on vested equity awards	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	17.4	—	—	17.4	—	17.4
Exercise of stock options and issuance of shares	1,127	—	18.6	—	—	18.6	—	18.6
Balance at September 29, 2019	107,697	$0.1	$2,895.8	($885.3)	$10.0	$2,020.6	$5.0	$2,025.6
Net (loss) income	—	—	—	(54.3)	—	(54.3)	0.3	(54.0)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive (loss) income						(54.6)	0.3	(54.3)
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock-based compensation	—	—	13.4	—	—	13.4	—	13.4
Exercise of stock options and issuance of shares	334	—	10.7	—	—	10.7	—	10.7
Balance at December 29, 2019	108,031	$0.1	$2,919.5	($939.6)	$9.7	$1,989.7	$5.3	$1,995.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019
Operating activities:
Net loss	($266.8)	($91.8)
Net (loss) income from discontinued operations	(137.2)	5.4
Net loss from continuing operations	(129.6)	(97.2)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	56.2	46.2
Amortization of debt issuance costs and discount, net of capitalized interest	18.1	11.4
Stock-based compensation	27.4	27.1
Loss on disposal or impairment of long-lived assets	1.5	1.6
Amortization of premium/discount on investments	3.2	0.2
Realized gain on sale of investments	(0.2)	(0.1)
Gain on equity investment	(7.0)	(9.9)
Foreign exchange gain on equity investment	(3.2)	(1.3)
Deferred income taxes	2.3	(2.4)
Changes in operating assets and liabilities:
Accounts receivable, net	(9.5)	(11.7)
Inventories	(21.1)	9.8
Prepaid expenses and other assets	(1.8)	7.7
Accounts payable, trade	9.9	(5.0)
Accrued salaries and wages and other liabilities	17.9	(26.0)
Accrued contract liabilities	3.8	10.0
Net cash used in operating activities of continuing operations	(32.1)	(39.6)
Net cash provided by operating activities of discontinued operations	6.2	27.8
Cash used in operating activities	(25.9)	(11.8)
Investing activities:
Purchases of property and equipment	(257.5)	(100.3)
Purchases of patent and licensing rights	(1.9)	(1.4)
Proceeds from sale of property and equipment	0.1	1.7
Purchases of short-term investments	(85.8)	(295.3)
Proceeds from maturities of short-term investments	268.5	212.6
Proceeds from sale of short-term investments	24.1	61.8
Net cash used in investing activities of continuing operations	(52.5)	(120.9)
Net cash provided by investing activities of discontinued operations	2.7	0.4
Cash used in investing activities	(49.8)	(120.5)
Financing activities:
Payments on long-term debt borrowings, including finance lease obligations	(0.2)	(0.1)
Proceeds from issuance of common stock	39.2	29.3
Tax withholding on vested equity awards	(24.0)	(14.7)
Commitment fee on long-term incentive agreement	(0.5)	—
Cash provided by financing activities	14.5	14.5
Effects of foreign exchange changes on cash and cash equivalents	0.5	(0.1)
Net change in cash and cash equivalents	(60.7)	(117.9)
Cash and cash equivalents, beginning of period	448.8	500.5
Cash and cash equivalents, end of period	$388.1	$382.6
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Cree, Inc. (the Company) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. The Company's silicon carbide and GaN materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems.
In addition, the Company is an innovator of specialty lighting-class light emitting diode (LED) products. The Company's LEDs are targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays.
As discussed more fully below in Note 2, “Discontinued Operations,” on October 18, 2020, the Company entered into a definitive agreement to sell certain assets and subsidiaries comprising its former LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary (collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture).
As a result, the Company has classified the results and cash flows of the LED Products segment as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
The Company’s continuing operations consist of the Wolfspeed business, which includes silicon carbide and GaN materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. The Company’s materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. The Company’s materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at December 27, 2020, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 28, 2020 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020 (fiscal 2020). The results of operations for the three and six months ended December 27, 2020 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 27, 2021 (fiscal 2021). Additionally, the impact of the COVID-19 pandemic to the results of operations is uncertain.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
The Company revised income tax expense for the three and six months ended December 29, 2019 to correct the income tax provision calculation for the second quarter of fiscal 2020. The Company increased income tax expense for the three and six months ended December 29, 2019, resulting in a net increase to net loss of $1.5 million in each period. The Company will also revise the unaudited statements of operations for the three months ended March 29, 2020 in the unaudited interim consolidated financial statements to be filed in the Quarterly Report on Form 10-Q for the corresponding period in fiscal 2021 to decrease income tax expense by $1.5 million for the three months ended March 29, 2020, which will result in a net decrease to net loss of $1.5 million for the three months ended March 29, 2020. No revision will be required to the unaudited statement of operations for the nine months ended March 29, 2020 in the unaudited interim consolidated financial statements to be filed in the Quarterly Report on Form 10-Q for the corresponding period in fiscal 2021. The Company concluded these errors were not material individually or in the aggregate to any of the periods impacted.
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 outbreak as of December 27, 2020 and through the date of this Quarterly Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments, valuation allowances for tax assets and the ability to estimate an annual effective tax rate. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended December 27, 2020, the Company believes the full impact of the outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to its consolidated financial statements.
Segment Reporting
As a result of the pending LED Business Divestiture, the Company has determined that it operates a single reporting segment within continuing operations, Wolfspeed. Accordingly, the Chief Operating Decision Maker (CODM) allocates resources and assesses performance on a consolidated basis. The Company's identified CODM is the Chief Executive Officer.
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
The Company adopted this standard using the modified retrospective transition method on June 29, 2020, the first day of its 2021 fiscal year. Upon adoption, prior period balances were not adjusted and the Company determined no cumulative-effect adjustment to retained earnings as of June 29, 2020 was required.
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
In connection with the closing of the LED Business Divestiture, the Company and SMART will also enter into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which will assign to SMART certain intellectual property owned by the Company and its affiliates and license to SMART certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement, which is designed to ensure a smooth transition of the LED Business to SMART, (iii) a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which the Company will supply SMART with certain silicon carbide materials and fabrication services for four years, and (iv) a Real Estate License Agreement, which will allow SMART to use certain premises owned by the Company to conduct the LED Business for a period of up to 24 months after closing.
The completion of the LED Business Divestiture is subject to the satisfaction or waiver of a number of conditions set forth in the Purchase Agreement, including the receipt of governmental and regulatory consents and approvals and expiration of any mandatory waiting period related thereto, and other customary closing conditions. The Purchase Agreement provides for customary termination rights of the parties.
Because the LED Business Divestiture represents a strategic shift that will have a major effect on the Company’s operations and financial results, the Company has classified the results of the LED Business as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets conveying in the Purchase Agreement upon classification as discontinued operations in October 2020. Additionally, the related assets and liabilities associated with discontinued operations are classified as held for sale in the consolidated balance sheets. The assets and liabilities held for sale as of December 27, 2020 are classified as current in the consolidated balance sheet as the Company expects the transaction to close and proceeds to be collected within one year.

The following table presents the financial results of the LED Business as (loss) income from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Revenue, net	$105.2	$119.2	$206.3	$234.3
Cost of revenue, net	80.4	92.9	163.0	186.3
Gross profit	24.8	26.3	43.3	48.0
Operating expenses:
Research and development	8.0	8.6	16.4	17.1
Sales, general and administrative	9.0	7.8	16.9	16.4
Goodwill impairment	6.9	—	112.6	—
Impairment on assets held for sale	19.5	—	19.5	—
(Gain) loss on disposal or impairment of long-lived assets	(0.5)	—	(1.0)	0.2
Other operating expense	7.7	2.9	12.5	4.0
Operating (loss) income	(25.8)	7.0	(133.6)	10.3
Non-operating income	(0.1)	(0.1)	—	(0.1)
(Loss) income before income taxes	(25.7)	7.1	(133.6)	10.4
Income tax expense	2.7	3.2	3.6	5.0
Net (loss) income	(28.4)	3.9	(137.2)	5.4
Net income attributable to noncontrolling interest	0.3	0.3	0.6	0.3
Net (loss) income attributable to controlling interest	($28.7)	$3.6	($137.8)	$5.1
As of September 27, 2020, the Company determined it would more likely than not sell all or a portion of the assets comprising the LED Products segment below carrying value. As a result, the Company recorded an impairment to goodwill of $105.7 million.
As of December 27, 2020, the Company recorded an additional impairment to goodwill of $6.9 million and an impairment to assets held for sale associated with the pending LED Business Divestiture of $19.5 million.

The following table presents the assets and liabilities of the LED Business classified as discontinued operations:

(in millions of U.S. Dollars)	December 27, 2020	June 28, 2020
Assets
Short-term investments	$8.0	$12.0
Accounts receivable, net	48.1	41.6
Inventories	49.8	57.2
Prepaid expenses	0.4	0.1
Other current assets	4.7	5.1
Current assets of discontinued operations	111.0	116.0

Property and equipment, net	57.8	60.3
Goodwill	58.3	180.3
Intangible assets, net	22.7	22.7
Deferred tax assets	5.1	5.1
Other assets	1.9	1.7
Valuation allowance on held for sale assets	(19.5)	—
Long-term assets of discontinued operations (1)	126.3	270.1

Liabilities
Accounts payable and accrued expenses	34.2	31.0
Accrued contract liabilities	22.1	24.1
Income taxes payable	0.9	2.0
Other current liabilities	3.4	3.1
Current liabilities of discontinued operations	60.6	60.2

Other long-term liabilities	10.1	9.8
Long-term liabilities of discontinued operations (1)	10.1	9.8
(1) Long-term assets and liabilities of discontinued operations as of December 27, 2020 are classified as current on the consolidated balance sheet as the Company expects the transaction to close within twelve months of the balance sheet date.
Note 3 – Revenue Recognition
In accordance with FASB Accounting Standards Codification 606 "Revenue from Contracts with Customers" (ASC 606), the Company follows a five-step approach defined by the standard for recognizing revenue, consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue and price protection guarantees. Contract liabilities were $51.7 million as of December 27, 2020 and $47.9 million as of June 28, 2020. The increase was primarily due to increased reserve liabilities. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable.
For the three and six months ended December 27, 2020, the Company did not recognize any revenue that was included in contract liabilities as of June 28, 2020.
Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and six months ended December 27, 2020.

The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Six months ended
	December 27, 2020		December 29, 2019		December 27, 2020		December 29, 2019
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$25.0	19.7%	$28.7	23.8%	$53.9	22.2%	$56.3	22.7%
China	24.2	19.1%	14.4	11.9%	46.6	19.2%	33.9	13.6%
Europe	53.3	42.0%	45.8	37.9%	89.1	36.7%	90.8	36.6%
Other	24.5	19.2%	31.8	26.4%	52.9	21.9%	67.4	27.1%
Total	$127.0		$120.7		$242.5		$248.4

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
The Company's finance lease obligations primarily relate to manufacturing space in Malaysia and a 49-year ground lease on a future silicon carbide fabrication facility in New York.
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	December 27, 2020	June 28, 2020
Right-of-use asset (1)	$11.2	$12.3

Current lease liability (2)	4.9	4.8
Non-current lease liability (3)	6.5	7.5
Total operating lease liabilities	11.4	12.3

Finance Leases:
Finance lease assets (4)	$11.2	$15.4

Current portion of finance lease liabilities	0.4	3.6
Finance lease liabilities, less current portion	10.2	11.4
Total finance lease liabilities	10.6	15.0
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $1.4 million and $2.8 million for the three and six months ended December 27, 2020, respectively, and $1.2 million and $2.4 million for the three and six months ended December 29, 2019, respectively.
Short-term lease expense, variable lease expense and lease income were immaterial for the three and six months ended December 27, 2020 and December 29, 2019.

Finance lease amortization was $0.2 million and $0.4 million and interest expense was $0.1 million and $0.2 million for the three and six months ended December 27, 2020, respectively. Finance lease amortization and interest expense were less than $0.1 million for the three and six months ended December 29, 2019.
Cash Flows
Cash flow information consisted of the following:

	Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019
Cash used in operating activities:
Cash paid for operating leases	$2.7	$2.6
Cash paid for interest portion of financing leases (1)	0.1	—
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.2	0.1
Non-cash activities:
Operating lease additions due to adoption of ASC 842	—	11.0
Operating lease additions and modifications, net	1.4	4.8
Finance lease additions	—	3.3
Transfer of finance lease liability to accounts payable and accrued expenses (2)	4.2	—
(1) Less than $0.1 million for the six months ended December 29, 2019.
(2) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of December 27, 2020 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 27, 2021 (remainder of fiscal 2021)	$3.1	$0.3	$3.4
June 26, 2022	4.3	0.6	4.9
June 25, 2023	2.4	0.7	3.1
June 30, 2024	1.0	0.7	1.7
June 29, 2025	0.8	0.7	1.5
Thereafter	0.4	15.3	15.7
Total lease payments	12.0	18.3	30.3
Imputed lease interest	(0.6)	(7.7)	(8.3)
Total lease liabilities	$11.4	$10.6	$22.0
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	35	467
Weighted average discount rate (2)	3.28%	2.77%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 71 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.40%.

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	December 27, 2020	June 28, 2020
Billed trade receivables	$81.1	$71.5
Unbilled contract receivables	1.1	1.2
Royalties	0.5	0.4
	82.7	73.1
Allowance for bad debts	(0.7)	(0.7)
Accounts receivable, net	$82.0	$72.4
Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	December 27, 2020
Balance at beginning of period	$0.7
Current period provision change	—
Write-offs, net of recoveries	—
Balance at end of period	$0.7
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	December 27, 2020	June 28, 2020
Raw material	$43.5	$36.9
Work-in-progress	85.8	73.9
Finished goods	15.0	11.1
Inventories	$144.3	$121.9
In addition to inventory held by the Company associated with the Wolfspeed business, the Company holds inventory related to a future Wafer Supply Agreement to be entered into in connection with the LED Business Divestiture as well as unallocated inventoried costs consisting primarily of manufacturing employees’ stock-based compensation, profit sharing and quarterly or annual incentive compensation, matching contributions under the Company’s 401(k) plan, and acquisition related costs.

	December 27, 2020	June 28, 2020
Wolfspeed	$116.4	$97.3
Inventory related to future Wafer Supply Agreement	17.1	19.0
Unallocated inventories	10.8	5.6
Consolidated inventories	$144.3	$121.9

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	December 27, 2020	June 28, 2020
Accounts payable, trade	$85.1	$88.1
Accrued salaries and wages	54.1	42.3
Accrued expenses	124.1	55.3
Other	4.0	4.1
Accounts payable and accrued expenses	$267.3	$189.8
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Factory optimization restructuring	$1.3	$1.2	$2.9	$2.4
Severance and other restructuring	—	—	2.8	0.8
Total restructuring costs	1.3	1.2	5.7	3.2
Project, transformation and transaction costs	0.1	7.9	1.3	9.4
Factory optimization start-up costs	1.2	1.5	4.2	2.9
Non-restructuring related executive severance	—	0.3	—	1.5
Other operating expense	$2.6	$10.9	$11.2	$17.0
Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes, consisted of the following:

(in millions of U.S. Dollars)	December 27, 2020	June 28, 2020
Currency translation gain	$9.5	$9.5
Net unrealized gain on available-for-sale securities (1)	6.0	6.5
Accumulated other comprehensive income, net of taxes	$15.5	$16.0
(1) Amounts as of December 27, 2020 and June 28, 2020 include a $2.4 million loss related to tax on unrealized gain (loss) on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Income
Reclassifications out of accumulated other comprehensive income were $0.2 million for the three and six months ended December 27, 2020 and $0.1 million for the three and six months ended December 29, 2019. Amounts were reclassified to non-operating expense, net on the consolidated statements of operations.

Non-Operating (Income) Expense, net
The following table summarizes the components of non-operating (income) expense, net:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Foreign currency loss, net	($2.2)	($1.3)	($2.4)	($1.2)
Gain on sale of investments, net	(0.2)	(0.1)	(0.2)	(0.1)
Gain on equity investment, net	(10.4)	(6.4)	(7.0)	(9.9)
Interest income	(2.2)	(4.7)	(4.9)	(10.2)
Interest expense, net of capitalized interest	11.9	7.7	25.0	15.1
Other, net	—	(0.2)	0.3	(0.3)
Non-operating (income) expense, net	($3.1)	($5.0)	$10.8	($6.6)
The change in gain on equity investment, net is due to fluctuations in the Lextar Electronics Corporation (Lextar) stock price.
Statements of Cash Flows - non-cash activities

	Six months ended
	December 27, 2020	December 29, 2019
Lease asset and liability additions (1)	$1.2	$14.3
Lease asset and liability modifications, net	0.2	4.8
Transfer of finance lease liability to accounts payable and accrued expenses (2)	4.2	—
(1) $11.0 million of the lease asset and liability additions for the six months ended December 29, 2019 relates to the increase of right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 4, "Leases", for further information.
(2) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
Accrued property and equipment as of December 27, 2020 and December 29, 2019 was $145.0 million and $6.2 million, respectively.

Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in Lextar.

Short-term investments as of December 27, 2020 and June 28, 2020 consisted of the following:

	December 27, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Credit Loss Allowance (2)	Estimated Fair Value
Municipal bonds	$126.5	$2.3	$—	$—	$128.8
Corporate bonds	398.9	5.7	—	—	404.6
U.S. agency securities	12.0	—	—	—	12.0
U.S. treasury securities	23.3	0.4	—	—	23.7
Certificates of deposit	7.7	—	—	—	7.7
Variable rate demand note	2.1	—	—	—	2.1
Commercial paper	1.7	—	—	—	1.7
Total short-term investments	$572.2	$8.4	$—	$—	$580.6

		June 28, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Municipal bonds		$130.0	$2.0	$—	$132.0
Corporate bonds		473.8	6.3	—	480.1
U.S. agency securities		29.1	—	—	29.1
U.S. treasury securities		52.3	0.6	—	52.9
Certificates of deposit		83.3	—	—	83.3
Variable rate demand note		2.5	—	—	2.5
Commercial paper		11.0	—	—	11.0
Total short-term investments		$782.0	$8.9	$—	$790.9
(1) The Company had an unrealized loss of less than $0.1 million as of December 27, 2020 and June 28, 2020.
(2) Credit loss allowance is applicable beginning in the first quarter of fiscal 2021 due to adoption of ASU 2016-13, which replaced the Company's other than temporary impairment analysis with an expected credit losses model.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $3.8 million and $4.3 million as of December 27, 2020 and June 28, 2020, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write offs of noncollectable interest income are recorded as a reversal to interest income. There were no write offs of noncollectable interest income for each of the three and six month periods ended December 27, 2020 and December 29, 2019.

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	December 27, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss (1)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1.0	$—	$—	$—	$1.0	$—
Corporate bonds	7.0	—	—	—	7.0	—
U.S. agency securities	2.0	—	—	—	2.0	—
U.S. treasury securities	2.0	—	—	—	2.0	—
Total	$12.0	$—	$—	$—	$12.0	$—
Number of securities with an unrealized loss		10		—		10

	June 28, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss (1)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14.3	$—	$—	$—	$14.3	$—
Corporate bonds	29.1	—	—	—	29.1	—
U.S. agency securities	8.6	—	—	—	8.6	—
U.S. treasury securities	13.8	—	—	—	13.8	—
Total	$65.8	$—	$—	$—	$65.8	$—
Number of securities with an unrealized loss		46		—		46
(1) Securities with an unrealized loss of less than 12 months for the periods as of December 27, 2020 and June 28, 2020 have an unrealized loss value of less than $0.1 million, individually and in the aggregate.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains of $0.2 million for the three and six months ended December 27, 2020 and $0.1 million for the three and six months ended December 29, 2019 are included in non-operating expense in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of December 27, 2020 until the investments fully recover in market value. None of the investments with an unrealized loss as of December 27, 2020 had credit downgrades in the current period. No allowance for credit losses was recorded as of December 27, 2020.

The contractual maturities of short-term investments as of December 27, 2020 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$23.7	$105.1	$—	$—	$128.8
Corporate bonds	156.6	248.0	—	—	404.6
U.S. agency securities	3.0	9.0	—	—	12.0
U.S. treasury securities	10.6	13.1	—	—	23.7
Certificates of deposit	7.7	—	—	—	7.7
Variable rate demand note	—	—	—	2.1	2.1
Commercial paper	1.7	—	—	—	1.7
Total short-term investments	$203.3	$375.2	$—	$2.1	$580.6

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of December 27, 2020 and June 28, 2020, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 27, 2020 and June 28, 2020.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	December 27, 2020				June 28, 2020
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$135.6	$—	$—	$135.6	$199.9	$—	$—	$199.9
U.S. agency securities	—	14.5	—	14.5	—	19.6	—	19.6
U.S. treasury securities	51.5	—	—	51.5	19.0	—	—	19.0
Certificates of deposit	—	—	—	—	—	54.3	—	54.3
Commercial paper	—	19.2	—	19.2	—	11.1	—	11.1
Total cash equivalents	187.1	33.7	—	220.8	218.9	85.0	—	303.9
Short-term investments:
Municipal bonds	—	128.8	—	128.8	—	132.0	—	132.0
Corporate bonds	—	404.6	—	404.6	—	480.1	—	480.1
U.S. agency securities	—	12.0	—	12.0	—	29.1	—	29.1
U.S. treasury securities	23.7	—	—	23.7	52.9	—	—	52.9
Certificates of deposit	—	7.7	—	7.7	—	83.3	—	83.3
Commercial paper	—	1.7	—	1.7	—	11.0	—	11.0
Variable rate demand note	—	2.1	—	2.1	—	2.5	—	2.5
Total short-term investments	23.7	556.9	—	580.6	52.9	738.0	—	790.9
Other long-term investments:
Common stock of non-U.S. corporations	—	66.1	—	66.1	—	55.9	—	55.9
Total assets	$210.8	$656.7	$—	$867.5	$271.8	$878.9	$—	$1,150.7

Note 8 – Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill during the six months ended December 27, 2020:

(in millions of U.S. Dollars)	Total
Balance at June 28, 2020	$349.7
Transfer in connection with LED Business Divestiture (1)	9.5
Balance at December 27, 2020	$359.2
(1) In the second quarter of fiscal 2021, the Company determined that as part of its goodwill impairment analysis on held for sale assets related to the pending LED Business Divestiture, it was necessary to transfer a portion of goodwill from the former LED Products segment, now classified as discontinued operations, to goodwill associated with continuing operations.

Intangible Assets, net
The following table presents the components of intangible assets, net:

	December 27, 2020			June 28, 2020
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($22.0)	$74.8	$96.8	($19.0)	$77.8
Developed technology	68.0	(25.5)	42.5	68.0	(22.8)	45.2
Non-compete agreements	12.2	(8.6)	3.6	12.2	(7.1)	5.1
Acquisition related intangible assets	177.0	(56.1)	120.9	177.0	(48.9)	128.1
Patent and licensing rights	69.7	(41.7)	28.0	69.3	(40.5)	28.8
Total intangible assets	$246.7	($97.8)	$148.9	$246.3	($89.4)	$156.9
Total amortization of acquisition-related intangibles assets was $3.6 million and $7.2 million for the three and six months ended December 27, 2020 and $3.6 million and $7.2 million for the three and six months ended December 29, 2019.
Total amortization of patents and licensing rights was $1.4 million and $2.6 million for the three and six months ended December 27, 2020 and $1.2 million and $2.4 million for the three and six months ended December 29, 2019.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 27, 2021	$7.2	$2.6	$9.8
June 26, 2022	13.5	4.6	18.1
June 25, 2023	11.0	3.9	14.9
June 30, 2024	10.4	3.3	13.7
June 29, 2025	10.4	2.5	12.9
Thereafter	68.4	11.1	79.5
Total future amortization expense	$120.9	$28.0	$148.9

Note 9 – Long-term Debt
Revolving Line of Credit
As of December 27, 2020, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of December 27, 2020, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three and six months ended December 27, 2020, the average interest rate was 0.00%. As of December 27, 2020, the unused line fee on available borrowings is 25 basis points.
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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	December 27, 2020	June 28, 2020
Principal	$999.8	$999.8
Unamortized discount and issuance costs	(196.3)	(216.0)
Net carrying amount	$803.5	$783.8
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	December 27, 2020	June 28, 2020
Discount related to value of conversion option	$262.3	$262.3
Partial extinguishment of 2023 Notes	(27.7)	(27.7)
Debt issuance costs	(6.3)	(6.3)
Net carrying amount	$228.3	$228.3
The interest expense, net recognized related to the Notes is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Interest expense, net of capitalized interest	$2.8	$1.2	$6.0	$2.5
Amortization of discount and issuance costs, net of capitalized interest	8.7	5.8	18.1	11.4
Total interest expense, net	$11.5	$7.0	$24.1	$13.9

The Company capitalizes interest related to the Notes in connection with the building of a new silicon carbide fabrication facility in New York. For the three and six months ended December 27, 2020, the Company capitalized $0.6 million and $0.8 million of interest expense, respectively, and $1.3 million and $1.7 million of amortization of discount and issuance costs, respectively. No interest expense was capitalized for the three and six months ended December 29, 2019.
The estimated fair value of the Notes is $2,053.8 million as of December 27, 2020, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars, except share data)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net loss from continuing operations	($54.3)	($57.9)	($129.6)	($97.2)

Net (loss) income from discontinued operations	(28.4)	3.9	(137.2)	5.4
Net income from discontinued operations attributable to noncontrolling interest	0.3	0.3	0.6	0.3
Net (loss) income from discontinued operations attributable to controlling interest	(28.7)	3.6	(137.8)	5.1

Weighted average shares - basic and diluted (in thousands)	110,688	107,925	110,297	107,519

Loss per share - basic and diluted:
Continuing operations	($0.49)	($0.54)	($1.18)	($0.90)
Discontinued operations attributable to controlling interest	($0.26)	$0.03	($1.25)	$0.05
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the three and six months ended December 27, 2020, 3.5 million and 3.9 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended December 29, 2019, 5.2 million and 5.5 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
In addition, future earnings per share of the Company are also subject to dilution from conversion of its Notes under certain conditions as described in Note 9, “Long-term Debt.”

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
Stock Option Awards
A summary of stock option awards outstanding as of December 27, 2020 and changes during the six months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 28, 2020	983	$37.88
Granted	—	$—
Exercised	(738)	$40.65
Forfeited or expired	(10)	$64.51
Outstanding at December 27, 2020	235	$27.94
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of December 27, 2020 and changes during the six months then ended is as follows:

(awards and units in thousands)	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2020	2,932	$43.89
Granted	1,021	$66.81
Vested	(1,118)	$37.56
Forfeited	(137)	$41.39
Nonvested at December 27, 2020	2,698	$55.50
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Cost of revenue, net	$3.7	$2.4	$7.1	$4.4
Research and development	2.2	2.0	4.6	4.1
Sales, general and administrative	7.8	7.2	15.7	18.6
Total stock-based compensation expense	$13.7	$11.6	$27.4	$27.1
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
The Company did not record an income tax benefit related to the goodwill impairment expenses described in Note 2, “Discontinued Operations,” as the impairment is non-deductible for income tax purposes.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets, as of the six months ended December 27, 2020.
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
As of June 28, 2020, the Company's liability for unrecognized tax benefits was $7.4 million. During the six months ended December 27, 2020, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of December 27, 2020 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
Note 14 - Restructuring
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
The Company expects approximately $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three and six months ended December 27, 2020, the Company expensed $0.9 million and $3.1 million of restructuring charges associated with the movement of equipment related to the factory optimization plan, respectively, of which $0.1 million is accrued for as of December 27, 2020. Additionally, the Company expensed $0.4 million and $0.8 million of restructuring charges associated with disposals of certain long-lived assets for the three and six months ended December 27, 2020.
For the three and six months ended December 29, 2019, the Company expensed and paid $1.2 million and $2.4 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan.
Corporate Restructuring

In September 2020, the Company realigned certain resources to further focus on areas vital to our growth while driving efficiencies. As a result, the Company recorded $0.0 million and $2.8 million in severance-related costs during the three and six months ended December 27, 2020. The plan has concluded and all expenses have been paid as of December 27, 2020.
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.0 million and $0.8 million in contract termination costs during the three and six months ended December 29, 2019. The plan has concluded and all expenses have paid as of December 27, 2020.

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

Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride (GaN) materials, and devices for power and radio-frequency (RF) applications. Our silicon carbide and gallium nitride materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems.
In addition, we are an innovator of specialty lighting-class light emitting diode (LED) products. Our LEDs are targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays.
As discussed more fully in "Business Outlook", on October 18, 2020, we entered into a definitive agreement to sell certain assets and subsidiaries comprising our former LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary (collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture). We will retain certain assets used in and pre-closing liabilities associated with the LED Products segment. Following the LED Business Divestiture, we will operate solely through our Wolfspeed business.
The LED Business Divestiture represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the LED Products segment as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.
Our continuing operations consist of the Wolfspeed business, which includes silicon carbide and GaN materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
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
•Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development, production equipment and production facilities. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power, RF and LED markets we serve. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.
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
Overview of the six months ended December 27, 2020
The following is a summary of our financial results for the six months ended December 27, 2020:
•Revenue decreased to $242.5 million for the six months ended December 27, 2020 from $248.4 million for the six months ended December 29, 2019.
•Gross profit decreased to $76.8 million for the six months ended December 27, 2020 from $88.1 million for the six months ended December 29, 2019. Gross margin was 31.7% for the six months ended December 27, 2020 and 35.5% for the six months ended December 29, 2019.

•Operating loss was $119.8 million for the six months ended December 27, 2020 compared to $105.6 million for the six months ended December 29, 2019.
•Diluted loss per share from continuing operations was $1.18 for the six months ended December 27, 2020 compared to $0.90 for the six months ended December 29, 2019.
•Combined cash, cash equivalents and short-term investments was $968.7 million at December 27, 2020 and $1,239.7 million at June 28, 2020.
•Cash used in operating activities from continuing operations was $32.1 million for the six months ended December 27, 2020 compared to $39.6 million for the six months ended December 29, 2019.
•Purchases of property and equipment were $257.5 million for the six months ended December 27, 2020 compared to $100.3 million for the six months ended December 29, 2019.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our planned construction of a state-of-the-art, automated 200mm silicon carbide fabrication facility and a large materials factory to expand our silicon carbide capacity, each of which was announced in May 2019. In September 2019, we announced our intention to build the new fabrication facility in Marcy, New York to complement the factory expansion already underway at our U.S. campus headquarters in Durham, North Carolina. Construction on the new fabrication facility commenced in the fourth quarter of fiscal 2020.
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
We are focused on investing in our Wolfspeed business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules, and GaN and silicon RF devices. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing process, we believe we are in a position to improve yield levels to support our future growth, particularly as we transition to our new fabrication facility in Marcy, New York.
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

Results of Operations
Selected consolidated statements of operations data for the three and six months ended December 27, 2020 and December 29, 2019 is as follows:

	Three months ended				Six months ended
	December 27, 2020		December 29, 2019		December 27, 2020		December 29, 2019
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$127.0	100.0%	$120.7	100.0%	$242.5	100.0%	$248.4	100.0%
Cost of revenue, net	85.7	67.5	85.1	70.5	165.7	68.3	160.3	64.5
Gross profit	41.3	32.5	35.6	29.5	76.8	31.7	88.1	35.5
Research and development	45.5	35.8	38.7	32.1	86.7	35.8	73.9	29.8
Sales, general and administrative	46.8	36.9	45.0	37.3	90.8	37.4	94.0	37.8
Amortization or impairment of acquisition-related intangibles	3.6	2.8	3.6	3.0	7.2	3.0	7.2	2.9
Loss on disposal or impairment of other assets	0.4	0.3	0.8	0.7	0.7	0.3	1.6	0.6
Other operating expense	2.6	2.0	10.9	9.0	11.2	4.6	17.0	6.8
Operating loss	(57.6)	(45.4)	(63.4)	(52.5)	(119.8)	(49.4)	(105.6)	(42.5)
Non-operating (income) expense, net	(3.1)	(2.4)	(5.0)	(4.1)	10.8	4.5	(6.6)	(2.7)
Loss before income taxes	(54.5)	(42.9)	(58.4)	(48.4)	(130.6)	(53.9)	(99.0)	(39.9)
Income tax benefit	(0.2)	(0.2)	(0.5)	(0.4)	(1.0)	(0.4)	(1.8)	(0.7)
Net loss from continuing operations	($54.3)	(42.8)	($57.9)	(48.0)	($129.6)	(53.4)	($97.2)	(39.1)
Net (loss) income from discontinued operations	(28.4)	(22.4)	3.9	3.2	(137.2)	(56.6)	5.4	2.2
Net loss	(82.7)	(65.1)	(54.0)	(44.7)	(266.8)	(110.0)	(91.8)	(37.0)
Net income from discontinued operations attributable to noncontrolling interest	0.3	0.2	0.3	0.2	0.6	0.2	0.3	0.1
Net loss attributable to controlling interest	($83.0)	(65.4)	($54.3)	(45.0)	($267.4)	(110.3)	($92.1)	(37.1)

Basic and diluted loss per share
Continuing operations	($0.49)		($0.54)		($1.18)		($0.90)
Net loss attributable to controlling interest	($0.75)		($0.50)		($2.42)		($0.86)

Revenue

Revenue was comprised of the following:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Revenue	$127.0	$120.7	$6.3	5%	$242.5	$248.4	($5.9)	(2)%
Revenue
Revenue for the three months ended December 27, 2020 compared to the three months ended December 29, 2019 increased due to increases in the demand for power and RF devices.
Revenue for the six months ended December 27, 2020 compared to the six months ended December 29, 2019 decreased due to supply and demand factors relating to the COVID-19 pandemic and lower RF demand in China offset by increased demand and production capacity for our power applications.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Gross profit	$41.3	$35.6	$5.7	16%	$76.8	$88.1	($11.3)	(13)%
Gross margin	32.5%	29.5%			31.7%	35.5%

Gross Profit and Gross Margin
The increase in gross profit and gross margin for the three months ended December 27, 2020 compared to the three months ended December 29, 2019 are primarily due to increased revenues in the current period and the impact of higher inventory reserves related to product originally manufactured for Huawei Technologies Co., Ltd. and its affiliates (collectively, "Huawei") in the prior period that the Company was prevented from selling to Huawei, partially offset by unfavorable product mix shift.
The decrease in gross profit and gross margin for the six months ended December 27, 2020 compared to the six months ended December 29, 2019 are primarily due unfavorable product mix shift, partially offset by the impact of higher inventory reserves related to product originally manufactured for Huawei in the prior period that the Company was prevented from selling to Huawei.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development costs also include developing supporting technologies for our planned expansion to a new silicon carbide fabrication facility in Marcy, New York.
Research and development expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Research and development	$45.5	$38.7	$6.8	18%	$86.7	$73.9	$12.8	17%
Percent of revenue	36%	32%			36%	30%
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
Sales, general and administrative expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Sales, general and administrative	$46.8	$45.0	$1.8	4%	$90.8	$94.0	($3.2)	(3)%
Percent of revenue	37%	37%			37%	38%
The increase in sales, general and administrative expenses for the three months ended December 27, 2020 compared to December 29, 2019 was primarily due to higher professional service fees and increased information technology costs.
The decrease in sales, general and administrative expenses for the six months ended December 27, 2020 compared to December 29, 2019 was primarily due decreases in stock-based compensation expense, in part due to the impact of modifications to existing equity awards in the prior period. Additionally, our travel costs decreased as a result of the COVID-19 pandemic.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Customer relationships	$1.6	$1.6	$—	—%	$3.1	$3.1	$—	—%
Developed technology	1.2	1.2	—	—%	2.6	2.6	—	—%
Non-compete agreements	0.8	0.8	—	—%	1.5	1.5	—	—%
Total amortization	$3.6	$3.6	$—	—%	$7.2	$7.2	$—	—%
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Loss on disposal or impairment of other assets	$0.4	$0.8	($0.4)	(50)%	$0.7	$1.6	($0.9)	(56)%
Loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.

Other Operating Expense
Other operating expense was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Factory optimization restructuring	$1.3	$1.2	$0.1	8%	$2.9	$2.4	$0.5	21%
Severance and other restructuring	—	—	—	—%	2.8	0.8	2.0	250%
Total restructuring costs	1.3	1.2	0.1	8%	5.7	3.2	2.5	78%
Project, transformation and transaction costs	0.1	7.9	(7.8)	(99)%	1.3	9.4	(8.1)	(86)%
Factory optimization start-up costs	1.2	1.5	(0.3)	(20)%	4.2	2.9	1.3	45%
Non-restructuring related executive severance	—	0.3	(0.3)	(100)%	—	1.5	(1.5)	(100)%
Other operating expense	$2.6	$10.9	($8.3)	(76)%	$11.2	$17.0	($5.8)	(34)%
Factory optimization restructuring costs relate to facility consolidations as well as disposals on certain long-lived assets. Severance and other restructuring costs relate to corporate restructuring plans. See Note 14, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our restructuring costs.
Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes and upgrading our enterprise resource planning (ERP) system to support our expected future growth.
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts, which began in the fourth quarter of fiscal 2019. These efforts are focused on expanding our production footprint to support expected growth in the Wolfspeed business.
The decreases in other operating expense was primarily due to decreased project and transaction costs, driven by higher continuing operations project and transaction activity in the prior period.

Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Gain on sale of investments, net	($0.2)	($0.1)	($0.1)	100%	($0.2)	($0.1)	($0.1)	100%
Gain on equity investment, net	($10.4)	($6.4)	($4.0)	63%	($7.0)	($9.9)	$2.9	(29)%
Foreign currency loss, net	(2.2)	(1.3)	(0.9)	69%	(2.4)	(1.2)	(1.2)	100%
Interest income	(2.2)	(4.7)	2.5	(53)%	(4.9)	(10.2)	5.3	(52)%
Interest expense, net of capitalized interest	11.9	7.7	4.2	(55)%	25.0	15.1	9.9	(66)%
Other, net	—	(0.2)	0.2	(100)%	0.3	(0.3)	0.6	(200)%
Non-operating (income) expense, net	($3.1)	($5.0)	$1.9	(38)%	$10.8	($6.6)	$17.4	(264)%
Gain on equity investment, net. The gain on equity investment for the three and six months ended December 27, 2020 was due to changes in fair value of our Lextar Electronics Corporation (Lextar) investment. During the six months ended December 27, 2020, Lextar’s stock was publicly traded on the Taiwan Stock Exchange and its share price decreased from 19.90 New Taiwanese Dollars (TWD) per share at June 28, 2020 to 18.70 TWD at September 27, 2020 before increasing to 22.25 TWD at December 27, 2020.

The gain on equity investment for the three and six months ended December 29, 2019 was due to Lextar’s share price increasing from 14.75 TWD per share at June 30, 2019 to 16.05 TWD at September 29, 2019 and to 18.40 TWD at December 29, 2019.
This volatile stock price trend may continue in the future given the risks inherent in Lextar’s business and trends affecting the Taiwan and global equity markets. As of December, 27, 2020, we had a 16% common stock ownership interest in Lextar and utilize the fair value option in accounting for the ownership interest. In June 2020, Lextar announced a plan to restructure under a holding company with EPISTAR Corporation (EPISTAR) via a share swap. Effective January 6, 2021, we received 0.275 shares of common stock of the holding company named ENNOSTAR Inc. (ENNOSTAR) for each of our shares of Lextar common stock, representing in the aggregate an approximately 3.3% common stock ownership interest in ENNOSTAR. The shares of ENNOSTAR are listed on the Taiwan Stock Exchange. Any future stock price changes will be recorded as further gains or losses on equity investment based on the increase or decrease, respectively, in the fair value of the investment during the applicable fiscal period. Further losses could have a material adverse effect on our results of operations.
Foreign currency loss, net. Foreign currency loss, net, primarily consists of remeasurement adjustments resulting from our Lextar investment and from our international subsidiaries.
Interest income. The decrease in interest income was due to significant reductions in investment returns on our short-term investment securities.
Interest expense, net of capitalized interest. The increase in interest expense was primarily due to the addition of our 1.75% convertible senior notes due May 1, 2026 (2026 Notes), which were sold on April 21, 2020, partially offset by the partial repurchase of our 0.875% convertible senior notes due September 1, 2023 (2023 Notes) soon after the sale of the 2026 Notes.

Income tax benefit
Income tax benefit and our effective tax rate was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 29, 2019	Change		December 27, 2020	December 29, 2019	Change
Income tax benefit	($0.2)	($0.5)	$0.3	(60)%	($1.0)	($1.8)	$0.8	(44)%
Effective tax rate	—%	1%			1%	2%
The change in our effective tax rate for the three and six months ended December 27, 2020 remained steady due to relatively consistent year-to-date income in jurisdictions where we do not recognize a full valuation allowance.
In general, the variation between our effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income for the full year derived from international locations with differing tax rates than the U.S., and (iii) projected tax credits generated.
Net (loss) income from discontinued operations
As discussed above, we have classified the results of our former LED Products segment as discontinued operations in our consolidated statements of operations for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the LED Products business upon classification as discontinued operations in October 2020.
Net loss from discontinued operations was $28.4 million and $137.2 million for the three and six months ended December 27, 2020, respectively. Net income from discontinued operations was $3.9 million and $5.4 million for the three and six months ended December 29, 2019.

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
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we have continued to make such evaluations. For example, we recently entered into a definitive agreement with SMART regarding the LED Business Divestiture, which, when completed, will provide us with $50 million in upfront payments, a $125 million unsecured promissory note due in August 2023 and the potential of up to $125 million in contingent consideration. We may also access capital markets through the issuance of debt or additional shares of common stock, which we may use in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities or general corporate purposes.
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
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from continuing operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.

The following table presents the components of our cash conversion cycle:

	Three months ended
	December 27, 2020	June 28, 2020	Change
Days of sales outstanding (a)	49	53	(4)
Days of supply in inventory (b)	134	117	17
Days in accounts payable (c)	(115)	(115)	—
Cash conversion cycle	68	55	13
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
b)Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net for the quarter then ended. DSI is calculated by dividing ending inventory (excluding inventory related to a future Wafer Supply and Fabrication Services Agreement to be entered into in connection with the LED Business Divestiture (the "Wafer Supply Agreement")) by average cost of revenue, net per day for the respective 90-day period.
c)Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. Due to the significant amount of capital expenditures associated with our future silicon carbide fabrication facility in New York, we exclude accounts payable related to capital expenditures in connection with the facility. DPO is calculated by dividing ending accounts payable and accrued expenses (less accrued salaries and wages and accounts payable balances related to our future silicon carbide fabrication facility in New York) by the average cost of revenue, net per day for the respective 90-day period.
The increase in our cash conversion cycle was primarily driven by increased inventory balances as we expand production.
As of December 27, 2020, we had unrealized losses on our short-term investments of less than $0.1 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 27, 2020 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or negative market conditions surrounding the COVID-19 outbreak. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of December 27, 2020 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 27, 2020.

Cash Flows
In summary, our cash flows were as follows:

	Six months ended
	December 27, 2020	December 29, 2019	Change
Cash used in operating activities	($25.9)	($11.8)	($14.1)	119%
Cash used in investing activities	(49.8)	(120.5)	70.7	59%
Cash provided by financing activities	14.5	14.5	—	—%
Effect of foreign exchange changes	0.5	(0.1)	0.6	(600)%
Net change in cash and cash equivalents	($60.7)	($117.9)	$57.2	(49)%
Cash Flows from Operating Activities
Net cash used in operating activities increased primarily due to decreased working capital in the current period.
Total cash provided by operating activities includes $6.2 million and $27.8 million of cash provided by operating activities from discontinued operations for the six months ended December 27, 2020 and December 29, 2019.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights.
Cash used in investing activities decreased primarily due to increased net proceeds from short-term investments of $227.7 million partially offset by an increase in property and equipment purchases of $157.2 million.

For fiscal 2021, we target approximately $550.0 million of net capital investment, which is primarily related to capacity and infrastructure projects to support our Wolfspeed business longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on the construction of our new silicon carbide fabrication facility in New York and is net of expected reimbursements from Empire State Development under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 13, "Commitments and Contingencies," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Total cash used in investing activities includes $2.7 million and $0.4 million of cash provided by investing activities from discontinued operations for the six months ended December 27, 2020 and December 29, 2019.
Cash Flows from Financing Activities
For the six months ended December 27, 2020, our financing activities primarily consisted of net proceeds of $15.2 million from issuances of common stock pursuant to the exercise of employee stock options.
For the six months ended December 29, 2019, our financing activities consisted of net proceeds of $14.6 million from issuances of common stock pursuant to the exercise of employee stock options.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 27, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Allowance for Doubtful Accounts (updated for fiscal 2021 due to ASC 326 Adoption)
Receivables are evaluated for expected credit losses on a collective (pool) basis and aggregated on the basis of similar risk characteristics, including customers' financial strength, credit standing, payment history and historical defaults, as well as geographical and industry conditions. Pooling criteria is evaluated each period to ensure the risk profile for each pool is consistent with the prior period. If a receivable does not fit into a defined risk pool, it is evaluated for expected credit losses on an individual basis.
Each risk pool is assigned an expected credit loss rate (if any), which is calculated by considering historical write offs, current market conditions, forecast data and other qualitative data. Expected credit losses are recorded each period by applying the expected credit loss rates to the total balance of each defined risk pool.
For information on our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2020.

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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk categories:
–Risks related to the effects of COVID-19 and other potential future public health crises, pandemics or similar events
–Risks related to sales, product development and manufacturing
–Risks related to our global operations
–Risks associated with our strategic transactions
–Risks associated with cybersecurity, intellectual property and litigation
–Risks related to legal, regulatory, accounting, tax and compliance matters
–General risk factors
Risks related to the effects of COVID-19 and other potential future public health crises, pandemics or similar events.
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
Risks related to sales, product development and manufacturing
Our operating results are substantially dependent on the acceptance of new products.

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
•our ability to effectively transfer increasingly complex products and technology from development to manufacturing, including the transition to 200mm substrates;
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
While we intend to continue to focus on managing our costs and expenses, we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. For example, we continue converting our remaining Wolfspeed power production from 100mm to 150mm substrates. If we are unable to complete this transition in a timely or cost-effective manner, our results could be negatively impacted. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs.
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
•issues in installing and qualifying new equipment and ramping production with 200mm silicon carbide;
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
In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in providing a more cost-effective manufacturing process. We continue converting our remaining Wolfspeed power production from 100mm to 150mm substrates, as well as continue to prepare for production using 200mm substrates. If we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted.

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
We receive a significant amount of our revenue from a limited number of customers and distributors, two of which represented more than 10% of our consolidated revenue from continuing operations in fiscal 2020. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Risks related to our global operations
Global economic conditions could materially adversely impact demand for our products and services.
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
Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. For example, on May 15, 2019, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce added Huawei to the “Entity List” maintained by the U.S. Department of Commerce, which imposes limitations on the supply of certain United States items and product support to Huawei. To comply with the Entity List restrictions, we suspended shipments of all products to Huawei and cannot predict when we will be able to resume such shipments, which has reduced our revenue and profit in at least the near term and increased our inventories of product intended for Huawei. If the U.S. Government maintains the restrictions on Huawei or imposes restrictions on sales to other foreign customers, as it did in October 2019 with the addition of 28 new companies to the Entity List and has continued to do so through several Entity Listings and other sanctions since then, it will reduce company revenue and profit related to those customers at least in the short term and could have a potential longer-term impact. In the second quarter of fiscal 2020, we recorded an $8.3 million reserve on inventory manufactured for Huawei. Additionally, like many global manufacturers, we continue to evaluate and address the short-term and potential long-term impact of the recent change to the United States foreign direct product rule, military end-use restrictions, changes in export licensing policies, and tariffs imposed on Chinese goods and any corresponding Chinese regulations or tariffs in response. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and, in the extreme case, we could be suspended or debarred from government contracts or have our export privileges suspended, which could have a material adverse effect on our business.
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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the Biden administration and Democratic control of Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. For example, President-elect Biden has suggested the reversal or modification of some portions of the Tax Cuts and Jobs Act of 2017 (“TCJA”) and certain of these proposals, if enacted, could result in a higher U.S. corporate income tax rate than is currently in effect. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.

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
Risks associated with our strategic transactions
We are subject to a number of risks associated with the sale of our LED Products segment, and these risks could adversely impact our operations, financial condition and business.
On October 18, 2020, we executed an Asset Purchase Agreement (the Purchase Agreement) with SMART with respect to the LED Business Divestiture. We are subject to a number of risks associated with this transaction, including risks associated with:
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
•the restrictions on and obligations with respect to our business set forth in the Purchase Agreement and, following closing, the transition services agreement and the Wafer Supply Agreement, in each case between us and SMART;
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
On May 13, 2019, we closed the sale of our former Lighting Products business unit to IDEAL Industries, Inc. (IDEAL). We are subject to a number of risks associated with this transaction, including risks associated with:
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, in the fourth quarter of fiscal 2019, we completed the sale of our Lighting Products business unit to IDEAL and in the second quarter of fiscal 2021 we entered into the Purchase Agreement with SMART with respect to the LED Business Divestiture. If we choose to enter into such transactions, we face certain risks including:
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
From time to time, we have also made investments in public and private companies that engage in complementary businesses. For example, during fiscal 2015 we made an investment in Lextar, previously a publicly traded company based in Taiwan. An investment in another company is subject to the risks inherent in the business of that company and to trends affecting the equity markets as a whole. Investments in publicly held companies are subject to market risks and, like our investment in Lextar, may not be liquidated easily. As a result, we may not be able to reduce the size of our position or liquidate our investments when we deem appropriate to limit our downside risk. Should the value of any such investments we hold decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations. For example, the value of our Lextar investment declined from the date of our investment in December 2014 through the end of the second quarter of fiscal 2021 with variability between quarters, and may continue to decline in the future.
Risks associated with cybersecurity, intellectual property and litigation
We may be subject to confidential information theft or misuse, which could harm our business and results of operations.
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
Risks related to legal, regulatory, accounting, tax and compliance matters
We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.
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
We review goodwill for impairment whenever events or circumstances indicate potential impairment. In the first quarter of fiscal 2021, we determined we would more likely than not sell all or a portion of the assets comprising the LED Products segment below carrying value. As a result of this triggering event, we recorded an impairment to goodwill of $105.7 million as of September 27, 2020. Additionally, in the second quarter of fiscal 2021, we recorded an additional impairment to goodwill of $6.9 million.
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
•potential changes in tax laws proposed by the incoming Biden administration and Democratic controlled Congress or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the TCJA and the Coronavirus Aid, Relief and Economic Security Act of 2020;
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
General risk factors
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $29.15 to a high of $104.83 during the twelve months ended December 27, 2020. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
As of December 27, 2020, our indebtedness consisted of $424.8 million aggregate principal amount of our 2023 Notes and $575.0 million aggregate principal amount of our 2026 Notes (collectively with the 2023 Notes, the Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc.		10-Q	2.1	10/29/2020
10.1	2020 Employee Stock Purchase Plan effective November 1, 2020		8-K	10.1	10/26/2020
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Cree Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2020 formatted in Inline XBRL (included in Exhibit 101)	X

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

January 28, 2021

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)