Form 10-Q
period 2021-03-28
CREE, INC.
filed 2021-04-29
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 23, 2021, was 115,470,771.

CREE, INC.
FORM 10-Q
For the Quarterly Period Ended March 28, 2021

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CREE, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	March 28, 2021	June 28, 2020
Assets
Current assets:
Cash and cash equivalents	$531.6	$448.8
Short-term investments	761.7	790.9
Total cash, cash equivalents and short-term investments	1,293.3	1,239.7
Accounts receivable, net	84.1	72.4
Inventories	147.5	121.9
Income taxes receivable	9.1	6.6
Prepaid expenses	23.8	26.2
Other current assets	38.5	8.7
Current assets held for sale	2.0	1.3
Current assets of discontinued operations	—	116.0
Total current assets	1,598.3	1,592.8
Property and equipment, net	1,165.1	770.8
Goodwill	359.2	349.7
Intangible assets, net	144.6	156.9
Long-term receivables	137.8	—
Other long-term investments	67.2	55.9
Deferred tax assets	1.2	1.2
Other assets	33.0	33.6
Long-term assets of discontinued operations	1.3	270.1
Total assets	$3,507.7	$3,231.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$319.5	$189.8
Accrued contract liabilities	24.5	14.2
Income taxes payable	—	1.2
Finance lease liabilities	0.4	3.6
Other current liabilities	37.8	22.2
Current liabilities of discontinued operations	0.6	60.2
Total current liabilities	382.8	291.2
Long-term liabilities:
Convertible notes, net	813.7	783.8
Deferred tax liabilities	2.3	1.8
Finance lease liabilities - long-term	10.1	11.4
Other long-term liabilities	51.1	43.8
Long-term liabilities of discontinued operations	0.7	9.8
Total long-term liabilities	877.9	850.6
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 28, 2021 and June 28, 2020; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 28, 2021 and June 28, 2020; 115,425 and 109,230 shares issued and outstanding at March 28, 2021 and June 28, 2020, respectively	0.1	0.1
Additional paid-in-capital	3,658.9	3,106.2
Accumulated other comprehensive income	3.5	16.0
Accumulated deficit	(1,415.5)	(1,039.2)
Total shareholders’ equity	2,247.0	2,083.1
Noncontrolling interest from discontinued operations	—	6.1
Total equity	2,247.0	2,089.2
Total liabilities and shareholders’ equity	$3,507.7	$3,231.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
in millions of U.S. Dollars, except share data
Revenue, net	$137.3	$113.9	$379.8	$362.3
Cost of revenue, net	93.3	72.6	259.0	232.9
Gross profit	44.0	41.3	120.8	129.4
Operating expenses:
Research and development	46.0	38.6	132.7	112.5
Sales, general and administrative	44.2	41.7	135.0	135.7
Amortization or impairment of acquisition-related intangibles	3.7	3.7	10.9	10.9
Loss on disposal or impairment of other assets	0.1	0.1	0.8	1.7
Other operating expense	11.4	5.2	22.6	22.2
Operating loss	(61.4)	(48.0)	(181.2)	(153.6)
Non-operating expense, net	8.1	14.7	18.9	8.1
Loss before income taxes	(69.5)	(62.7)	(200.1)	(161.7)
Income tax benefit	(3.0)	(6.5)	(4.0)	(8.3)
Net loss from continuing operations	(66.5)	(56.2)	(196.1)	(153.4)
Net (loss) income from discontinued operations	(41.6)	(3.7)	(178.8)	1.7
Net loss	(108.1)	(59.9)	(374.9)	(151.7)
Net income from discontinued operations attributable to noncontrolling interest	0.8	0.2	1.4	0.5
Net loss attributable to controlling interest	($108.9)	($60.1)	($376.3)	($152.2)

Basic and diluted loss per share
Continuing operations	($0.59)	($0.52)	($1.75)	($1.42)
Net loss attributable to controlling interest	($0.96)	($0.56)	($3.35)	($1.41)

Weighted average shares - basic and diluted (in thousands)	112,891	108,115	112,330	107,718
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net loss	($108.1)	($59.9)	($374.9)	($151.7)
Other comprehensive loss:
Reclassification of currency translation gain to loss on sale of discontinued operations	(9.5)	—	(9.5)	—
Net unrealized loss on available-for-sale securities	(2.5)	(1.9)	(3.0)	(1.7)
Comprehensive loss	(120.1)	(61.8)	(387.4)	(153.4)
Net income from discontinued operations attributable to noncontrolling interest	0.8	0.2	1.4	0.5
Comprehensive loss attributable to controlling interest	($120.9)	($62.0)	($388.8)	($153.9)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Equity
(in millions of U.S Dollars, except share data)	Number of Shares	Par Value
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net loss	—	—	—	(184.4)	—	(184.4)	0.3	(184.1)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Comprehensive loss						(184.4)	0.3	(184.1)
Tax withholding on vested equity awards	—	—	(22.7)	—	—	(22.7)	—	(22.7)
Stock-based compensation	—	—	16.2	—	—	16.2	—	16.2
Exercise of stock options and issuance of shares	1,066	—	16.5	—	—	16.5	—	16.5
Balance at September 27, 2020	110,296	$0.1	$3,116.2	($1,223.6)	$16.0	$1,908.7	$6.4	$1,915.1
Net (loss) income	—	—	—	(83.0)	—	(83.0)	0.3	(82.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Comprehensive (loss) income						(83.5)	0.3	(83.2)
Tax withholding on vested equity awards	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	18.6	—	—	18.6	—	18.6
Exercise of stock options and issuance of shares	681	—	22.7	—	—	22.7	—	22.7
Balance at December 27, 2020	110,977	$0.1	$3,155.9	($1,306.6)	$15.5	$1,864.9	$6.7	$1,871.6
Net (loss) income	—	—	—	(108.9)	—	(108.9)	0.8	(108.1)
Reclassification of currency translation gain to loss on sale of discontinued operations	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(2.5)	(2.5)	—	(2.5)
Comprehensive (loss) income						(120.9)	0.8	(120.1)
Tax withholding on vested equity awards	—	—	(7.4)	—	—	(7.4)	—	(7.4)
Stock-based compensation	—	—	19.5	—	—	19.5	—	19.5
Exercise of stock options and issuance of shares	225	—	1.8	—	—	1.8	—	1.8
Issuance of shares under the at-the-market offering program, net of issuance costs	4,223	—	489.1	—	—	489.1	—	489.1
Reclassification of noncontrolling interest to loss on sale of discontinued operations	—	—	—	—	—	—	(7.5)	(7.5)
Balance at March 28, 2021	115,425	$0.1	$3,658.9	($1,415.5)	$3.5	$2,247.0	$—	$2,247.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(37.8)	—	(37.8)	—	(37.8)
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5	—	0.5
Comprehensive loss						(37.3)	—	(37.3)
Tax withholding on vested equity awards	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	17.4	—	—	17.4	—	17.4
Exercise of stock options and issuance of shares	1,127	—	18.6	—	—	18.6	—	18.6
Balance at September 29, 2019	107,697	$0.1	$2,895.8	($885.3)	$10.0	$2,020.6	$5.0	$2,025.6
Net (loss) income	—	—	—	(54.3)	—	(54.3)	0.3	(54.0)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive (loss) income						(54.6)	0.3	(54.3)
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock-based compensation	—	—	13.4	—	—	13.4	—	13.4
Exercise of stock options and issuance of shares	334	—	10.7	—	—	10.7	—	10.7
Balance at December 29, 2019	108,031	$0.1	$2,919.5	($939.6)	$9.7	$1,989.7	$5.3	$1,995.0
Net (loss) income	—	—	—	(60.1)	—	(60.1)	0.2	(59.9)
Unrealized loss on available-for-sale securities	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Comprehensive (loss) income						(62.0)	0.2	(61.8)
Tax withholding on vested equity awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Stock-based compensation	—	—	11.6	—	—	11.6	—	11.6
Exercise of stock options and issuance of shares	122	—	1.7	—	—	1.7	—	1.7
Balance at March 29, 2020	108,153	$0.1	$2,931.3	($999.7)	$7.8	$1,939.5	$5.5	$1,945.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020
Operating activities:
Net loss	($374.9)	($151.7)
Net (loss) income from discontinued operations	(178.8)	1.7
Net loss from continuing operations	(196.1)	(153.4)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	88.6	73.7
Amortization of debt issuance costs and discount, net of capitalized interest	26.1	17.2
Stock-based compensation	40.3	36.9
Loss on disposal or impairment of long-lived assets	3.7	1.7
Amortization of premium/discount on investments	4.9	0.5
Realized gain on sale of investments	(0.3)	(1.0)
(Gain) loss on equity investment	(7.9)	9.2
Foreign exchange gain on equity investment	(3.4)	(1.2)
Deferred income taxes	0.5	(0.8)
Changes in operating assets and liabilities:
Accounts receivable, net	(11.7)	(31.7)
Inventories	(25.4)	2.2
Prepaid expenses and other assets	(28.2)	0.9
Accounts payable, trade	27.2	(6.3)
Accrued salaries and wages and other liabilities	12.5	(18.7)
Accrued contract liabilities	10.3	5.9
Net cash used in operating activities of continuing operations	(58.9)	(64.9)
Net cash (used in) provided by operating activities of discontinued operations	(16.6)	25.4
Cash used in operating activities	(75.5)	(39.5)
Investing activities:
Purchases of property and equipment	(394.0)	(166.9)
Purchases of patent and licensing rights	(3.6)	(2.8)
Proceeds from sale of property and equipment	0.2	1.8
Purchases of short-term investments	(342.1)	(421.2)
Proceeds from maturities of short-term investments	335.6	342.5
Proceeds from sale of short-term investments	28.1	96.4
Proceeds from sale of business, net	36.6	—
Net cash used in investing activities of continuing operations	(339.2)	(150.2)
Net cash used in investing activities of discontinued operations	(0.3)	(2.0)
Cash used in investing activities	(339.5)	(152.2)
Financing activities:
Proceeds from long-term debt borrowings	30.0	—
Payments on long-term debt borrowings, including finance lease obligations	(30.3)	(0.4)
Proceeds from issuance of common stock	530.1	31.0
Tax withholding on vested equity awards	(31.7)	(16.2)
Commitment fee on long-term incentive agreement	(0.5)	—
Cash provided by financing activities	497.6	14.4
Effects of foreign exchange changes on cash and cash equivalents	0.2	(0.2)
Net change in cash and cash equivalents	82.8	(177.5)
Cash and cash equivalents, beginning of period	448.8	500.5
Cash and cash equivalents, end of period	$531.6	$323.0
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
Previously, the Company designed, manufactured and sold specialty lighting-class light emitting diode (LED) products targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays. As discussed more fully below in Note 2, “Discontinued Operations,” on March 1, 2021, the Company completed its previously announced sale of certain assets and subsidiaries comprising its former LED Products segment to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture).
As a result, the Company has classified the results and cash flows of the former LED Products segment as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale as of June 28, 2020 in the consolidated balance sheets. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
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
The majority of the Company's products are manufactured at its production facilities located in North Carolina, California and Arkansas. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. Additionally, the Company is in the process of building a silicon carbide device fabrication facility in New York. The Company operates research and development facilities in North Carolina, California, Arkansas, Arizona and New York.
Cree, Inc. is a North Carolina corporation established in 1987, and its headquarters are in Durham, North Carolina.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at March 28, 2021, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 28, 2020 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020 (fiscal 2020) (the 2020 Form 10-K) and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021, which recast the relevant financial information in the 2020 Form 10-K to present the financial results of the LED Business as discontinued operations and held for sale in the Company’s consolidated financial statements for all periods presented in the 2020 Form 10-K. The results of operations for the three and nine months ended March 28, 2021 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 27, 2021 (fiscal 2021). Additionally, the impact of the COVID-19 pandemic to the results of operations is uncertain.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
The Company revised income tax expense for the three months ended March 29, 2020 to correct the income tax provision calculation for the third quarter of fiscal 2020. The Company decreased income tax expense for the three months ended March 29, 2020, resulting in a net decrease to net loss of $1.5 million for the three months ended March 29, 2020. No revision was made to income tax expense for the nine months ended March 29, 2020. The Company concluded this error was not material individually or in the aggregate.
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of March 28, 2021 and through the date of this Quarterly Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments, valuation allowances for tax assets and the ability to estimate an annual effective tax rate. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended March 28, 2021, the Company believes the full impact of the pandemic remains uncertain and will continue to assess if ongoing developments related to the pandemic may cause future material impacts to its consolidated financial statements.
Segment Reporting
On March 1, 2021, the Company completed the LED Business Divestiture, and, as a result, now operates a single reporting segment within continuing operations, Wolfspeed. Accordingly, the Chief Operating Decision Maker (CODM) allocates resources and assesses performance on a consolidated basis. The Company's identified CODM is the Chief Executive Officer.
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

Note 2 – Discontinued Operations
On March 1, 2021, the Company completed the LED Business Divestiture pursuant to the terms of the previously reported Asset Purchase Agreement (the Purchase Agreement), dated October 18, 2020, as amended. Pursuant to the Purchase Agreement, (i) the Company completed the sale to SMART of (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising the Company’s LED Products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited (Cree Huizhou), a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of the Company, and (c) the Company’s ownership interest in Cree Venture LED Company Limited, the Company’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) SMART assumed certain liabilities related to the LED Business. The Company retained certain assets used in and pre-closing liabilities associated with the LED Products segment.
The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of a unsecured promissory note of SGH (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months and one bullet payment of principal and all accrued and unpaid interest will be payable on the maturity date of the Purchase Price Note and Earnout Note. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note will mature on March 27, 2025. The Company recognized a loss on sale of the LED Business of $26.3 million. The cost of selling the LED Business was $27.4 million, which was recognized throughout fiscal 2020 and 2021.
In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to CreeLED certain intellectual property owned by the Company and its affiliates and licensed to CreeLED certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement (LED TSA), (iii) a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which the Company will supply CreeLED with certain silicon carbide materials and fabrication services for up to four years, and (iv) a Real Estate License Agreement (LED RELA), which will allow CreeLED to use certain premises owned by the Company to conduct the LED Business for a period of up to 24 months after closing.
Because the LED Business Divestiture represented a strategic shift that will have a major effect on the Company’s operations and financial results, the Company has classified the results of the LED Business as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets conveying in the Purchase Agreement upon classification as discontinued operations in October 2020. Additionally, the related assets and liabilities associated with discontinued operations are classified as held for sale in the consolidated balance sheets as of June 28, 2020.

The following table presents the financial results of the LED Business as (loss) income from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Revenue, net	$66.5	$101.7	$272.8	$336.0
Cost of revenue, net	50.3	81.5	213.3	267.8
Gross profit	16.2	20.2	59.5	68.2
Operating expenses:
Research and development	5.9	8.1	22.3	25.2
Sales, general and administrative	12.5	8.1	29.4	24.5
Goodwill impairment	—	—	112.6	—
Impairment on assets held for sale	—	—	19.5	—
(Gain) loss on disposal or impairment of long-lived assets	(0.6)	0.2	(1.6)	0.4
Other operating expense	6.2	5.6	18.7	9.6
Operating (loss) income	(7.8)	(1.8)	(141.4)	8.5
Non-operating income	(0.3)	(0.2)	(0.3)	(0.3)
(Loss) income before income taxes and loss on sale	(7.5)	(1.6)	(141.1)	8.8
Loss on sale	26.3	—	26.3	—
(Loss) income before income taxes	(33.8)	(1.6)	(167.4)	8.8
Income tax expense	7.8	2.1	11.4	7.1
Net (loss) income	(41.6)	(3.7)	(178.8)	1.7
Net income attributable to noncontrolling interest	0.8	0.2	1.4	0.5
Net (loss) income attributable to controlling interest	($42.4)	($3.9)	($180.2)	$1.2
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
For the three and nine months ended March 28, 2021, the Company recognized $7.8 million and $11.4 million of income tax expense related to discontinued operations, respectively, which primarily related to the foreign operations of the LED Business. Income tax expense related to discontinued operations for the three and nine months ended March 28, 2021 includes $4.1 million of income tax expense related to the sale of the issued and outstanding equity interests of Cree Huizhou in the third quarter of fiscal 2021.
For the three and nine months ended March 29, 2020, the Company recognized $2.1 million and $7.1 million of income tax expense related to discontinued operations, respectively, which primarily related to the foreign operations of the LED Business.
The income tax impact of the U.S. operations of the LED Business for all periods presented were offset with a valuation allowance as described in Note 12, "Income Taxes."
For the three and nine months ended March 28, 2021, the Company recognized $0.3 million and $1.0 million in administrative fees related to the LED RELA and the LED TSA, respectively, all of which are included in accounts receivable, net in the consolidated balance sheets as of March 28, 2021. These fees were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, of which $27.9 million was outstanding as of March 28, 2021. The supply agreement liability is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheets.
The Company recognized a net loss of $0.1 million in non-operating expense, net for the three and nine months ended March 28, 2021 related to the Wafer Supply Agreement. A receivable of $7.2 million was included in other assets in the consolidated balance sheets as of March 28, 2021.

The following table presents the assets and liabilities of the LED Business classified as discontinued operations as of June 28, 2020:

(in millions of U.S. Dollars)	June 28, 2020
Assets
Short-term investments	$12.0
Accounts receivable, net	41.6
Inventories	57.2
Prepaid expenses	0.1
Other current assets	5.1
Current assets of discontinued operations	116.0

Property and equipment, net	60.3
Goodwill	180.3
Intangible assets, net	22.7
Deferred tax assets	5.1
Other assets	1.7
Long-term assets of discontinued operations	270.1

Liabilities
Accounts payable and accrued expenses	31.0
Accrued contract liabilities	24.1
Income taxes payable	2.0
Other current liabilities	3.1
Current liabilities of discontinued operations	60.2

Other long-term liabilities	9.8
Long-term liabilities of discontinued operations	9.8

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
Contract liabilities primarily include various rights of return and customer deposits, as well as deferred revenue and price protection guarantees. Contract liabilities were $46.7 million as of March 28, 2021 and $47.9 million as of June 28, 2020. The decrease was primarily due to decreased customer deposits offset by increased reserve liabilities. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable.
For the three and nine months ended March 28, 2021, the Company did not recognize any revenue that was included in contract liabilities as of June 28, 2020.
Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and nine months ended March 28, 2021.

The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Nine months ended
	March 28, 2021		March 29, 2020		March 28, 2021		March 29, 2020
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$49.9	36.3%	$45.8	40.2%	$139.0	36.6%	$136.6	37.7%
United States	31.2	22.7%	22.2	19.5%	85.1	22.4%	78.5	21.7%
China	26.9	19.6%	13.0	11.4%	73.5	19.4%	46.9	12.9%
Japan	10.5	7.6%	12.5	11.0%	31.9	8.4%	46.9	12.9%
South Korea	6.9	5.0%	13.7	12.0%	20.5	5.4%	35.5	9.8%
Other	11.9	8.8%	6.7	5.9%	29.8	7.8%	17.9	5.0%
Total	$137.3		$113.9		$379.8		$362.3

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
The Company's finance lease obligations relate to manufacturing space in Malaysia and a 49-year ground lease on a future silicon carbide device fabrication facility in New York.
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	March 28, 2021	June 28, 2020
Right-of-use asset (1)	$10.5	$12.3

Current lease liability (2)	5.0	4.8
Non-current lease liability (3)	5.6	7.5
Total operating lease liabilities	10.6	12.3

Finance Leases:
Finance lease assets (4)	$11.1	$15.4

Current portion of finance lease liabilities	0.4	3.6
Finance lease liabilities, less current portion	10.1	11.4
Total finance lease liabilities	10.5	15.0
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $1.3 million and $4.1 million for the three and nine months ended March 28, 2021, respectively, and $1.3 million and $3.7 million for the three and nine months ended March 29, 2020, respectively.

Short-term lease expense and variable lease expense were immaterial for the three and nine months ended March 28, 2021 and March 29, 2020.
Finance lease amortization was $0.2 million and $0.6 million and interest expense was less than $0.1 million and $0.2 million for the three and nine months ended March 28, 2021, respectively. Finance lease amortization was $0.2 million and interest expense was less than $0.1 million for the three and nine months ended March 29, 2020.
Cash Flows
Cash flow information consisted of the following:

	Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020
Cash used in operating activities:
Cash paid for operating leases	$4.2	$4.0
Cash paid for interest portion of financing leases (1)	0.2	—
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.3	0.4
Non-cash activities:
Operating lease additions due to adoption of ASC 842	—	11.0
Operating lease additions and modifications, net	2.0	5.0
Finance lease additions	—	3.3
Transfer of finance lease liability to accounts payable and accrued expenses (2)	4.2	—
(1) Less than $0.1 million for the nine months ended March 29, 2020.
(2) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of March 28, 2021 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 27, 2021 (remainder of fiscal 2021)	$1.6	$0.2	$1.8
June 26, 2022	4.5	0.7	5.2
June 25, 2023	2.5	0.7	3.2
June 30, 2024	1.2	0.7	1.9
June 29, 2025	0.8	0.7	1.5
Thereafter	0.5	15.2	15.7
Total lease payments	11.1	18.2	29.3
Imputed lease interest	(0.5)	(7.7)	(8.2)
Total lease liabilities	$10.6	$10.5	$21.1
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	30	468
Weighted average discount rate (2)	3.20%	2.70%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 68 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.40%.

Lease Income
As mentioned in Note 2, "Discontinued Operations", on March 1, 2021 and in connection with the sale of its LED Business, the Company entered into a Real Estate License Agreement pursuant to which the Company leases to CreeLED approximately 58,000 square feet of the Company’s property and certain facilities in Durham, North Carolina for a total of $3.6 million per year. The lease term is 24 months and expires on February 28, 2023. The Company accounts for the lease and non-lease components under this agreement as a single lease component. Lease income is recognized on a straight-line basis over the lease term. Subject to certain provisions in the agreement, CreeLED may terminate its rights or a portion of its rights under the agreement at any time with sixty days written notice. A notice of thirty days is permitted under certain circumstances as defined in the agreement. The agreement does not contain any renewal provisions.
The Company recognized lease income of $0.3 million for the three and nine months ended March 28, 2021. The Company did not recognize any variable lease income for the three and nine month periods ended March 28, 2021 and March 29, 2020.
Future minimum rental income relating to the Real Estate License Agreement is as follows (in millions of U.S. Dollars):

June 27, 2021 (remainder of fiscal 2021)	0.9
June 26, 2022	3.6
June 25, 2023	2.4
Total future minimum rental income	6.9

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	March 28, 2021	June 28, 2020
Billed trade receivables	$82.9	$71.5
Unbilled contract receivables	1.3	1.2
Royalties	0.6	0.4
	84.8	73.1
Allowance for bad debts	(0.7)	(0.7)
Accounts receivable, net	$84.1	$72.4
Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	March 28, 2021
Balance at beginning of period	$0.7
Current period provision change	—
Write-offs, net of recoveries	—
Balance at end of period	$0.7

Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	March 28, 2021	June 28, 2020
Raw material	$42.4	$36.9
Work-in-progress	90.2	73.9
Finished goods	14.9	11.1
Inventories	$147.5	$121.9
In addition to inventory held by the Company associated with the Wolfspeed business, the Company holds inventory related to the Wafer Supply Agreement entered into in connection with the LED Business Divestiture as well as unallocated inventoried costs consisting primarily of manufacturing employees’ stock-based compensation, profit sharing and quarterly or annual incentive compensation, matching contributions under the Company’s 401(k) plan, and acquisition related costs.

	March 28, 2021	June 28, 2020
Wolfspeed	$138.8	$97.3
Wafer Supply Agreement inventory (1)	—	19.0
Unallocated inventories	8.7	5.6
Consolidated inventories	$147.5	$121.9
(1) Inventory related to the Wafer Supply Agreement as of March 28, 2021 is recorded within other current assets in the consolidated balance sheets.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	March 28, 2021	June 28, 2020
Accounts payable, trade	$75.7	$88.1
Accrued salaries and wages	70.2	42.3
Accrued expenses	172.4	55.3
Other	1.2	4.1
Accounts payable and accrued expenses	$319.5	$189.8
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Factory optimization restructuring	$3.8	$1.1	$6.7	$3.5
Severance and other restructuring	0.6	—	3.4	0.8
Total restructuring costs	4.4	1.1	10.1	4.3
Project, transformation and transaction costs	2.4	1.4	3.7	10.8
Factory optimization start-up costs	1.8	2.1	6.0	5.0
Non-restructuring related executive severance	2.8	0.6	2.8	2.1
Other operating expense	$11.4	$5.2	$22.6	$22.2

Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes, consisted of the following:

(in millions of U.S. Dollars)	March 28, 2021	June 28, 2020
Currency translation gain	$—	$9.5
Net unrealized gain on available-for-sale securities (1)	3.5	6.5
Accumulated other comprehensive income, net of taxes	$3.5	$16.0
(1) Amounts as of March 28, 2021 and June 28, 2020 include a $2.4 million loss related to tax on unrealized gain (loss) on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Income
Reclassifications out of accumulated other comprehensive income were $0.1 million and $0.3 million for the three and nine months ended March 28, 2021 and $0.9 million and $1.0 million for the three and nine months ended March 29, 2020. Amounts were reclassified to non-operating expense, net on the consolidated statements of operations.
Additionally, for the three and nine months ended March 28, 2021, $9.5 million of currency translation gain was reclassified to loss on sale of discontinued operations within net loss on discontinued operations on the consolidated statements of operations.
Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Foreign currency (gain) loss, net	($0.1)	$0.3	($2.5)	($0.9)
Gain on sale of investments, net	(0.1)	(0.9)	(0.3)	(1.0)
Gain on arbitration proceeding	—	(8.0)	—	(8.0)
(Gain) loss on equity investment, net	(0.9)	19.1	(7.9)	9.2
Interest income	(1.9)	(3.2)	(6.8)	(13.4)
Interest expense, net of capitalized interest	11.2	7.5	36.2	22.6
Loss on Wafer Supply Agreement	0.1	—	0.1	—
Other, net	(0.2)	(0.1)	0.1	(0.4)
Non-operating expense, net	$8.1	$14.7	$18.9	$8.1
The change in (gain) loss on equity investment, net is due to fluctuations in the Lextar Electronics Corporation (Lextar) stock price, and following January 6, 2021, ENNOSTAR Inc. (ENNOSTAR) stock price. The gain on arbitration proceeding is due to an award from an arbitration proceeding related to a claim by the Company against a contract manufacturer.
Statements of Cash Flows - non-cash activities

	Nine months ended
	March 28, 2021	March 29, 2020
Lease asset and liability additions (1)	$1.7	$14.6
Lease asset and liability modifications, net	0.3	4.7
Transfer of finance lease liability to accounts payable and accrued expenses (2)	4.2	—
(1) $11.0 million of the lease asset and liability additions for the nine months ended March 29, 2020 relates to the increase of right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 4, "Leases", for further information.
(2) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
Accrued property and equipment as of March 28, 2021 and March 29, 2020 was $165.6 million and $6.8 million, respectively.

Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, variable rate demand notes, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the Company's ownership interest in ENNOSTAR (formerly Lextar).
Short-term investments as of March 28, 2021 and June 28, 2020 consisted of the following:

	March 28, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Credit Loss Allowance (2)	Estimated Fair Value
Municipal bonds	$135.6	$2.0	$—	$—	$137.6
Corporate bonds	470.5	3.8	(0.2)	—	474.1
U.S. agency securities	15.3	—	—	—	15.3
U.S. treasury securities	69.4	0.3	—	—	69.7
Certificates of deposit	12.8	—	—	—	12.8
Variable rate demand note	11.0	—	—	—	11.0
Commercial paper	41.2	—	—	—	41.2
Total short-term investments	$755.8	$6.1	($0.2)	$—	$761.7

		June 28, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Municipal bonds		$130.0	$2.0	$—	$132.0
Corporate bonds		473.8	6.3	—	480.1
U.S. agency securities		29.1	—	—	29.1
U.S. treasury securities		52.3	0.6	—	52.9
Certificates of deposit		83.3	—	—	83.3
Variable rate demand note		2.5	—	—	2.5
Commercial paper		11.0	—	—	11.0
Total short-term investments		$782.0	$8.9	$—	$790.9
(1) The Company had an unrealized loss of less than $0.1 million as of June 28, 2020.
(2) Credit loss allowance is applicable beginning in the first quarter of fiscal 2021 due to adoption of ASU 2016-13, which replaced the Company's other than temporary impairment analysis with an expected credit losses model.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $4.0 million and $4.3 million as of March 28, 2021 and June 28, 2020, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write offs of noncollectable interest income are recorded as a reversal to interest income. There were no write offs of noncollectable interest income for each of the three and nine month periods ended March 28, 2021 and March 29, 2020.

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	March 28, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$6.4	$—	$—	$—	$6.4	$—
Corporate bonds	113.4	(0.2)	—	—	113.4	(0.2)
U.S. agency securities	13.2	—	—	—	13.2	—
U.S. treasury securities	19.4	—	—	—	19.4	—
Certificates of deposit	0.7	—	—	—	0.7	—
Total	$153.1	($0.2)	$—	$—	$153.1	($0.2)
Number of securities with an unrealized loss		104		—		104

	June 28, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss (1)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14.3	$—	$—	$—	$14.3	$—
Corporate bonds	29.1	—	—	—	29.1	—
U.S. agency securities	8.6	—	—	—	8.6	—
U.S. treasury securities	13.8	—	—	—	13.8	—
Total	$65.8	$—	$—	$—	$65.8	$—
Number of securities with an unrealized loss		46		—		46
(1) Securities with an unrealized loss of less than 12 months for the period as of June 28, 2020 have an unrealized loss value of less than $0.1 million, individually and in the aggregate.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains of $0.1 million and $0.3 million for the three and nine months ended March 28, 2021 and realized gains of $0.9 million and $1.0 million for the three and nine months ended March 29, 2020 are included in non-operating expense in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of March 28, 2021 until the investments fully recover in market value. None of the investments with an unrealized loss as of March 28, 2021 had credit downgrades in the current period. No allowance for credit losses was recorded as of March 28, 2021.

The contractual maturities of short-term investments as of March 28, 2021 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$25.9	$111.7	$—	$—	$137.6
Corporate bonds	120.5	353.6	—	—	474.1
U.S. agency securities	3.0	12.3	—	—	15.3
U.S. treasury securities	9.6	60.1	—	—	69.7
Certificates of deposit	12.8	—	—	—	12.8
Variable rate demand note	—	—	—	11.0	11.0
Commercial paper	41.2	—	—	—	41.2
Total short-term investments	$213.0	$537.7	$—	$11.0	$761.7

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of March 28, 2021 and June 28, 2020, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 28, 2021 and June 28, 2020.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	March 28, 2021				June 28, 2020
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$290.1	$—	$—	$290.1	$199.9	$—	$—	$199.9
Corporate bonds	—	1.5	—	1.5	—	—	—	—
U.S. agency securities	—	11.5	—	11.5	—	19.6	—	19.6
U.S. treasury securities	5.0	—	—	5.0	19.0	—	—	19.0
Certificates of deposit	—	—	—	—	—	54.3	—	54.3
Commercial paper	—	54.1	—	54.1	—	11.1	—	11.1
Total cash equivalents	295.1	67.1	—	362.2	218.9	85.0	—	303.9
Short-term investments:
Municipal bonds	—	137.6	—	137.6	—	132.0	—	132.0
Corporate bonds	—	474.1	—	474.1	—	480.1	—	480.1
U.S. agency securities	—	15.3	—	15.3	—	29.1	—	29.1
U.S. treasury securities	69.7	—	—	69.7	52.9	—	—	52.9
Certificates of deposit	—	12.8	—	12.8	—	83.3	—	83.3
Commercial paper	—	41.2	—	41.2	—	11.0	—	11.0
Variable rate demand note	—	11.0	—	11.0	—	2.5	—	2.5
Total short-term investments	69.7	692.0	—	761.7	52.9	738.0	—	790.9
Other long-term investments:
Common stock of non-U.S. corporations	—	67.2	—	67.2	—	55.9	—	55.9
Total assets	$364.8	$826.3	$—	$1,191.1	$271.8	$878.9	$—	$1,150.7

Note 8 – Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill during the nine months ended March 28, 2021:

(in millions of U.S. Dollars)	Total
Balance at June 28, 2020	$349.7
Transfer in connection with LED Business Divestiture (1)	9.5
Balance at March 28, 2021	$359.2
(1) In the second quarter of fiscal 2021, the Company determined that as part of its goodwill impairment analysis on held for sale assets related to the pending LED Business Divestiture, it was necessary to transfer a portion of goodwill from the former LED Products segment, then classified as discontinued operations, to goodwill associated with continuing operations.

Intangible Assets, net
The following table presents the components of intangible assets, net:

	March 28, 2021			June 28, 2020
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($23.6)	$73.2	$96.8	($19.0)	$77.8
Developed technology	68.0	(26.8)	41.2	68.0	(22.8)	45.2
Non-compete agreements	12.2	(9.4)	2.8	12.2	(7.1)	5.1
Acquisition related intangible assets	177.0	(59.8)	117.2	177.0	(48.9)	128.1
Patent and licensing rights	66.7	(39.3)	27.4	69.3	(40.5)	28.8
Total intangible assets	$243.7	($99.1)	$144.6	$246.3	($89.4)	$156.9
Total amortization of acquisition-related intangibles assets was $3.7 million and $10.9 million for the three and nine months ended March 28, 2021 and $3.7 million and $10.9 million for the three and nine months ended March 29, 2020.
Total amortization of patents and licensing rights was $2.0 million and $4.6 million for the three and nine months ended March 28, 2021 and $2.0 million and $4.4 million for the three and nine months ended March 29, 2020.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 27, 2021	$3.6	$1.3	$4.9
June 26, 2022	13.5	4.6	18.1
June 25, 2023	11.0	3.9	14.9
June 30, 2024	10.4	3.3	13.7
June 29, 2025	10.4	2.5	12.9
Thereafter	68.3	11.8	80.1
Total future amortization expense	$117.2	$27.4	$144.6

Note 9 – Long-term Debt
Revolving Line of Credit
As of March 28, 2021, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of March 28, 2021, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three and nine months ended March 28, 2021, the average interest rate was 0.09% and 0.04%, respectively, related to a seven day draw of $30.0 million on the line of credit in the third quarter of fiscal 2021. As of March 28, 2021, the unused line fee on available borrowings is 25 basis points.
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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	March 28, 2021	June 28, 2020
Principal	$999.8	$999.8
Unamortized discount and issuance costs	(186.1)	(216.0)
Net carrying amount	$813.7	$783.8
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	March 28, 2021	June 28, 2020
Discount related to value of conversion option	$262.3	$262.3
Partial extinguishment of 2023 Notes	(27.7)	(27.7)
Debt issuance costs	(6.3)	(6.3)
Net carrying amount	$228.3	$228.3
The interest expense, net recognized related to the Notes is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Interest expense, net of capitalized interest	$2.5	$1.3	$8.5	$3.8
Amortization of discount and issuance costs, net of capitalized interest	8.0	5.8	26.1	17.2
Total interest expense, net	$10.5	$7.1	$34.6	$21.0

The Company capitalizes interest related to the Notes in connection with the building of a new silicon carbide device fabrication facility in New York. For the three and nine months ended March 28, 2021, the Company capitalized $1.0 million and $1.8 million of interest expense, respectively, and $2.1 million and $3.8 million of amortization of discount and issuance costs, respectively. No interest expense was capitalized for the three and nine months ended March 29, 2020.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for both the 2023 and 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on March 31, 2021. As a result, the Notes are convertible at the option of the holders through June 30, 2021.
The estimated fair value of the Notes is $2.1 billion as of March 28, 2021, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars, except share data)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net loss from continuing operations	($66.5)	($56.2)	($196.1)	($153.4)

Net (loss) income from discontinued operations	(41.6)	(3.7)	(178.8)	1.7
Net income from discontinued operations attributable to noncontrolling interest	0.8	0.2	1.4	0.5
Net (loss) income from discontinued operations attributable to controlling interest	(42.4)	(3.9)	(180.2)	1.2

Weighted average shares - basic and diluted (in thousands)	112,891	108,115	112,330	107,718

Loss per share - basic and diluted:
Continuing operations	($0.59)	($0.52)	($1.75)	($1.42)
Discontinued operations attributable to controlling interest	($0.38)	($0.04)	($1.60)	$0.01
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the three and nine months ended March 28, 2021, 3.1 million and 3.6 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended March 29, 2020, 5.2 million and 5.5 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
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
Stock Option Awards
A summary of stock option awards outstanding as of March 28, 2021 and changes during the nine months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 28, 2020	983	$37.88
Granted	—	$—
Exercised	(799)	$39.65
Forfeited or expired	(10)	$64.51
Outstanding at March 28, 2021	174	$28.08
Restricted Stock Awards and Units
A summary of nonvested restricted stock awards (RSAs) and restricted stock unit awards (RSUs) outstanding as of March 28, 2021 and changes during the nine months then ended is as follows:

(awards and units in thousands)	Number of RSAs/RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2020	2,932	$43.89
Granted	1,050	$67.00
Vested	(1,345)	$38.21
Forfeited	(340)	$53.18
Nonvested at March 28, 2021	2,297	$56.28
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Cost of revenue, net	$4.1	$2.7	$11.2	$7.1
Research and development	2.1	1.9	6.7	6.0
Sales, general and administrative	6.7	5.2	22.4	23.8
Total stock-based compensation expense	$12.9	$9.8	$40.3	$36.9
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets, as of the nine months ended March 28, 2021.
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
As of June 28, 2020, the Company's liability for unrecognized tax benefits was $7.4 million. During the nine months ended March 28, 2021, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of March 28, 2021 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.6 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
Grant Disbursement Agreement (GDA) with the State of New York
The Company currently has a GDA with the State of New York Urban Development Corporation (doing business as Empire State Development). The GDA provides a potential total grant amount of $500.0 million to partially and fully reimburse the Company for certain property, plant and equipment costs related to the Company's construction of a new silicon carbide device fabrication facility in Marcy, New York.
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
The Company expects approximately $70.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three and nine months ended March 28, 2021, the Company expensed $1.2 million and $4.3 million of restructuring charges associated with the movement of equipment related to the factory optimization plan, respectively, of which $0.1 million is accrued for as of March 28, 2021. Additionally, the Company expensed $2.6 million and $3.4 million of restructuring charges associated with disposals of certain long-lived assets for the three and nine months ended March 28, 2021.
For the three and nine months ended March 29, 2020, the Company expensed and paid $1.1 million and $3.5 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan.
Corporate Restructuring

In September 2020, the Company realigned certain resources to further focus on areas vital to our growth while driving efficiencies. As a result, the Company recorded $0.0 million and $2.8 million in severance-related costs during the three and nine months ended March 28, 2021. The plan has concluded and all expenses have been paid as of March 28, 2021.
Additionally, in February 2021, the Company realigned the structure of its Asia sales presence. As a result, the Company recorded $0.6 million in severance related costs during the three and nine months ended March 28, 2021. The plan has concluded and all expenses have been paid as of March 28, 2021.
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.0 million and $0.8 million in contract termination costs during the three and nine months ended March 29, 2020. The plan has concluded and all expenses have paid as of March 28, 2021.

Note 15 - Shareholders' Equity
On February 11, 2021, the Company established an “at-the-market” offering program (the ATM Program) pursuant to which the Company could offer and sell, from time to time through sales agents, up to an aggregate of $500 million of the Company’s common stock. The ATM Program was conducted pursuant to an equity distribution agreement (the Equity Distribution Agreement) entered into by the Company and Wells Fargo Securities, LLC, BMO Capital Markets Corp., BofA Securities Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Truist Securities, Inc. (the Managers).
On February 19, 2021, the Company announced that it sold approximately $500.0 million of common stock under the ATM Program. As such, the ATM Program automatically terminated in accordance with the terms of the Equity Distribution Agreement. In total, the Company sold and received payment for 4,222,511 additional shares of common stock at a weighted average price of $118.41 per share through the ATM Program for total gross proceeds of approximately $500.0 million and net proceeds of approximately $489.1 million, after $10.0 million in commissions to the Managers and $0.9 million in other offering costs. The Company expects to use the net proceeds for general corporate purposes.

Note 16 - Subsequent Events
On March 29, 2021, the Company began liquidating its common stock ownership interest in ENNOSTAR. From March 29, 2021 to April 16, 2021, the Company sold all of its previously held 22,825,000 shares in ENNOSTAR for an average price of 82.93 New Taiwanese Dollars per share. Total net proceeds from selling the equity interest in ENNOSTAR totaled $66.1 million. The Company no longer holds any equity interest in ENNOSTAR.

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2020 (the 2020 Form 10-K) and our Current Report on Form 8-K filed with the SEC on February 11, 2021, which recast the relevant financial information in the 2020 Form 10-K to present the financial results of the LED Business (as defined below) as discontinued operations and held for sale in our consolidated financial statements for all periods presented in the 2020 Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride (GaN) materials, and devices for power and radio-frequency (RF) applications. Our silicon carbide and gallium nitride materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems.
Previously, we designed, manufactured, and sold specialty lighting-class light emitting diode (LED) products targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays. As discussed more fully in "Business Outlook", on March 1, 2021, we completed our previously announced sale of certain assets and subsidiaries comprising our former LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture). We retained certain assets used in and pre-closing liabilities associated with the LED Products segment. Following the LED Business Divestiture, we operate solely within our Wolfspeed business.
The LED Business Divestiture represented a strategic shift that will have a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the LED Products segment as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.
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

The majority of our products are manufactured at our production facilities located in North Carolina, California and Arkansas. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. Additionally, we are in the process of building a silicon carbide device fabrication facility in New York. We operate research and development facilities in North Carolina, California, Arkansas, Arizona and New York.
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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Pandemic. While certain COVID-19 vaccines have been approved in recent months and are now available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Despite increasing availability of vaccines, COVID-19 continues to spread globally and to impact the locations where we do business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. The full extent of the pandemic, related business and travel restrictions and changes to behavior intended to reduce its spread remain uncertain as of the date of this Quarterly Report as the pandemic and the potential impact of variants of the virus that causes COVID-19 continue to evolve globally. The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). In addition, the COVID-19 pandemic could continue to affect us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' ability to fulfill our orders, and the overall impact of the aforementioned items that could cause output challenges and increased costs. While travel and other restrictions are generally expected to start loosening in the coming months, the potential continued spread of COVID-19 and any of its variants could result in a number of additional adverse effects, including additional laws and regulations affecting our business, fluctuations in foreign currency markets and the credit risks of our customers. We are paying close attention to the evolving development of, and the disruption to business and economic activities caused by, the COVID-19 pandemic. However, given the dynamic nature of the COVID-19 pandemic, it is not practicable to provide a reasonable estimate of its impact on our financial position, cash flows and operating results at the present.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the adoption of silicon carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.
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
•Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development, production equipment and production facilities. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power and RF markets we serve. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.
•Technological Innovation and Advancement. Innovations and advancements in materials, power, and RF technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.

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
Overview of the nine months ended March 28, 2021
The following is a summary of our financial results for the nine months ended March 28, 2021:
•Revenue increased to $379.8 million for the nine months ended March 28, 2021 from $362.3 million for the nine months ended March 29, 2020.
•Gross profit decreased to $120.8 million for the nine months ended March 28, 2021 from $129.4 million for the nine months ended March 29, 2020. Gross margin was 31.8% for the nine months ended March 28, 2021 and 35.7% for the nine months ended March 29, 2020.
•Operating loss was $181.2 million for the nine months ended March 28, 2021 compared to $153.6 million for the nine months ended March 29, 2020.
•Diluted loss per share from continuing operations was $1.75 for the nine months ended March 28, 2021 compared to $1.42 for the nine months ended March 29, 2020.
•Combined cash, cash equivalents and short-term investments was $1,293.3 million at March 28, 2021 and $1,239.7 million at June 28, 2020.
•Cash used in operating activities from continuing operations was $58.9 million for the nine months ended March 28, 2021 compared to $64.9 million for the nine months ended March 29, 2020.
•Purchases of property and equipment were $394.0 million for the nine months ended March 28, 2021 compared to $166.9 million for the nine months ended March 29, 2020.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our planned construction of a state-of-the-art, automated 200mm silicon carbide device fabrication facility and a large materials factory to expand our silicon carbide capacity, each of which was announced in May 2019. In September 2019, we announced our intention to build the new device fabrication facility in Marcy, New York to complement the factory expansion already underway at our U.S. campus headquarters in Durham, North Carolina. Construction on the new device fabrication facility commenced in the fourth quarter of fiscal 2020.
The completion of the LED Business Divestiture on March 1, 2021 represents a key milestone in our transformation to be a global semiconductor powerhouse focused on disruptive technology solutions for high-growth applications. This transaction positions us with a sharpened strategic focus to lead the semiconductor industry transition from silicon to silicon carbide and further strengthens our financial position, which we target to support continued investments to capitalize on multi-decade growth opportunities across electrical vehicles (EVs), 5G and industrial applications.
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
In regards to COVID-19, we have instituted strict measures designed to balance employee safety with meeting the needs of business operations. These measures include increased employee sick days, robust health screening, social distancing policies and cleaning protocols to ensure the safety of our employees and the protection of our customers, suppliers, and partners.
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

Results of Operations
Selected consolidated statements of operations data for the three and nine months ended March 28, 2021 and March 29, 2020 is as follows:

	Three months ended				Nine months ended
	March 28, 2021		March 29, 2020		March 28, 2021		March 29, 2020
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$137.3	100.0%	$113.9	100.0%	$379.8	100.0%	$362.3	100.0%
Cost of revenue, net	93.3	68.0	72.6	63.7	259.0	68.2	232.9	64.3
Gross profit	44.0	32.0	41.3	36.3	120.8	31.8	129.4	35.7
Research and development	46.0	33.5	38.6	33.9	132.7	34.9	112.5	31.1
Sales, general and administrative	44.2	32.2	41.7	36.6	135.0	35.5	135.7	37.5
Amortization or impairment of acquisition-related intangibles	3.7	2.7	3.7	3.2	10.9	2.9	10.9	3.0
Loss on disposal or impairment of other assets	0.1	0.1	0.1	0.1	0.8	0.2	1.7	0.5
Other operating expense	11.4	8.3	5.2	4.6	22.6	6.0	22.2	6.1
Operating loss	(61.4)	(44.7)	(48.0)	(42.1)	(181.2)	(47.7)	(153.6)	(42.4)
Non-operating expense, net	8.1	5.9	14.7	12.9	18.9	5.0	8.1	2.2
Loss before income taxes	(69.5)	(50.6)	(62.7)	(55.0)	(200.1)	(52.7)	(161.7)	(44.6)
Income tax benefit	(3.0)	(2.2)	(6.5)	(5.7)	(4.0)	(1.1)	(8.3)	(2.3)
Net loss from continuing operations	($66.5)	(48.4)	($56.2)	(49.3)	($196.1)	(51.6)	($153.4)	(42.3)
Net (loss) income from discontinued operations	(41.6)	(30.3)	(3.7)	(3.2)	(178.8)	(47.1)	1.7	0.5
Net loss	(108.1)	(78.7)	(59.9)	(52.6)	(374.9)	(98.7)	(151.7)	(41.9)
Net income from discontinued operations attributable to noncontrolling interest	0.8	0.6	0.2	0.2	1.4	0.4	0.5	0.1
Net loss attributable to controlling interest	($108.9)	(79.3)	($60.1)	(52.8)	($376.3)	(99.1)	($152.2)	(42.0)

Basic and diluted loss per share
Continuing operations	($0.59)		($0.52)		($1.75)		($1.42)
Net loss attributable to controlling interest	($0.96)		($0.56)		($3.35)		($1.41)

Revenue

Revenue was comprised of the following:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Revenue	$137.3	$113.9	$23.4	21%	$379.8	$362.3	$17.5	5%
Revenue
Revenue for the three months ended March 28, 2021 compared to the three months ended March 29, 2020 increased due to increases in demand for power and RF devices.
Revenue for the nine months ended March 28, 2021 compared to the nine months ended March 29, 2020 increased due to increases in demand for power and RF devices, and increases in production capacity for our power devices, offset by supply and demand factors relating to the COVID-19 pandemic. Comparatively, COVID-19 related supply and demand factors were more impactful in the first and second quarters in fiscal 2021 compared to fiscal 2020 due to COVID-19 impacts beginning in the third quarter of fiscal 2020.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Gross profit	$44.0	$41.3	$2.7	7%	$120.8	$129.4	($8.6)	(7)%
Gross margin	32.0%	36.3%			31.8%	35.7%

Gross Profit and Gross Margin
The increase in gross profit for the three months ended March 28, 2021 compared to the three months ended March 29, 2020 is primarily due to increased revenues in the current period as well as improved yields.
The decrease in gross margin for the three months ended March 28, 2021 compared to the three months ended March 29, 2020 is primarily due to unfavorable product mix shift and higher factory costs.
The decrease in gross profit and gross margin for the nine months ended March 28, 2021 compared to the nine months ended March 29, 2020 is primarily due to unfavorable product mix shift and higher factory costs.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development costs also include developing supporting technologies for our planned expansion to a new silicon carbide device fabrication facility in Marcy, New York.
Research and development expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Research and development	$46.0	$38.6	$7.4	19%	$132.7	$112.5	$20.2	18%
Percent of revenue	34%	34%			35%	31%
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
Sales, general and administrative expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Sales, general and administrative	$44.2	$41.7	$2.5	6%	$135.0	$135.7	($0.7)	(1)%
Percent of revenue	32%	37%			36%	37%
The increase in sales, general and administrative expenses for the three months ended March 28, 2021 compared to March 29, 2020 was primarily due to increased stock based compensation expense and increased employee incentive compensation expense. These additional costs were offset in part by lower information technology costs.

The decrease in sales, general and administrative expenses for the nine months ended March 28, 2021 compared to March 29, 2020 was primarily due to decreased information technology costs and decreased professional and legal fees, offset by increased employee incentive compensation expense. Additionally, our travel costs decreased as a result of travel restrictions due to the COVID-19 pandemic.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Customer relationships	$1.5	$1.5	$—	—%	$4.6	$4.6	$—	—%
Developed technology	1.4	1.4	—	—%	4.0	4.0	—	—%
Non-compete agreements	0.8	0.8	—	—%	2.3	2.3	—	—%
Total amortization	$3.7	$3.7	$—	—%	$10.9	$10.9	$—	—%
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Loss on disposal or impairment of other assets	$0.1	$0.1	$—	—%	$0.8	$1.7	($0.9)	(53)%
Loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.
Other Operating Expense
Other operating expense was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Factory optimization restructuring	$3.8	$1.1	$2.7	245%	$6.7	$3.5	$3.2	91%
Severance and other restructuring	0.6	—	0.6	100%	3.4	0.8	2.6	325%
Total restructuring costs	4.4	1.1	3.3	300%	10.1	4.3	5.8	135%
Project, transformation and transaction costs	2.4	1.4	1.0	71%	3.7	10.8	(7.1)	(66)%
Factory optimization start-up costs	1.8	2.1	(0.3)	(14)%	6.0	5.0	1.0	20%
Non-restructuring related executive severance	2.8	0.6	2.2	367%	2.8	2.1	0.7	33%
Other operating expense	$11.4	$5.2	$6.2	119%	$22.6	$22.2	$0.4	2%
Factory optimization restructuring costs relate to facility consolidations as well as disposals on certain long-lived assets. Severance and other restructuring costs relate to corporate restructuring plans. See Note 14, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our restructuring costs.

Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes.
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts, which began in the fourth quarter of fiscal 2019. These efforts are focused on expanding our production footprint to support expected growth in the Wolfspeed business.
Other operating expense for the three months ended March 28, 2021 compared to the three months ended March 29, 2020 primarily increased due to increased restructuring and severance costs.
Other operating expense for the nine months ended March 28, 2021 compared to the nine months ended March 29, 2020 stayed fairly steady due to increased restructuring costs offset by decreased project and transaction costs.

Non-Operating Expense, net
Non-operating expense, net was comprised of the following:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Gain on sale of investments, net	($0.1)	($0.9)	$0.8	(89)%	($0.3)	($1.0)	$0.7	(70)%
(Gain) loss on equity investment, net	($0.9)	$19.1	($20.0)	(105)%	($7.9)	$9.2	($17.1)	(186)%
Gain on arbitration proceeding	—	(8.0)	8.0	(100)%	—	(8.0)	8.0	(100)%
Foreign currency (gain) loss, net	(0.1)	0.3	(0.4)	(133)%	(2.5)	(0.9)	(1.6)	178%
Interest income	(1.9)	(3.2)	1.3	(41)%	(6.8)	(13.4)	6.6	(49)%
Interest expense, net of capitalized interest	11.2	7.5	3.7	(49)%	36.2	22.6	13.6	(60)%
Loss on Wafer Supply Agreement	0.1	—	0.1	100%	0.1	—	0.1	100%
Other, net	(0.2)	(0.1)	(0.1)	100%	0.1	(0.4)	0.5	(125)%
Non-operating expense, net	$8.1	$14.7	($6.6)	(45)%	$18.9	$8.1	$10.8	133%
(Gain) loss on equity investment, net. The (gain) loss on equity investment for the three and nine months ended March 28, 2021 and March 29, 2020 relate to changes in fair value of our ENNOSTAR Inc. (ENNOSTAR) investment.
Our ENNOSTAR equity investment was previously held as a 16% common stock ownership interest in Lextar Electronics Corporation (Lextar). In June 2020, Lextar announced a plan to restructure under a holding company with EPISTAR Corporation via a share swap. Effective January 6, 2021, we received 0.275 shares of common stock of the holding company named ENNOSTAR for each of our shares of Lextar, representing in the aggregate an approximate 3.3% common stock ownership interest in ENNOSTAR. The shares of ENNOSTAR are listed on the Taiwan Stock Exchange, as was our previously held Lextar common stock.
Gain on arbitration proceeding. The gain on arbitration proceeding relates to an award from an arbitration proceeding in the third quarter of fiscal 2020 for which we were awarded damages for a claim by us against a contract manufacturer.
Foreign currency (gain) loss, net. Foreign currency (gain) loss, net, primarily consists of remeasurement adjustments resulting from our ENNOSTAR investment and from our international subsidiaries.
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

Income tax benefit
Income tax benefit and our effective tax rate was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
Income tax benefit	($3.0)	($6.5)	$3.5	(54)%	($4.0)	($8.3)	$4.3	(52)%
Effective tax rate	4%	10%			2%	5%
The change in our effective tax rate for the three and nine months ended March 28, 2021 was primarily due to the increased tax benefit recorded in the third quarter of fiscal 2020 related to net operating loss provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and lower forecasted income derived from international locations in fiscal 2020.
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
Net loss from discontinued operations was $41.6 million and $178.8 million for the three and nine months ended March 28, 2021, respectively. For the three and nine months ended March 29, 2020, we recorded a net loss of $3.7 million and net income of $1.7 million, respectively.

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
Additionally, in the third quarter of fiscal 2021, we filed a shelf registration statement on Form S-3 to register for possible future sale shares of our common stock. We may offer an indeterminate amount of common stock in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued. The registration statement became automatically effective upon filing with the SEC on February 11, 2021. Using this shelf registration statement, we implemented an at-the-market program (the ATM Program) as described in the prospectus supplement filed with the SEC on February 11, 2021 and Note 15, “Shareholders’ Equity” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. The ATM Program was conducted pursuant to an equity distribution agreement (the Equity Distribution Agreement) with Wells Fargo Securities, LLC, BMO Capital Markets Corp., BofA Securities Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Truist Securities, Inc. (the Managers). On February 19, 2021, we announced that we had sold approximately $500.0 million of common stock under the ATM Program. As such, the ATM Program automatically terminated in accordance with the terms of the Equity Distribution Agreement. In total, we sold and received payment for 4,222,511 shares of our common stock at a weighted average price of $118.41 per share for total gross proceeds of approximately $500.0 million and net proceeds of approximately $489.1 million, after $10.0 million in commissions to the Managers and $0.9 million in other offering costs. We expect to use the net proceeds for general corporate purposes.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we have continued to make such evaluations. For example, we recently completed the LED Business Divestiture, which provided us with (i) $50 million in upfront payments (ii) a $125 million unsecured promissory note due in August 2023, and (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing, also payable in the form of an unsecured promissory note due March 2025. We may also access capital markets through the issuance of debt or additional shares of common stock, which we may use in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities or general corporate purposes.
We are currently building a new silicon carbide device fabrication facility in Marcy, New York, to expand capacity for our silicon carbide device business. We expect to invest approximately $1.0 billion in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed in future fiscal years by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). Given our current cash position, we believe we are positioned to adequately fund the construction of the facility.
The full extent to which the COVID-19 pandemic may impact our results of operations or liquidity is uncertain. Our operations have, and likely will continue, to experience supply, labor, demand and output challenges. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor industry, and the economies in which we operate. We believe our future results of operations, including the results for fiscal 2021, could be materially impacted by the

COVID-19 pandemic, but at this time we do not expect the impact from the COVID-19 pandemic will have a material effect on our liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations. The ultimate extent to which COVID-19 will impact our business depends on future developments, which include the effectiveness and utilization of vaccines for COVID-19 and its variants. New information may emerge concerning the severity of COVID-19 and its variants, and additional actions may be taken in order to contain or limit their spread. To the extent our suppliers continue to be materially and adversely impacted by COVID-19, this could reduce the availability, or result in delays, of materials or supplies to or from us, which in turn could materially interrupt our business operations.
Liquidity
Our liquidity and capital resources primarily depend on our cash flows from continuing operations and our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three months ended
	March 28, 2021	June 28, 2020	Change
Days of sales outstanding (a)	47	53	(6)
Days of supply in inventory (b)	142	117	25
Days in accounts payable (c)	(90)	(115)	25
Cash conversion cycle	99	55	44
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
b)Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net for the quarter then ended. DSI is calculated by dividing ending inventory (excluding inventory related to a future Wafer Supply and Fabrication Services Agreement to be entered into in connection with the LED Business Divestiture (the Wafer Supply Agreement) by average cost of revenue, net per day for the respective 90-day period.
c)Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. Due to the significant amount of capital expenditures associated with our future silicon carbide device fabrication facility in New York, we exclude accounts payable related to capital expenditures in connection with the facility. DPO is calculated by dividing ending accounts payable and accrued expenses (less accrued salaries and wages and accounts payable balances related to our future silicon carbide device fabrication facility in New York) by the average cost of revenue, net per day for the respective 90-day period.
The increase in our cash conversion cycle was primarily driven by increased inventory balances as we expand production globally and build a raw materials buffer to ensure continuity of supply during the pandemic. Further contributing to the increase was a decrease in accounts payable (excluding amounts related to capital expenditures for our future silicon carbide device fabrication facility in Mohawk Valley) while our cost of sales for the quarter increased.
As of March 28, 2021, we had unrealized losses on our short-term investments of $0.2 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 28, 2021 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or negative market conditions surrounding the COVID-19 pandemic. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of March 28, 2021 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 28, 2021.

Cash Flows
In summary, our cash flows were as follows:

	Nine months ended
	March 28, 2021	March 29, 2020	Change
Cash used in operating activities	($75.5)	($39.5)	($36.0)	91%
Cash used in investing activities	(339.5)	(152.2)	(187.3)	(123)%
Cash provided by financing activities	497.6	14.4	483.2	3,356%
Effect of foreign exchange changes	0.2	(0.2)	0.4	(200)%
Net change in cash and cash equivalents	$82.8	($177.5)	$260.3	(147)%

Cash Flows from Operating Activities
Net cash used in operating activities increased primarily due to an increase in net loss during the period and decreased cash provided by operating activities of discontinued operations, offset by increased working capital.
Total cash (used in) provided by operating activities includes $16.6 million of cash used in and $25.4 million of cash provided by operating activities from discontinued operations for the nine months ended March 28, 2021 and March 29, 2020, respectively.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights. For the nine months ended March 28, 2021, our investing activities include net proceeds from the sale of the LED Business.
Cash used in investing activities increased primarily due to an increase in property and equipment purchases of $227.1 million partially offset by an increase in net proceeds from short-term investments of $3.9 million and net proceeds from the sale of the LED business of $36.6 million.
For fiscal 2021, we target approximately $550.0 million of net capital investment, which is primarily related to capacity and infrastructure projects to support our Wolfspeed business longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on the construction of our new silicon carbide device fabrication facility in New York and is net of expected reimbursements from Empire State Development under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 13, "Commitments and Contingencies," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Total cash used in investing activities includes $0.3 million and $2.0 million of cash provided by investing activities from discontinued operations for the nine months ended March 28, 2021 and March 29, 2020, respectively.
Cash Flows from Financing Activities
For the nine months ended March 28, 2021, our financing activities primarily consisted of net proceeds of $498.4 million from issuances of common stock pursuant to the exercise of employee stock options and issuances of common stock in connection with the ATM Program.
For the nine months ended March 29, 2020, our financing activities consisted of net proceeds of $14.8 million from issuances of common stock pursuant to the exercise of employee stock options.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 28, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
For information on our other critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Form 10-K and 2020 Form 10-K Recast.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of the 2020 Form 10-K. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
Our financial condition and results of operations for fiscal 2021 and future periods may be adversely affected by the recent COVID-19 pandemic or other outbreak of infectious disease or similar public health threat.
Although vaccines are becoming increasingly available, COVID-19 continues to spread globally and has resulted in authorities implementing numerous measures to try to contain the virus and the variants of the virus that cause COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant manufacturing operations in the United States which has been affected by the pandemic and have taken measures to try to contain it. We have experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. Additionally, we have experienced a shift in customer demand. There is considerable uncertainty regarding such measures and potential future measures. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.
The pandemic has significantly increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The COVID-19 pandemic initially caused an economic slowdown, and the continued spread of COVID-19 and its variants could lead to a global recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. In addition, in light of concerns about the spread of COVID-19 (including the increasing prevalence of its variants), our workforce has at times been operating at reduced levels at our manufacturing facilities, which may continue to have an adverse impact on our ability to timely meet future customer orders.
The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19, its variants or any other health epidemic will further impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the efficacy and effectiveness of vaccines, and the actions to contain COVID-19 or treat its impact, among others.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the construction of a state-of-the-art, automated 200mm capable silicon carbide device fabrication facility and a large materials factory;
•manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, our logistics operations, or our customers;
•expand the capability of our information systems to support a more complex business, such as our current initiative to implement a new company-wide ERP system;
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
In addition, our ability to convert volume manufacturing to larger diameter substrates can be an important factor in providing a more cost-effective manufacturing process. We continue to prepare for production using 200mm substrates and if we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted.

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
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards and fluctuations in product supply and demand. The power, and RF industries have experienced, and may in the future experience, significant fluctuations, often in connection with, or in anticipation of, product cycles and changes in general economic conditions. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions. We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.
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
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost power and RF products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
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
The risks mentioned above, including our sole source or limited source suppliers' ability to produce products and adequately access capital, and our ability to arrange effective shipping arrangements, may further increase due to the ongoing COVID-19 pandemic.
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

A significant product recall could also result in adverse publicity, damage to our reputation and a loss of customer or consumer confidence in our products. We also may be the target of product liability lawsuits against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard.
We provide standard warranty periods of 90 days on our products with longer periods under a limited number of customer contracts. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
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
Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. The U.S Government has imposed, and in the future may impose, restrictions on shipments to some of our current customers. Government restrictions on sales to certain foreign customers will reduce company revenue and profit related to those customers in the short term and could have a potential long-term impact.
International sales and purchases are also subject to a variety of other risks, including risks arising from currency fluctuations, collection issues and taxes. We may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and, even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.
We have revenue, operations and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:
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
For example, the United States has imposed significant tariffs on Chinese-made goods, which the Biden administration has indicated will remain in place. The tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the Biden administration and Democratic control of Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. For example, President Biden has suggested the reversal or modification of a number of provisions in the Tax Cuts and Jobs Act of 2017 (TCJA) and certain of these proposals, if enacted, would result in a higher U.S. corporate income tax rate than is currently in effect. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
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

On March 1, 2021, we completed the sale of our former LED Products segment to SMART pursuant to the Asset Purchase Agreement dated October 18, 2021 (the Purchase Agreement). We are subject to a number of risks associated with this transaction, including risks associated with:
•issues, delays or complications in completing required transition activities to allow the LED Business to operate under the SMART portfolio of businesses after the closing, including incurring unanticipated costs to complete such activities;
•the diversion of our management’s attention away from the operation of the business we are retaining;
•the restrictions on and obligations with respect to our business set forth in the transition services agreement and the Wafer Supply Agreement, in each case between us and CreeLED;
•the need to provide transition services in connection with the transaction;
•any required payments of indemnification obligations under the Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants;
•our failure to realize the full purchase price anticipated under the Purchase Agreement, including the ability of the LED Business to generate revenue and gross profit in the first four full fiscal quarters following the closing (the Earnout Period) sufficient to result in payment of the targeted earnout payment; and
•the ability of SMART to pay the unsecured promissory note issued to us at the closing of the transaction and the additional unsecured promissory notes to be issued following the end of the Earnout Period.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. For example, in the fourth quarter of fiscal 2019, we completed the sale of our Lighting Products business unit to IDEAL and in the third quarter of fiscal 2021, we completed the sale of our LED Business segment to SMART. If we choose to enter into such transactions, we face certain risks including:
•the failure of an acquired business, investee or joint venture to meet our performance and financial expectations;
•identification of additional liabilities relating to an acquired business;
•loss of existing customers of our current and acquired businesses due to regulatory actions taken by governmental agencies;
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. To date, we do not believe that such unauthorized access has caused us any material damage. We might be unaware of any such access or unable to determine its magnitude and effects. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. In addition, as a result of the COVID-19 pandemic, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
•potential changes in tax laws proposed by the Biden administration and Democratic controlled Congress or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the TCJA and the Coronavirus Aid, Relief and Economic Security Act of 2020;
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Form 10-K and the 2020 Form 10-K Recast). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $31.45 to a high of $128.28 during the twelve months ended March 28, 2021. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
As of March 28, 2021, our indebtedness consisted of $424.8 million aggregate principal amount of our 2023 Notes and $575.0 million aggregate principal amount of our 2026 Notes (collectively with the 2023 Notes, the Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the state courts of North Carolina will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or agents.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for all litigation relating to our internal affairs, including without limitation (i) any derivative action or proceeding brought on behalf of Cree, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Cree to Cree or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the North Carolina Business Corporation Act (the NCBCA), our restated articles of incorporation, as amended, or our amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine, shall be the state courts of North Carolina, or if such courts lack jurisdiction, a federal court located within the State of North Carolina, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any such action filed in a North Carolina state court shall be designated by the party filing the action as a mandatory complex business case. In any such action where the NCBCA specifies the division or county wherein the action must be brought, the action shall be brought in such division or county.
If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated October 18, 2020, between Cree Inc., SMART Global Holdings, Inc. and CreeLED, Inc., as amended		8-K	2.1	3/2/2021
10.1	Equity Distribution Agreement by and among Cree, Inc. and Wells Fargo Securities, LLC, BMO Capital Markets Corp., BofA Securities Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Truist Securities, Inc., dated February 11, 2021		8-K	1.1	2/12/2021
10.2	Purchase Price Promissory Note between SMART Global Holdings, Inc., as maker, and Cree, Inc., as holder	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Cree, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Cree Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 formatted in Inline XBRL (included in Exhibit 101)	X

^ Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREE, INC.

April 29, 2021

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)