Form 10-K
period 2021-06-27
CREE, INC.
filed 2021-08-18
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 27, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 24, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,353,289,108 (based on the closing sale price of $103.10 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 12, 2021 was 115,885,032.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 25, 2021 are incorporated by reference into Part III.

CREE, INC.
FORM 10-K
For the Fiscal Year Ended June 27, 2021

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

PART I

Item 1. Business
Overview
Cree, Inc. (Cree, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. Our silicon carbide and GaN materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems.
During and prior to fiscal 2021, we designed, manufactured and sold specialty lighting-class light emitting diode (LED) products targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays. On March 1, 2021, we completed the sale of certain assets and subsidiaries comprising our former LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture). We retained certain assets used in and pre-closing liabilities associated with the LED Products segment.
In addition, we previously designed, manufactured and sold LED lighting fixtures and lamps for the commercial, industrial and consumer markets. We referred to these product lines as the Lighting Products business unit. On May 13, 2019, we sold our Lighting Products business unit to IDEAL Industries, Inc. (IDEAL). The Lighting Products business unit represented the Lighting Products segment disclosed in our historical financial statements.
As a result, we have classified the results and cash flows of our former LED Products segment and our former Lighting Products business unit as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations of the former LED Products segment are classified as held for sale as of June 28, 2020 in the consolidated balance sheets. Unless otherwise noted, discussions within this Annual Report relate to our continuing operations.
Our continuing operations consist of our Wolfspeed business, which includes silicon carbide and GaN materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications. In January 2021, we announced plans to change our corporate name from Cree, Inc. to Wolfspeed, Inc. in the later part of this calendar year.
The majority of our products are manufactured at our production facilities located in North Carolina, California and Arkansas. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We maintain captive lines at some of our contract manufacturers. Additionally, we are in the process of building a silicon carbide device fabrication facility in New York. We operate research and development facilities in North Carolina, California, Arkansas, Arizona and New York.
Cree, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.
Products
Silicon Carbide and GaN Materials
Our silicon carbide materials products consist of silicon carbide bare wafers, epitaxial wafers, and GaN epitaxial layers on silicon carbide wafers. Our silicon carbide materials are targeted for customers who use them to manufacture products for RF, power and other applications. Corporate, government and university customers also buy silicon carbide and GaN materials for research and development directed at RF and power devices.

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
Research and Development
We invest significant resources in research and development. Our research and development activity includes efforts to:
•develop silicon carbide materials and fabrication technology for a 200mm platform;
•develop higher performance power diodes, switches and packages, and higher power/linearity RF devices;
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
Sales and Marketing
We have continued to make investments to expand our sales, marketing and technical applications support, as well as distribution capabilities to further enable new and existing customers to design and implement our silicon carbide and GaN materials, power, and RF technology into their products. We also have continued to make investments to promote and build market awareness of our Wolfspeed brand. Our sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.
Customers
We have a small number of customers who represent more than 10% of our consolidated revenue. ST Microelectronics, Inc. (ST Microelectronics) accounted for 18%, 19% and 11% of our total consolidated revenue from continuing operations in fiscal 2021, 2020 and 2019, respectively. Sumitomo Corporation (Sumitomo) accounted for 10%, 14% and 14% of our total consolidated revenue from continuing operations in fiscal 2021, 2020 and 2019, respectively. Additionally, Arrow Electronics, Inc. accounted for 13% and 14% of our total consolidated revenue from continuing operations in fiscal 2021 and 2019, respectively. For further discussion regarding customer concentration, please see Note 16, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
Distribution
A portion of our products are sold to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers, manufacturers who incorporate our products into their own manufactured goods and ultimate end users of our products. We also utilize third-party sales representatives who generally do not maintain a product inventory; instead, their customers place orders directly with us or through distributors.

Backlog
Our backlog at June 27, 2021 was approximately $763.9 million, compared with a backlog of approximately $602.7 million at June 28, 2020. Because of changes in a number of factors, including manufacturing lead times and customer order patterns, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net revenue for any future period. Significant amounts of our backlog relate to agreements that extend past one year.
Our June 27, 2021 backlog contained $12.6 million of research contracts signed with the U.S. Government, all of which were appropriated as of the last day of fiscal 2021. Our June 28, 2020 backlog contained $18.3 million of research contracts signed with the U.S. Government, all of which were appropriated as of the last day of fiscal 2020. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts.
Manufacturing
We manufacture silicon carbide substrates, silicon carbide MOSFETs, Schottky diodes and power modules as well as GaN on silicon carbide RF devices and LDMOS power transistors. We utilize manufacturing facilities located in the United States in combination with assembly and test subcontractors throughout Asia. Manufacturing assets are managed together through one centralized organization to ensure we leverage scale in asset utilization, purchasing volumes, and overhead costs across the business.
Silicon carbide substrate manufacturing occurs in our highly complex materials factory and involves production of a bare wafer substrate with or without epitaxy. Our front-end processes occur in manufacturing facilities called "wafer fabs". These processes involve several hundred manufacturing steps required for imprinting silicon carbide wafers with the precise circuitry required for semiconductor devices to function. Back-end processes include the assembly, test and packaging of semiconductors to make them suitable for use and sale.
Yields in our manufacturing process can vary and are dependent upon multiple factors including product complexity and performance requirements as well as the maturity of the process. In order to maximize both yield and quality, we maintain in-line process monitoring and testing.
Our substrate and wafer fab manufacturing facilities are certified to ISO 9001, IATF 16949 (automotive), and ISO 14001 (environmental). ISO 9001 is the international standard that specifies requirements for a quality management system and focuses on the ability to consistently provide products and services that meet customer requirements. IATF 16949 is the highest international quality standard for the automotive industry. ISO 14001 is an internationally agreed upon standard for an environmental management system.
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
We are currently experiencing isolated issues with our suppliers related to the COVID-19 pandemic. Most of these issues have related to extensions of lead times or work force restrictions imposed at a regional level. We closely monitor deliveries with suppliers to help us have the opportunity to decrease or eliminate any future delays. For raw materials used in semiconductor production, the global semiconductor shortage has put pressure on the ability to obtain some raw materials. We have focused on forecasting demand further out in time in order to secure raw materials that may have extended lead times.
Additionally, we are continuing to experience impacts with logistics, including backed up ports and cargo shipment and airline shipment delays. We are closely following logistical impacts as they happen and are working closely with suppliers to prepare shipping arrangements in advance of departure dates to ensure we secure logistics slots.
We have been successful in managing through these issues and we believe our operations are currently not materially impacted by our ability to source raw materials, components and equipment used in manufacturing our products.

Competition
Silicon Carbide and GaN Materials
We have continued to maintain a well-established leadership position in the sale of silicon carbide wafer and silicon carbide and GaN epitaxy products. As market adoption of the technology grows with rapidly expanding power and RF device designs, we have experienced increased competition from companies such as II-VI Advanced Materials, SiCrystal GmbH, IQE plc and Showa Denko K.K. We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.
Power Devices
Our silicon carbide based power devices compete with silicon carbide power semiconductor solutions offered by Infineon Technologies AG, Mitsubishi Electric Corporation (Mitsubishi), ON Semiconductor Corporation, Rohm Co. Ltd., and ST Microelectronics. Our silicon carbide products also compete with silicon semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
RF Devices
Our RF devices compete with Ampleon Netherlands B.V., M/A-COM Technology Solutions Inc., BOWEI Integrated Circuits Co., Ltd., Mitsubishi, NXP Semiconductor N.V., RFHIC, Qorvo, Inc. and Sumitomo, which all offer competing RF products and solutions. Our products also compete with a variety of companies offering silicon and GaAs-based products. Our products compete in the RF semiconductor market on the basis of reliability, performance, design predictability and overall system price.
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 27, 2021, we owned or were the exclusive licensee of 674 issued U.S. patents and approximately 1,425 foreign patents with various expiration dates extending up to 2045, with certain patents expiring in the near term. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license to our customers use of our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our trademarks.
Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common aspect of the semiconductor industry, and we attempt to ensure respect for our intellectual property rights through appropriate actions. The breadth of our intellectual property rights and the extent to which they can be successfully enforced varies across jurisdictions. We both make and receive inquiries regarding possible patent infringements and possible violations of other intellectual property rights in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation in particular is expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry.
Governmental Regulation
We are subject to a variety of federal, state, local and foreign provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions could result in fines and other liabilities to the government or third parties, injunctions requiring us to suspend or curtail operations or other remedies, and could have a material adverse effect on our business.

Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. We, along with the rest of the semiconductor industry, are subject to variable interpretations and governmental priorities concerning environmental laws and regulations.
We endorse and adhere to Environment, Health and Safety (EH&S) standards for all our sites. It is our EH&S goal to design and develop products safely, that realize energy efficiency, minimize environmental impacts, and have sustainable life cycles. In this manner, we are striving to continuously improve our EH&S performance and reduce the overall impacts of our manufacturing processes. To further ensure that we can implement such standards, we are dedicated to:
•providing a safe and healthy work environment for our employees;
•complying with regulatory and other requirements;
•using natural resources, energy, and materials efficiently;
•substituting sustainable resources in place of non-renewable resources;
•reusing or recycling materials wherever technically possible and economically reasonable;
•minimizing waste and disposing of waste safely and responsibly;
•sourcing raw material responsibly;
•implementing specific measures to prevent and minimize hazards to humans; and the environment including pollution prevention; and
•consulting with and encouraging the participation of workers and workers’ representatives, as applicable.
Our EH&S management systems in our manufacturing facilities in Durham and Research Triangle Park, North Carolina and Morgan Hill, California are certified to ISO 14001:2015 for environmental management. The benefits of implementing an environmental management system include improved environmental risk management, cost savings, meeting external stakeholder expectations, ensuring compliance with environmental laws, and decreasing our environmental footprint through discovering new possibilities for energy, water and waste usage reductions.
We are also subject to import-export controls, tariffs and other trade-related regulations and restrictions in countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations, as discussed below in Item 1A of this Report) may have a material impact on our business, including our ability to sell products and to manufacture or source components.
Working Capital
For a discussion of our working capital practices, see “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Human Capital
Employees
As of June 27, 2021, we employed 3,466 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.
Employee Retention and Development
We believe that our future success largely depends upon our continued ability to identify, attract, motivate and retain qualified personnel. Core to our ability to attract and retain talent is our high-performance culture, which is based on our three central values of 1) integrity and respect, 2) ownership and accountability, and 3) ingenuity and passion. We are committed to creating and sustaining a culture where all employees are engaged and can contribute to their full potential. We aim to provide our employees with competitive compensation, as well as opportunities for equity ownership and developmental programs that enable continued learning and growth. We endeavor to utilize recruiting practices that yield qualified and dedicated employees who are driven to achieve our vision.
We are committed to offering an environment in which employees are ensured equal job opportunities and have a chance for advancement. We also have initiatives in place to reduce our global employee turnover rates, which are monitored and reviewed quarterly. Our goal is to ensure employees can find development and career growth without having to leave Cree.
Compensation and Benefits

We are focused on offering competitive compensation and comprehensive benefit packages designed to promote the physical and emotional well-being and financial health of our employees. Our total compensation package includes base pay, bonuses, stock-based compensation, employee stock purchase plans, employee referral bonuses, adoption assistance and a family care program.
Health and Safety
The safety, health, and overall well-being of our employees and contractors is integrated into the way we do business. We aim to provide a safe and healthy work environment through various measures, including accountability for health and safety performance with line management, setting acceptable levels of risk based on government regulation or industry best practice, and evaluating health and safety incidents to prevent recurrence, among other programs.
In response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, customers and suppliers. In line with guidance from the World Health Organization, local health authorities and other governmental authorities, we have implemented numerous preventative hygiene and safety measures at our facilities. As the pandemic continues, the health and well-being of our workforce remains a top priority while we work to ensure productivity for those employees working from home. When we begin a transition to return to the office, we are planning to offer a 'work where it works' arrangement that allows employees to continue to have the option of working remotely.
Diversity and Inclusion
We believe diversity, equity, and inclusion drives better business results and makes all of us better employees and people. We are striving to build an environment where inclusivity is real and active, rather than theoretical and static. We celebrate our employees’ differences and authenticity, and understand that diverse ideas, perspectives, thinking styles, and backgrounds produce higher quality decisions, enabling us to solve problems other companies consider to be impossible. Our efforts to foster a diverse and inclusive workplace include Employee Resources Groups (“ERGs”), a Diversity, Equity and Inclusion leadership team that partners with our Human Resources department and various scholarship programs in our surrounding communities. We believe these initiatives help contribute to the development of future leaders, increased employee engagement and expanded market reach.
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
Our financial condition and results of operations for fiscal 2022 and future periods may be adversely affected by the COVID-19 pandemic or other outbreak of infectious disease or similar public health threat.
Although vaccines have become generally available in the United States and certain other countries, COVID-19 continues to spread both domestically and globally. At the start of the pandemic, authorities implemented numerous restrictive measures to try to contain the virus and the variants of the virus that cause COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures significantly impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. Additionally, we experienced a delay in customer demand.
We have significant manufacturing operations in the United States and contract manufacturing agreements in Asia, which were affected by the pandemic and the measures to try to contain it. In the United States, we initially experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. At some of our contract manufacturers in Asia, which include captive lines, we are currently experiencing, and may continue to experience, some disruptions in supply from containment measures.
In the United States, restrictions were gradually lifted as vaccinations became increasingly available and the portion of vaccinated individuals increased. However, despite significant declines in the number of new cases, COVID-19 cases have recently started to rise across the country. Vaccine resistance, coupled with the emergence of fast-spreading variants have introduced renewed uncertainty into whether additional measures will be implemented to combat the spread of COVID-19. There is considerable uncertainty regarding such measures and potential future measures. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our ability to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.
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
The spread of COVID-19 and its variants has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and its variants, and our ability to perform critical functions could be harmed. In addition, in light of concerns about the spread of COVID-19 and its variants, our workforce has at times been operating at reduced levels at our manufacturing facilities and at the facilities of some of our contract manufacturers, which may continue to have an adverse impact on our ability to timely meet future customer orders.
The duration of the business disruption and related financial impact of the pandemic cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19, its variants or any other health epidemic will further impact our operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants, the efficacy and effectiveness of vaccines, and the actions to contain the virus or treat its impact, among others.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the construction of a state-of-the-art, automated 200mm capable silicon carbide device fabrication facility and an expansion of our materials factory;
•manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, our logistics operations, or our customers;
•expand the capability of our information systems to support a more complex business, such as our current initiative to implement a new company-wide enterprise resource planning (ERP) system;
•be successful in securing design-ins across our end markets, including automotive applications;
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
While we intend to continue to focus on managing our costs and expenses, we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In connection with our efforts to cost-effectively manage our growth, we have increasingly relied on contractors for production capacity, logistics support and certain administrative functions including hosting of certain information technology software applications. If our contract manufacturers (including those at which we maintain captive lines) or other service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, or an impact on employee morale. Our operations may also be negatively impacted if any of these contract manufacturers or other service providers do not have the financial capability to meet our growing needs.
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In September 2019, we announced the intent to build a new device fabrication facility in Marcy, New York to complement the factory expansion underway at our United States campus headquarters in Durham, North Carolina. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:
•design and construction delays and cost overruns;
•issues in installing and qualifying new equipment and ramping production;
•poor production process yields and reduced quality control; and
•insufficient personnel with requisite expertise and experience to operate a device fabrication facility.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. Currently, we are focusing on increasing production capacity. If we are not able to increase our production capacity at our targeted rate or if there are unforeseen costs associated with increasing our capacity levels, we may not be able to achieve our financial targets. We may be unable to build or qualify new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
We operate in industries that are subject to significant fluctuation in supply and demand and ultimately pricing, which affects our revenue and profitability.
The industries we serve are in different stages of adoption and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards and fluctuations in product supply and demand. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles and continuous advancements in process technologies and manufacturing facilities. As the markets for our products mature, additional fluctuations may result from variability and consolidations within the industry’s customer base. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and aggressive pricing actions by our competitors. These fluctuations have also been characterized by higher demand for key components and equipment used in, or in the manufacture of, our products resulting in longer lead times, supply delays and production disruptions. We have experienced these conditions in our business and may experience such conditions in the future, which could have a material negative impact on our business, results of operations or financial condition.
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
We sell a portion of our products to distributors. We rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance. Similarly, we have the ability to add, consolidate, or remove distributors.
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
We receive a significant amount of our revenue from a limited number of customers and distributors, three of which individually represented more than 10% of our consolidated revenue from continuing operations in fiscal 2021. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase from unpredictable and unstable changes in economic conditions, including recession, inflation, or other changes, which may negatively affect key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, if our key suppliers were unable to support our demand for any reason or if we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

We rely on arrangements with independent shipping companies for the delivery of our products from vendors and to customers both in the United States and abroad. The failure or inability of these shipping companies to deliver products or the unavailability of shipping or port services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs, oil costs and added security.
The risks mentioned above, including our sole source or limited source suppliers' ability to produce products and adequately access capital, and our ability to arrange effective shipping arrangements, may further increase due to the ongoing COVID-19 pandemic.
In our fabrication process, we consume a number of precious metals and other commodities, which are subject to high price volatility and the potential impacts of increased inflation. Our operating margins could be significantly affected if we are not able to pass along price increases to our customers. In addition, production could be disrupted by the unavailability of the resources used in production such as water, silicon, electricity and gases. Future environmental regulations could restrict supply or increase the cost of certain of those materials.
Our revenue is highly dependent on our customers’ ability to produce, market and sell more integrated products.
Our revenue depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, power and RF products or systems using our substrates, die, components or modules. Even if our customers are able to develop and produce products or systems that incorporate our substrates, die, components or modules, there can be no assurance that our customers will be successful in marketing and selling these products or systems in the marketplace.
Our results may be negatively impacted if customers do not maintain their favorable perception of our brands and products.
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on customer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), our previously announced intention to change our corporate name from "Cree, Inc." to "Wolfspeed, Inc.", a failure to maintain the quality of our products (whether perceived or real), the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
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

We provide standard warranty periods of 90 days on our products, with longer periods under a limited number of customer contracts. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
As a result of our continued expansion into new markets, we may compete with existing customers who may reduce their orders.
Through organic growth and acquisitions, we continue to expand into new markets and new market segments. Many of our existing customers who purchase our Wolfspeed substrate materials develop and manufacture devices, die and components using those wafers that are offered in the same power and RF markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our Wolfspeed substrate materials. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
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
Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. The U.S. Government has imposed, and in the future may impose, restrictions on shipments to some of our current customers. Government restrictions on sales to certain foreign customers will reduce company revenue and profit related to those customers in the short term and could have a potential long-term impact.
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
For example, the United States has imposed significant tariffs on Chinese-made goods, which the Biden administration has so far left in place. The tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the Biden administration and Democratic control of Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. For example, President Biden has proposed, among other changes to the tax code, an increase in the U.S. corporate income tax rate from 21% to 28% and an increase of the U.S. tax rate on foreign income from 10% to 21%. In addition, the U.S. Treasury Department recently proposed the adoption of a global minimum corporate tax rate of at least 15%, which has been largely supported by the international community. Such proposals, if enacted, would result in a higher U.S. corporate income tax rate than is currently in effect. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
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
On March 1, 2021, we completed the sale of our former LED Products segment to SMART pursuant to the Asset Purchase Agreement dated October 18, 2020 (the LED Purchase Agreement). We are subject to a number of risks associated with this transaction, including risks associated with:
•issues, delays or complications in completing required transition activities to allow the LED Business to operate under the SMART portfolio of businesses after the closing, including incurring unanticipated costs to complete such activities;
•the diversion of our management’s attention away from the operation of the business we are retaining;

•the restrictions on and obligations with respect to our business set forth in the transition services agreement and the Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), in each case between us and CreeLED;
•the need to provide transition services in connection with the transaction;
•any required payments of indemnification obligations under the LED Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants;
•our failure to realize the full purchase price anticipated under the LED Purchase Agreement, including the ability of the LED Business to generate revenue and gross profit in the first four full fiscal quarters following the closing (the Earnout Period) sufficient to result in payment of the targeted earnout payment; and
•the ability of SMART to pay the unsecured promissory note issued to us at the closing of the transaction and the additional unsecured promissory notes to be issued following the end of the Earnout Period.
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
On May 13, 2019, we closed the sale of our former Lighting Products business unit to IDEAL. We are subject to a number of risks associated with this transaction, including risks associated with:
•any required payments of indemnification obligations under the Purchase Agreement with IDEAL for retained liabilities and breaches of representations, warranties or covenants; and
•our failure to realize the full purchase price anticipated under the Purchase Agreement with IDEAL, including the ability of the Lighting Products business unit to generate adjusted EBITDA in the third year post-closing sufficient to result in payment of the targeted earnout or any earnout payment. We do not currently expect to receive any of the targeted earnout payment.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments, joint ventures, divestitures, or spin-offs. If we choose to enter into such strategic transactions, we face certain risks including:
•the failure of an acquired business, investee or joint venture to meet our performance and financial expectations;
•identification of additional liabilities relating to an acquired business;
•loss of customers due to perceived conflicts or competition with such customers or due to regulatory actions taken by governmental agencies;
•that we are not able to enter into acceptable contractual arrangements with the significant customers of an acquired business;
•difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business;
•that we are not able to develop and expand customer bases and accurately anticipate demand from end customers, which can result in increased inventory and reduced orders if we experience wide fluctuations in supply and demand;
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. To date, we do not believe that such unauthorized access has caused us any material damage. We might be unaware of any such access or unable to determine its magnitude and effects. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position, result in a loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damage caused by the incident, divert management's attention and other resources, and reduce the value of our investment in research and development. In addition, as a result of the COVID-19 pandemic, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
Risks related to legal, regulatory, accounting, tax and compliance matters
We may be required to recognize a significant charge to earnings if our goodwill or other assets become impaired.
Goodwill and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization and slower growth rates in our industry. In the first quarter of fiscal 2021, we determined we would more likely than not sell all or a portion of the assets comprising our former LED Products segment below carrying value. As a result of this triggering event, we recorded an impairment to goodwill of $105.7 million as of September 27, 2020. Additionally, in the second quarter of fiscal 2021, we recorded an additional impairment to goodwill of $6.9 million.

For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. In the fourth quarter of fiscal 2021, we modified our long-range plan regarding a portion of our Durham, North Carolina campus originally intended for expanding our LED production capacity that we had considered using to expand the manufacturing footprint for our silicon carbide materials product line. After we complete our current ongoing silicon carbide materials production capacity expansion in Durham, we now plan on further expansion of our silicon carbide materials production capacity outside of the Durham campus. As a result, we have decided we will no longer complete the construction of certain buildings on the Durham campus. Accordingly, an expense of $73.9 million was recorded upon an updated valuation of the property.
The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products may impact the demand for our products. For example, efforts to change, eliminate or reduce industry or regulatory standards could negatively impact our business. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
Changes in our effective tax rate may affect our results.
Our future effective tax rates may be affected by a number of factors including:
•the jurisdiction in which profits are determined to be earned and taxed;
•potential changes in tax laws proposed by the Biden administration and Democratic controlled Congress or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 (the TCJA) and the Coronavirus Aid, Relief and Economic Security Act of 2020;
•the imposition of the proposed global corporate minimum tax rate;
•the resolution of issues arising from tax audits with various authorities;
•changes in the valuation of our deferred tax assets and liabilities;
•the potential restructuring of our existing legal entities, including our Luxembourg holding company;
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
In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to significant costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses, such as permit costs, associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes.
Our results could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies, including changes in the accounting standards to be applied.
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
Likewise, our results may be impacted due to changes in the accounting standards to be applied, such as the increased use of fair value measurement standards and changes in revenue recognition requirements.
Regulations related to conflict-free minerals may force us to incur additional expenses.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. Our most recent disclosure regarding our due diligence was filed on June 1, 2021 for calendar year 2020. These requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these requirements.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $57.51 to a high of $128.28 during the twelve months ended June 27, 2021. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, speculation on our go-forward strategy, competition in some of the markets we address such as electric vehicles and 5G, the ramp up of our Wolfspeed business, and the effect of tariffs or COVID-19 on our business, may have a dramatic effect on our stock price.
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
As of June 27, 2021, our indebtedness consisted of $424.8 million aggregate principal amount of our 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) and $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes and collectively with the 2023 Notes, the Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our products are also produced at our owned manufacturing facility located in Research Triangle Park (RTP), North Carolina, and at leased facilities in Morgan Hill, California and Fayetteville, Arkansas. Some of our products are also produced at contract manufacturing facilities throughout Asia. We maintain captive lines at some of our contract manufacturers.
Our RTP facility sits on 55 acres of owned land.
We are currently building a new silicon carbide device fabrication facility on 55 acres of leased land in Marcy, New York, to expand capacity for our silicon carbide device business. When complete, the facility will be a significant production facility.
We also maintain sales and support offices in leased office premises in North America, Asia, and Europe.
Details on our significant owned and leased facilities as of June 27, 2021 are as follows:

Location	Principal Use	Approximate square footage
Owned Facilities
Durham, North Carolina	Administrative, Production and R&D	916,000
Research Triangle Park, North Carolina	Production	189,000

Leased Facilities
Morgan Hill, California	Production	84,000
Fayetteville, Arkansas	R&D/Production	36,000

Item 3. Legal Proceedings
The information required by this item is set forth under Note 15, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the Nasdaq Global Select Market and is quoted under the symbol CREE. There were 244 holders of record of our common stock as of August 12, 2021. Holders of record are defined as those shareholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
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
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Electronic Components Index, assuming an investment of $100.00 on June 26, 2016 and the reinvestment of dividends.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
6/26/2016
6/25/2017
6/24/2018
6/30/2019
6/28/2020
6/27/2021
Cree, Inc.
Nasdaq Composite Index
Nasdaq Electronic Components Index

	6/26/2016	6/25/2017	6/24/2018	6/30/2019	6/28/2020	6/27/2021
Cree, Inc.	$100.00	$106.07	$199.41	$235.06	$241.59	$412.51
Nasdaq Composite Index	100.00	134.64	167.08	175.83	216.48	320.94
Nasdaq Electronic Components Index	100.00	142.30	201.60	201.96	247.65	372.68
Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2021.

Dividends
In the past, we have not declared or paid cash dividends on our common stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determinations to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our indebtedness, and other factors deemed relevant by our board of directors.
Item 6. Selected Financial Data
We have early adopted recent amendments to Item 301 of Regulation S-K, which no longer require presentation of selected financial information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Unless otherwise noted, the following information and discussion relates to our continuing operations.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Pandemic. While certain COVID-19 vaccines have been approved and are now generally available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. In light of the increasing percentage of vaccinated individuals, many previously implemented restrictions have gradually been lifted. While the number of new cases is significantly below the levels witnessed at the height of the pandemic, there has been a recent uptick in the number of new cases. Despite the availability of vaccines, COVID-19 continues to spread globally and to impact the locations where we do business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. In order to combat the pandemic, significant business and travel restrictions and changes to behavior intended to reduce its spread were implemented. The COVID-19 pandemic caused us to modify our business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). In light of the recent uptick in the number of new cases, the COVID-19 pandemic could continue to affect us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' and contract manufacturers' ability to fulfill our orders, and the overall impact of the aforementioned items that could cause output challenges and increased costs. The potential continued spread of COVID-19 and any of its variants could result in a number of additional adverse effects, including additional laws and regulations affecting our business, restoration and/or expansion of restrictions, fluctuations in foreign currency markets and the credit risks of our customers. We continue to pay close attention to the evolving development of, and the disruption to business and economic activities caused by, the COVID-19 pandemic. However, given the dynamic nature of the COVID-19 pandemic, it is not practicable to provide a reasonable estimate of its impact on our financial position, cash flows and operating results at the present.
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
Fiscal 2021 Overview
The following is a summary of our financial results for the year ended June 27, 2021:
•Our year-over-year revenue increased by $54.9 million to $525.6 million.
•Gross margin decreased to 31.3% from 33.7%. Gross profit increased to $164.6 million from $158.5 million.
•Operating loss from continuing operations was $313.9 million in fiscal 2021 compared to $224.1 million in fiscal 2020. As discussed further below, operating loss from continuing operations for fiscal 2021 includes a $73.9 million expense related to the modification of our long-range plan regarding a building site in Durham, North Carolina.
•Diluted loss per share from continuing operations was $3.04 in fiscal 2021 compared to $1.83 in fiscal 2020.
•Combined cash, cash equivalents and short-term investments decreased to $1,154.6 million at June 27, 2021 from $1,239.7 million at June 28, 2020. Net cash used in operating activities of continuing operations was $112.5 million in fiscal 2021 compared to net cash used in operating activities of continuing operations of $91.6 million in fiscal 2020.
•Purchases of property and equipment, net of $10.7 million in reimbursements, was $559.8 million in fiscal 2021 compared to $229.9 million in fiscal 2020.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our planned construction of a state-of-the-art, automated 200mm silicon carbide device fabrication facility and an expansion of our materials factory to expand our silicon carbide capacity, each of which was announced in May 2019. In September 2019, we announced our intention to build the new device fabrication facility in Marcy, New York to complement the factory expansion already underway at our U.S. campus headquarters in Durham, North Carolina. Construction on the new device fabrication facility commenced in the fourth quarter of fiscal 2020 and is expected to start production in fiscal 2022. In fiscal 2022, we expect to incur an estimated $80.0 million of start-up and pre-production costs as we ramp production at the facility.
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
We are focused on investing in our business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules, and GaN and silicon RF devices. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing process, we believe we are in a position to improve yield levels to support our future growth, particularly as we transition to our new device fabrication facility in Marcy, New York.
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

Results of Operations
Selected consolidated statement of operations data for the years ended June 27, 2021, June 28, 2020 and June 30, 2019 is as follows:

	Fiscal Years Ended
	June 27, 2021		June 28, 2020		June 30, 2019
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$525.6	100.0%	$470.7	100.0%	$538.2	100.0%
Cost of revenue, net	361.0	68.7%	312.2	66.3%	294.5	54.7%
Gross profit	164.6	31.3%	158.5	33.7%	243.7	45.3%
Research and development	177.8	33.8%	152.0	32.3%	121.1	22.5%
Sales, general and administrative	181.6	34.6%	181.7	38.6%	168.9	31.4%
Amortization or impairment of acquisition-related intangibles	14.5	2.8%	14.5	3.1%	15.6	2.9%
Abandonment of long-lived assets	73.9	14.1%	—	0.0%	—	0.0%
Loss on disposal or impairment of other assets	1.6	0.3%	1.5	0.3%	5.0	0.9%
Other operating expense	29.1	5.5%	32.9	7.0%	26.6	4.9%
Operating loss	(313.9)	(59.7)%	(224.1)	(47.6)%	(93.5)	(17.4)%
Non-operating expense (income), net	26.3	5.0%	(18.5)	(3.9)%	29.4	5.5%
Loss before income taxes	(340.2)	(64.7)%	(205.6)	(43.7)%	(122.9)	(22.8)%
Income tax expense (benefit)	1.1	0.2%	(8.0)	(1.7)%	(4.4)	(0.8)%
Net loss from continuing operations	(341.3)	(64.9)%	(197.6)	(42.0)%	(118.5)	(22.0)%
Net (loss) income from discontinued operations	(181.2)	(34.5)%	7.0	1.5%	(256.6)	(47.7)%
Net loss	(522.5)	(99.4)%	(190.6)	(40.5)%	(375.1)	(69.7)%
Net income attributable to noncontrolling interest	1.4	0.3%	1.1	0.2%	—	—%
Net loss attributable to controlling interest	($523.9)	(99.7)%	($191.7)	(40.7)%	($375.1)	(69.7)%

Basic and diluted loss per share
Continuing operations	($3.04)		($1.83)		($1.14)
Net loss attributable to controlling interest	($4.66)		($1.78)		($3.62)

Revenue
Revenue was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Revenue	$525.6	$470.7	$538.2	$54.9	12%	($67.5)	(13)%
The increase in revenue for fiscal 2021 compared to fiscal 2020 was primarily due to increases in demand for power and RF devices and increases in production capacity for our power devices.
The decrease in revenue for fiscal 2020 compared to fiscal 2019 was primarily due to the ongoing trade dispute between the United States and China, weakening demand in Asia, and customer demand limitations due to the COVID-19 outbreak.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Gross profit	$164.6	$158.5	$243.7	$6.1	4%	($85.2)	(35)%
Gross margin	31%	34%	45%

Gross Profit and Gross Margin
The increase in gross profit for fiscal 2021 compared to fiscal 2020 was primarily due to increased revenues in the current period.
The decrease in gross margin for fiscal 2021 compared to fiscal 2020 was primarily due to an unfavorable product mix shift and higher factory costs as we continue to bring on additional capacity.
The decrease in gross profit and gross margin for fiscal 2020 compared to fiscal 2019 was primarily due to changes in customer and product mix, higher costs driven by factory and technology transitions, underutilization at some of our facilities and higher inventory reserves related to product manufactured for Huawei Technologies Co., Ltd. in the second quarter of fiscal 2020. The decrease was further impacted by increased stock-based compensation and incremental manufacturing costs related to the COVID-19 pandemic.
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
Research and development expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Research and development	$177.8	$152.0	$121.1	$25.8	17%	$30.9	26%
Percent of revenue	34%	32%	23%
The increases in research and development expenses are primarily due to our continued investment in our silicon carbide and GaN technologies, including the development of existing silicon carbide materials and fabrication technology for next generation platforms and expansion of our power and RF product portfolio.
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
Sales, general and administrative expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Sales, general and administrative	$181.6	$181.7	$168.9	($0.1)	—%	$12.8	8%
Percent of revenue	35%	39%	31%
Sales, general and administrative expenses stayed fairly steady in fiscal 2021 compared to fiscal 2020. Increased salaries and benefits, including incentive based stock-based compensation and commissions, were partially offset by decreased information technology costs and professional and legal fees. Additionally, further offsetting decreases related to a decrease of travel costs as a result of travel restrictions related to the COVID-19 pandemic and employee relocation expenses.
The increase in sales, general and administrative expenses in fiscal 2020 compared to fiscal 2019 was primarily due to increases in salaries and benefits, stock-based compensation and professional service fees related to transition services from the sale of the Lighting Products business unit, offset by decreases in legal fees, sales commissions and travel costs.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we recognize various amortizable intangible assets, including customer relationships, developed technology and non-compete agreements.
Amortization of intangible assets related to our acquisitions was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Customer relationships	$6.1	$6.1	$7.3	$—	—%	($1.2)	(16)%
Developed technology	5.4	5.4	5.4	—	—%	—	—%
Non-compete agreements	3.0	3.0	2.9	—	—%	0.1	3%
Total	$14.5	$14.5	$15.6	$—	—%	($1.1)	(7)%
Amortization of acquisition-related intangibles stayed fairly consistent throughout fiscal 2021, 2020 and 2019 due to the absence of acquisition-related intangible activity between the periods, as well as no impairments.
The slight decrease in fiscal 2020 compared to fiscal 2019 was due to certain intangible assets relating to customer relationships reaching the end of their amortization period in fiscal 2019 and the reclassification of $0.9 million of developed technology, net to a right-of-use asset in accordance with our adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842, "Leases", due to the value representing a favorable lease.
Abandonment on Long-Lived Assets
In the fourth quarter of fiscal 2021, we modified our long-range plan regarding a portion of our Durham, North Carolina campus originally intended for expanding our LED production capacity that we had considered using to expand the manufacturing footprint for our silicon carbide materials product line. After we complete our current ongoing silicon carbide materials production capacity expansion in Durham, we now plan on further expansion of our silicon carbide materials production capacity outside of the Durham campus. As a result, we have decided we will no longer complete the construction of certain buildings on the Durham campus. Accordingly, an expense of $73.9 million was recorded upon an updated valuation of the property in connection with the preparation of our financial statements for the period ended June 27, 2021.

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
Loss on disposal or impairment of other assets were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Loss on disposal or impairment of other assets	$1.6	$1.5	$5.0	$0.1	7%	($3.5)	(70)%
Loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.
The loss in fiscal 2019 primarily relates to an impairment of other assets in conjunction with our disposal of the Lighting Products business unit.
Other Operating Expense
Other operating expense was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Factory optimization restructuring	$7.6	$8.5	$4.1	($0.9)	(11)%	$4.4	107%
Severance and other restructuring	3.4	0.6	2.8	2.8	467%	(2.2)	(79)%
Total restructuring costs	11.0	9.1	6.9	1.9	21%	2.2	32%
Project, transformation and transaction costs	7.3	12.2	16.9	(4.9)	(40)%	(4.7)	(28)%
Factory optimization start-up costs	8.0	9.5	1.5	(1.5)	(16)%	8.0	533%
Non-restructuring related executive severance	2.8	2.1	1.3	0.7	33%	0.8	62%
Other operating expense	$29.1	$32.9	$26.6	($3.8)	(12)%	$6.3	24%
Factory optimization restructuring costs relate to facility consolidations as well as disposals on certain long-lived assets. Severance and other restructuring costs relate to corporate restructuring plans. See Note 18, "Restructuring," in our consolidated financial statements included in Item 8 of this Annual Report for additional information on our restructuring costs.
Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes.
Factory optimization start-up costs are additional start-up costs as part of our factory optimization efforts, which began in the fourth quarter of fiscal 2019. These efforts are focused on expanding our production footprint to support expected growth.
The decrease in other operating expense in fiscal 2021 compared to fiscal 2020 was primarily due to decreased project, transformation and transaction costs, partially offset by a slight increase in total restructuring costs.
The increase in other operating expense in fiscal 2020 compared to fiscal 2019 was primarily due to a full year of factory optimization restructuring and start-up costs in fiscal 2020, offset by a decrease in project, transformation and transaction costs and severance and other restructuring.

Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
(Gain) loss on sale of investments, net	($0.4)	($1.5)	$0.1	$1.1	(73)%	($1.6)	(1,600)%
(Gain) loss on equity investment	(8.3)	(14.2)	16.2	5.9	42%	(30.4)	(188)%
Gain on partial debt extinguishment	—	(11.0)	—	11.0	100%	(11.0)	(100)%
Gain on arbitration proceedings	—	(7.9)	—	7.9	100%	(7.9)	(100)%
Interest income	(10.1)	(16.3)	(13.9)	6.2	38%	(2.4)	(17)%
Interest expense	45.4	34.9	26.0	10.5	30%	8.9	34%
Foreign currency (gain) loss, net	(1.3)	(2.0)	1.3	0.7	35%	(3.3)	(254)%
Loss on Wafer Supply Agreement	0.8	—	—	0.8	100%	—	—%
Other, net	0.2	(0.5)	(0.3)	0.7	140%	(0.2)	(67)%
Non-operating expense (income), net	$26.3	($18.5)	$29.4	$44.8	242%	($47.9)	(163)%
(Gain) loss on equity investment. The (gain) loss on equity investment relates to changes in fair value of our previously held ENNOSTAR Inc. (ENNOSTAR) investment.
Our previously held ENNOSTAR equity investment was originally a 16% common stock ownership interest in Lextar Electronics Corporation (Lextar). In June 2020, Lextar announced a plan to restructure under a holding company with EPISTAR Corporation via a share swap. Effective January 6, 2021, we received 0.275 shares of common stock of the holding company named ENNOSTAR for each of our shares of Lextar, representing in the aggregate an approximate 3.3% common stock ownership interest in ENNOSTAR.
In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR. We no longer hold any equity interest in ENNOSTAR.
Gain on partial debt extinguishment. The gain on partial debt extinguishment relates to a gain recognized as a result of spending $144.3 million to repurchase $150.2 million of the principal amount held on our 2023 Notes.
Gain on arbitration proceedings. The gain on arbitration proceedings primarily relates to an award from an arbitration proceeding in the third quarter of fiscal 2020 with a former vendor in which we were awarded damages for defective inventory. Additionally, a small legal settlement was paid in the fourth quarter of fiscal 2020.
Interest income. The decrease in interest income in fiscal 2021 compared to fiscal 2020 was primarily due to significant reductions in investment returns on our short-term investment securities. The increase in interest income in fiscal 2020 compared to fiscal 2019 was primarily due to higher balances on our short-term investments.
Interest expense. The increases in interest expense in both comparative periods was primarily due to the addition of our 2026 Notes, which were sold on April 21, 2020, partially offset by the partial repurchase of our 2023 Notes soon after the sale of the 2026 Notes.
Foreign currency (gain) loss, net. Foreign currency (gain) loss, net primarily consists of remeasurement adjustments resulting from our previously held ENNOSTAR investment and from our international subsidiaries.
Loss on Wafer Supply Agreement. In connection with the completed sale of the LED Products business unit to SMART in fiscal 2021, we entered into the Wafer Supply Agreement, pursuant to which we will supply CreeLED with certain silicon carbide materials and fabrication services for up to four years.

Income Tax Expense (Benefit)
Income tax expense (benefit) and our effective tax rate was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Income tax expense (benefit)	$1.1	($8.0)	($4.4)	9.1	114%	(3.6)	(82)%
Effective tax rate	—%	4%	4%
The change in the effective tax rate from 4% in fiscal 2020 to 0% in fiscal 2021 was primarily due to the increased tax benefit recorded in fiscal 2020 related to net operating loss provisions of the Coronavirus Aid, Relief, and Economic Security Act.
There was no change in the effective tax rate from fiscal 2019 to fiscal 2020.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.
As a result of the LED Business Divestiture and the liquidation of our common stock ownership interest in ENNOSTAR, and as discussed further in Note 14, "Income Taxes," to our consolidated financial statements included in Item 8 of this Annual Report, we are reviewing our legal entity structure and performing the due diligence necessary to understand our ability and desire to restructure our Luxembourg holding company. If we decide to restructure our Luxembourg holding company, which could happen as soon as the first quarter of fiscal 2022, it is reasonably possible that this action could generate taxable income of the right character to utilize all or a portion of our existing $121.8 million of deferred tax assets in Luxembourg. This may result in the release of all or a portion of our valuation allowance on the Luxembourg holding company. The release of this valuation allowance could result in the recognition of $121.8 million of net operating loss deferred tax assets and a decrease to income tax expense in the period the release is recorded. There can be no assurance that we will make the decision to restructure our Luxembourg holding company or, if we do, that we will be able to recognize some or all of the net operating loss deferred tax assets in Luxembourg.
Net Loss from Discontinued Operations

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021		2019 to 2020
Net loss from discontinued operations of the Lighting Products business unit	$—	$—	($317.2)	$—	—%	$317.2	100%
Net (loss) income from discontinued operations of the LED Products business	(181.2)	7.0	60.6	(188.2)	(1)	(53.6)	(88)%
Total	($181.2)	$7.0	($256.6)	($188.2)	(1)	$263.6	103%
(1) Percentage not relevant for analysis.
As discussed above, we have classified the results of our former LED Products segment as discontinued operations in our consolidated statements of operations for all periods presented. Net loss from discontinued operations for fiscal 2021 includes $112.6 million of goodwill impairment, an impairment to assets held for sale associated with the LED Business Divestiture of $19.5 million and a loss on sale of $29.1 million. Additionally, total costs to sell of $27.4 million were recognized throughout fiscal 2021 and fiscal 2020 and are included in net loss from discontinued operations for those periods.
For fiscal 2019, net loss from discontinued operations also includes the operational results of our former Lighting Products business unit, and includes $90.3 million of goodwill impairment as well as a $66.2 million loss on the sale of the Lighting Products business unit.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities and availability under our line of credit. We have a $125 million line of credit as discussed in Note 10, “Long-term Debt,” to our consolidated financial statements included in Item 8 of this Annual Report. The purpose of this facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs.
On April 21, 2020, we issued and sold a total of $575.0 million aggregate principal amount of our 2026 Notes, as discussed in Note 10, “Long-term Debt,” to our consolidated financial statements included in Item 8 of this Annual Report. The total net proceeds of the 2026 Notes was $561.4 million, of which we used $144.3 million to repurchase $150.2 million aggregate principal amount of our 2023 Notes. We expect to use the remainder of the net proceeds for general corporate purposes.
Additionally, in the third quarter of fiscal 2021, we filed a shelf registration statement on Form S-3 to register for possible future sale shares of our common stock. We may offer an indeterminate amount of common stock in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued. The registration statement became automatically effective upon filing with the SEC on February 11, 2021. Using this shelf registration statement, we implemented an at-the-market program (the ATM Program) as described in Note 11, “Shareholders’ Equity,” to our consolidated financial statements included in Item 8 of this Annual Report. The ATM Program was conducted pursuant to an equity distribution agreement (the Equity Distribution Agreement) with Wells Fargo Securities, LLC, BMO Capital Markets Corp., BofA Securities Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Truist Securities, Inc. (the Managers). On February 19, 2021, we announced that we had sold approximately $500.0 million of common stock under the ATM Program. As such, the ATM Program automatically terminated in accordance with the terms of the Equity Distribution Agreement. In total, we sold and received payment for 4,222,511 shares of our common stock at a weighted average price of $118.41 per share for total gross proceeds of approximately $500.0 million and net proceeds of approximately $489.1 million, after $10.0 million in commissions to the Managers and $0.9 million in other offering costs. We expect to use the net proceeds for general corporate purposes.
In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR and received net proceeds of $66.4 million.
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
We are currently building a new silicon carbide device fabrication facility in Marcy, New York, to expand capacity for our silicon carbide device business. We expect to invest more than $1.0 billion in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed in future fiscal years by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). Given our current cash position, we believe we are positioned to adequately fund the construction of the facility.
The full extent to which the COVID-19 pandemic may impact our results of operations or liquidity is uncertain. Our operations have, and likely will continue, to experience supply, labor, demand and output challenges. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor industry, and the economies in which we operate.

To the extent the COVID-19 virus and its variants continue to spread, we believe our future results of operations, including the results for fiscal 2022, could be materially impacted by the COVID-19 pandemic, but at this time we do not expect the impact from the COVID-19 pandemic will have a material effect on our liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations. The ultimate extent to which the COVID-19 pandemic will impact our business depends on future developments, which include the effectiveness and utilization of vaccines for COVID-19 and its variants. New information may emerge concerning the severity of COVID-19 and its variants, and additional actions may be taken in order to contain or limit their spread. To the extent our suppliers continue to be materially and adversely impacted by COVID-19, this could reduce the availability, or result in delays, of materials or supplies to or from us, which in turn could materially interrupt our business operations.
Contractual Obligations
At June 27, 2021, payments to be made pursuant to significant contractual obligations are as follows:

		Payments Due by Period
(in millions of U.S. Dollars)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	12.0	4.5	5.5	1.8	0.2
Finance lease obligations	15.2	3.7	0.9	0.9	9.7
Purchase obligations	470.1	468.9	1.2	—	—
Long-term debt (1)	999.8	—	424.8	575.0	—
Interest payments on long-term debt (2)	59.6	13.8	25.7	20.1	—
Other long-term liabilities (3)	4.6	—	4.6	—	—
Total contractual obligations	$1,561.3	$490.9	$462.7	$597.8	$9.9
(1) Long-term debt represents the principal due on the Notes, but does not include interest expense.
(2) Interest payments on long-term debt represent semi-annual interest payments on the Notes.
(3) Other long-term liabilities as of June 27, 2021 also includes customer deposits of $22.2 million, long-term tax contingencies and other tax liabilities of $3.3 million, and a Wafer Supply Agreement liability of $9.4 million. These liabilities were not included in the table above as they will either not be settled in cash and/or the timing of payments is uncertain.
Operating lease obligations include rental amounts due on leases of certain office and manufacturing space under the terms of non-cancelable operating leases. These leases expire at various times through December 2027. Finance lease obligations primarily include Wolfspeed manufacturing space in Malaysia and a 49-year ground lease on a future silicon carbide device fabrication facility in New York. The leases for our Wolfspeed manufacturing space in Malaysia expire in November 2026 and the 49-year ground lease in New York expires in April 2069.
Purchase obligations represent purchase commitments, including open purchase orders and contracts, and are generally related to the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment.
Financial Condition
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	Change
Cash and cash equivalents	$379.0	$448.8	($69.8)
Short-term investments	775.6	790.9	(15.3)
Total cash, cash equivalents and short-term investments	$1,154.6	$1,239.7	($85.1)
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.

The following table presents the components of our cash conversion cycle:

	Three Months Ended
	June 27, 2021	June 28, 2020	Change
Days of sales outstanding (a)	52	53	(1)
Days of supply in inventory (b)	147	117	30
Days in accounts payable (c)	(92)	(115)	23
Cash conversion cycle	107	55	52
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
b)Days of supply in inventory (DSI) measures the average number of days from procurement to sale of our product. DSI is based on ending inventory and cost of revenue, net for the quarter then ended. DSI is calculated by dividing ending inventory (excluding inventory related to the Wafer Supply Agreement entered into in connection with the LED Business Divestiture) by average cost of revenue, net per day for the respective 90-day period.
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
The increase in the cash conversion cycle was primarily driven by increased inventory balances as we expand production globally and build a raw materials buffer to ensure continuity of supply during the pandemic. Further contributing to the increase was a decrease in accounts payable (excluding amounts related to capital expenditures for our future silicon carbide device fabrication facility in Marcy, New York) while our cost of revenue for the quarter increased.
As of June 27, 2021, we had unrealized losses on our short-term investments of $0.4 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 27, 2021 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or negative market conditions surrounding the COVID-19 pandemic. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of June 27, 2021 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 27, 2021.
Cash Flows
In summary, our cash flows were as follows (in millions of U.S. Dollars):

	Fiscal Years Ended			Year-Over-Year Change
	June 27, 2021	June 28, 2020	June 30, 2019	2020 to 2021	2019 to 2020
Cash (used in) provided by operating activities	($125.5)	($29.0)	$202.3	($96.5)	($231.3)
Cash used in investing activities	(448.6)	(486.9)	(227.1)	38.3	(259.8)
Cash provided by financing activities	504.1	464.3	406.5	39.8	57.8
Effect of foreign exchange changes	0.2	(0.1)	(0.1)	0.3	—
Net (decrease) increase in cash and cash equivalents	($69.8)	($51.7)	$381.6	($18.1)	($433.3)
Cash Flows from Operating Activities
Net cash used in operating activities increased in fiscal 2021 compared to fiscal 2020 primarily due to an increase in net loss during the period and decreased cash provided by operating activities of discontinued operations, as well as slightly decreased working capital.
Net cash from operating activities decreased in fiscal 2020 compared to fiscal 2019 primarily due to cash used from our increased operating loss and a larger annual incentive payment in the first quarter of fiscal 2020 compared to the previous year. Annual incentive payments are made in the first quarter of the subsequent fiscal year.
Total cash flows from operating activities in fiscal 2021, 2020 and 2019 includes ($13.0) million, $62.6 million and $105.1 million of cash (used in) provided by operating activities of discontinued operations.

Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment and payments for patents and licensing rights.
The decrease in net cash used in investing activities in fiscal 2021 compared to fiscal 2020 was primarily due to an increase in property and equipment purchases of $340.6 million partially offset by an increase in net proceeds from short-term investments of $247.8 million, net proceeds from the sale of the LED Business of $43.7 million, net proceeds from the liquidation of our ENNOSTAR equity investment of $66.4 million and $10.7 million of property related reimbursements from the State of New York Urban Development Corporation under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 15, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report.
The increase in net cash used in investing activities in fiscal 2020 compared to fiscal 2019 was primarily due to the net proceeds from the sale of the Lighting Products business unit of $219.0 million received in fiscal 2019. Excluding the proceeds from the sale, cash used in investing activities stayed relatively flat with an increase in property and equipment purchases of $105.2 million offset by a decrease in net purchases of short term investments of $50.6 million.
Total cash used in investing activities in fiscal 2021, 2020 and 2019 includes $0.3 million, $12.4 million and $25.0 million of cash used in investing activities of discontinued operations.
For fiscal 2022, we target approximately $475.0 million of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on the construction of our new silicon carbide fabrication facility in New York and is net of approximately $300.0 million of expected reimbursements from the State of New York Urban Development Corporation under the GDA.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2021 primarily consisted of net proceeds of $503.5 million from issuances of common stock pursuant to the exercise of employee stock options and issuances of common stock in connection with the ATM Program.
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
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 27, 2021 and June 28, 2020. Actual results may differ materially.
Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 27, 2021 and June 28, 2020, our cash equivalents and short-term investments had a fair value of $979.8 million and $1,094.8 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $9.8 million at June 27, 2021 and $10.9 million at June 28, 2020.

Additionally, as part of the completed LED Business Divestiture, we hold a $125 million unsecured promissory note due in August 2023. The promissory note bears interest at the London Interbank Offered Rate (LIBOR) plus 3%. Due to relatively low LIBOR rates as of June 27, 2021, combined with the 3% minimum interest rate of the note, a hypothetical decrease in interest rates would result in an immaterial impact to interest income as of June 27, 2021.
As of June 27, 2021, we maintain a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. As of June 27, 2021 and June 28, 2020, no balances were outstanding under the line of credit.
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
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 27, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Our significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Annual Report. We believe that the following are our most critical accounting policies and estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting policies and the related disclosures with the Audit Committee of our Board of Directors.
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

We provide our customers with limited rights of return for non-conforming shipments. We estimate an allowance for anticipated sales returns based upon an analysis of historical sales returns and other relevant data. We recognize an allowance for non-conforming returns at the time of sale as a reduction of product revenue. We adopted FASB ASC 606 "Revenue from Contracts with Customers" (ASC 606) on June 25, 2018 using the modified retrospective approach. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 4, "Revenue Recognition" for additional information related to the adoption of ASC 606.
For the year ended June 27, 2021, 26% of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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

Inventories
Inventories are stated at the lower of cost or net realizable value. We write-down our inventories for estimated obsolescence equal to the difference between the cost of the inventory and its estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we adjust for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. In addition, our international sales and purchases are subject to numerous United States and foreign laws and regulations which may limit or restrict our sales and shipments to foreign customers. Any adjustment to our inventories as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established lower-cost basis.
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

Stock-Based Compensation
We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. We currently use the Black-Scholes option-pricing model to estimate the fair value of our Employee Stock Purchase Plan (ESPP) awards. The grant date fair value of performance stock units that vest upon meeting certain market conditions is estimated using the Monte Carlo valuation model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.
Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in our financial statements. For restricted stock and stock unit awards, grant date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term. As of June 27, 2021, we have $73.4 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.88 years.
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
Long-Lived Assets
We evaluate long-lived assets such as property, equipment and finite-lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being used, or a significant change, delay or departure in our strategy for that asset. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, the economic life of the asset, sales volumes, prices, cost of capital, tax rates, and capital spending. These factors are often interdependent and therefore do not change in isolation. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized. Our impairment loss calculations require that we apply judgment in estimating future cash flows and asset fair values, including estimating useful lives of the assets. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to recognize additional impairment losses which could be material to our results of operations. For example, we recognized an impairment to assets held for sale associated with the LED Business Divestiture of $19.5 million during the second fiscal quarter of 2021.
After an impairment loss is recognized, a new, lower cost basis for that long-lived asset is established. Subsequent changes in facts and circumstances do not result in the reversal of a previously recognized impairment loss.
Government Grant Disbursements
Government grant disbursements are recognized when there is reasonable assurance that: (1) we will comply with the relevant conditions and (2) the grant disbursement will be received. We receive grant disbursements from the State of New York Development Corporation relating to property, plant and equipment purchases in connection with our construction of a new silicon carbide device fabrication facility in Marcy, New York. Grant disbursements are recorded as a reduction to the related asset(s), which then reduces depreciation expense over the expected useful life of the asset on a straight-line basis.

Goodwill
We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by FASB ASC 350, “Intangibles - Goodwill and Other”, may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. We have determined that we operate as one operating and reportable segment.
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
We compare the fair value of the reporting unit to its carrying value, including goodwill. We derive a reporting unit’s fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The market and income approaches require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate from the capital asset pricing model and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge. The fair values are reconciled back to our consolidated market capitalization.
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
Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that may have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal counsel and recent legal rulings by the appropriate regulatory bodies, among other factors. As additional information becomes available, we reassess the potential liability related to our pending and threatened claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See also a discussion of specific contingencies in Note 15, “Commitments and Contingencies,” to our consolidated financial statements in Item 8 of this Annual Report.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cree, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cree, Inc. and its subsidiaries (the “Company”) as of June 27, 2021 and June 28, 2020, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended June 27, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2021 and June 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on July 1, 2019, and the manner in which it accounts for revenues from contracts with customers on June 25, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Reserves for distributor programs - Ship and debit and price protection rights

As described in Note 2 to the consolidated financial statements, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within the Company’s standard commercial terms. Certain distributors may be provided limited rights that allow them to return a portion of inventory and receive credits for changes in selling price (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program. Distributor sales account for approximately 26% of total net revenue of $525.6 million for the year ended June 27, 2021 and the associated reserves for ship and debit and price protection rights programs to distributors make up a portion of the accrued contract liabilities account balance of $22.9 million. Under the Company’s ship and debit program, subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling the particular part to that customer. If the Company approves an allowance and the distributor resells the product to the target customer, the Company credits the distributor according to the allowance the Company approved. Under the price protection rights program, if the Company issues a new price book for its products, the Company will provide a credit to certain distributors for inventory quantities on hand. The credits associated with these programs are applied against the reserve the Company establishes upon initial shipment of product to the distributor. Upon shipment, management uses significant judgment in establishing reserves for the ship and debit and price protection rights programs, which includes developing assumptions related to changes in selling prices.

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

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 18, 2021

We have served as the Company’s auditor since 2013.

CREE, INC.
CONSOLIDATED BALANCE SHEETS

	June 27, 2021	June 28, 2020
in millions of U.S. Dollars, except share data in thousands
Assets
Current assets:
Cash and cash equivalents	$379.0	$448.8
Short-term investments	775.6	790.9
Total cash, cash equivalents and short-term investments	1,154.6	1,239.7
Accounts receivable, net	95.9	72.4
Inventories	166.6	121.9
Income taxes receivable	6.4	6.6
Prepaid expenses	25.7	26.2
Other current assets	27.9	8.7
Current assets held for sale	1.6	1.3
Current assets of discontinued operations	—	116.0
Total current assets	1,478.7	1,592.8
Property and equipment, net	1,292.3	770.8
Goodwill	359.2	349.7
Intangible assets, net	140.5	156.9
Long-term receivables	138.4	—
Other long-term investments	—	55.9
Deferred tax assets	1.0	1.2
Other assets	35.5	33.6
Long-term assets of discontinued operations	1.2	270.1
Total assets	$3,446.8	$3,231.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$381.1	$189.8
Accrued contract liabilities	22.9	14.2
Income taxes payable	0.4	1.2
Finance lease liabilities	5.2	3.6
Other current liabilities	38.6	22.2
Current liabilities of discontinued operations	0.6	60.2
Total current liabilities	448.8	291.2
Long-term liabilities:
Convertible notes, net	823.9	783.8
Deferred tax liabilities	2.5	1.8
Finance lease liabilities - long-term	10.0	11.4
Other long-term liabilities	44.5	43.8
Long-term liabilities of discontinued operations	0.6	9.8
Total long-term liabilities	881.5	850.6
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 27, 2021 and June 28, 2020; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 27, 2021 and June 28, 2020; 115,691 and 109,230 shares issued and outstanding at June 27, 2021 and June 28, 2020, respectively	0.1	0.1
Additional paid-in-capital	3,676.8	3,106.2
Accumulated other comprehensive income	2.7	16.0
Accumulated deficit	(1,563.1)	(1,039.2)
Total shareholders’ equity	2,116.5	2,083.1
Noncontrolling interest from discontinued operations	—	6.1
Total equity	2,116.5	2,089.2
Total liabilities and shareholders’ equity	$3,446.8	$3,231.0
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
in millions of U.S. Dollars, except share data
Revenue, net	$525.6	$470.7	$538.2
Cost of revenue, net	361.0	312.2	294.5
Gross profit	164.6	158.5	243.7
Operating expenses:
Research and development	177.8	152.0	121.1
Sales, general and administrative	181.6	181.7	168.9
Amortization or impairment of acquisition-related intangibles	14.5	14.5	15.6
Abandonment of long-lived assets	73.9	—	—
Loss on disposal or impairment of other assets	1.6	1.5	5.0
Other operating expense	29.1	32.9	26.6
Operating loss	(313.9)	(224.1)	(93.5)
Non-operating expense (income), net	26.3	(18.5)	29.4
Loss before income taxes	(340.2)	(205.6)	(122.9)
Income tax expense (benefit)	1.1	(8.0)	(4.4)
Net loss from continuing operations	(341.3)	(197.6)	(118.5)
Net (loss) income from discontinued operations	(181.2)	7.0	(256.6)
Net loss	(522.5)	(190.6)	(375.1)
Net income from discontinued operations attributable to noncontrolling interest	1.4	1.1	—
Net loss attributable to controlling interest	($523.9)	($191.7)	($375.1)

Basic and diluted loss per share
Continuing operations	($3.04)	($1.83)	($1.14)
Net loss attributable to controlling interest	($4.66)	($1.78)	($3.62)

Weighted average shares - basic and diluted (in thousands)	112,346	107,935	103,576
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
in millions of U.S. Dollars
Net loss	($522.5)	($190.6)	($375.1)
Other comprehensive income (loss):
Currency translation gain	—	—	4.4
Reclassification of currency translation gain to loss on sale of discontinued operations	(9.5)	—	—
Net unrealized (loss) gain on available-for-sale securities	(3.8)	6.5	4.5
Comprehensive loss	(535.8)	(184.1)	(366.2)
Net income from discontinued operations attributable to noncontrolling interest	1.4	1.1	—
Comprehensive loss attributable to controlling interest	($537.2)	($185.2)	($366.2)
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
in millions of U.S. Dollars	June 27, 2021	June 28, 2020	June 30, 2019
Operating activities:
Net loss	($522.5)	($190.6)	($375.1)
Net (loss) income from discontinued operations	(181.2)	7.0	(256.6)
Net loss from continuing operations	(341.3)	(197.6)	(118.5)
Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	120.9	97.1	86.2
Amortization of debt issuance costs and discount, net of capitalized interest	32.8	26.2	18.3
Gain on partial extinguishment of debt	—	(11.0)	—
Stock-based compensation	53.2	47.2	42.9
Abandonment of long-lived assets	73.9	—	—
Loss on disposal or impairment of long-lived assets	5.0	4.5	5.0
Amortization of premium/discount on investments	6.9	1.7	2.3
Realized (gain) loss on sale of investments	(0.4)	(1.5)	0.1
(Gain) loss on equity investment	(8.3)	(14.2)	16.2
Foreign exchange (gain) loss on equity investment	(2.2)	(2.2)	1.3
Deferred income taxes	0.9	(0.5)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable, net	(23.5)	(3.2)	(10.4)
Inventories	(44.6)	(8.5)	(24.3)
Prepaid expenses and other assets	(20.0)	(3.0)	(3.6)
Accounts payable, trade	21.7	(7.2)	24.3
Accrued salaries and wages and other liabilities	15.3	(24.9)	40.8
Accrued contract liabilities	(2.8)	5.5	17.2
Net cash (used in) provided by operating activities of continuing operations	(112.5)	(91.6)	97.2
Net cash (used in) provided by operating activities of discontinued operations	(13.0)	62.6	105.1
Cash (used in) provided by operating activities	(125.5)	(29.0)	202.3
Investing activities:
Purchases of property and equipment	(570.5)	(229.9)	(124.7)
Purchases of patent and licensing rights	(5.9)	(4.4)	(3.3)
Proceeds from sale of property and equipment, including insurance proceeds	2.3	2.6	0.3
Purchases of short-term investments	(475.0)	(821.4)	(517.2)
Proceeds from maturities of short-term investments	428.3	460.6	177.4
Proceeds from sale of short-term investments	51.7	118.0	46.4
Reimbursement of property and equipment purchases from long-term incentive agreement	10.7	—	—
Proceeds from sale of business, net	43.7	—	219.0
Proceeds from sale of long-term investment	66.4	—	—
Net cash used in investing activities of continuing operations	(448.3)	(474.5)	(202.1)
Net cash used in investing activities of discontinued operations	(0.3)	(12.4)	(25.0)
Cash used in investing activities	(448.6)	(486.9)	(227.1)
Financing activities:
Proceeds from long-term debt borrowings	30.0	—	95.0
Payments on long-term debt borrowings, including finance lease obligations	(30.4)	(145.1)	(387.0)
Proceeds from issuance of common stock	539.7	76.4	158.0
Tax withholding on vested equity awards	(36.2)	(16.9)	(21.6)
Proceeds from convertible notes	—	575.0	575.0
Payments of debt issuance costs	—	(13.6)	(12.9)
Refunds on incentive-related escrow deposits	1.5	—	—
Incentive-related refundable escrow deposits	—	(11.5)	—
Commitment fee on long-term incentive agreement	(0.5)	—	—
Cash provided by financing activities	504.1	464.3	406.5
Effects of foreign exchange changes on cash and cash equivalents	0.2	(0.1)	(0.1)
Net change in cash and cash equivalents	(69.8)	(51.7)	381.6
Cash and cash equivalents, beginning of period	448.8	500.5	118.9
Cash and cash equivalents, end of period	$379.0	$448.8	$500.5
The accompanying notes are an integral part of the consolidated financial statements

CREE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Equity
	Number of Shares	Par Value
Share data in thousands, U.S. Dollar information in millions
Balance at June 24, 2018	101,488	$0.1	$2,549.1	($482.7)	$0.6	$2,067.1	$5.0	$2,072.1
Net loss	—	—	—	(375.1)	—	(375.1)	—	(375.1)
Currency translation gain	—	—	—	—	4.4	4.4	—	4.4
Unrealized gain on available-for-sale securities	—	—	—	—	4.5	4.5	—	4.5
Comprehensive loss						(366.2)	—	(366.2)
Tax withholding on vested equity awards	—	—	(21.6)	—	—	(21.6)	—	(21.6)
Adoption of ASC 606	—	—	—	10.3	—	10.3	—	10.3
Stock-based compensation	—	—	78.0	—	—	78.0	—	78.0
Exercise of stock options and issuance of shares	5,082	—	158.0	—	—	158.0	—	158.0
Issuance of convertible notes due September 1, 2023	—	—	110.6	—	—	110.6	—	110.6
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net loss	—	—	—	(191.7)	—	(191.7)	1.1	(190.6)
Unrealized gain on available-for-sale securities	—	—	—	—	6.5	6.5	—	6.5
Comprehensive loss						(185.2)	1.1	(184.1)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)	—	(16.9)
Stock-based compensation	—	—	54.9	—	—	54.9	—	54.9
Exercise of stock options and issuance of shares	2,660	—	76.4	—	—	76.4	—	76.4
Issuance of convertible notes due May 1, 2026	—	—	145.4	—	—	145.4	—	145.4
Partial extinguishment of convertible notes due September 1, 2023	—	—	(27.7)	—	—	(27.7)	—	(27.7)
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net loss	—	—	—	(523.9)	—	(523.9)	1.4	(522.5)
Reclassification of currency translation gain to loss on sale of discontinued operations	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Comprehensive loss						(537.2)	1.4	(535.8)
Tax withholding on vested equity awards	—	—	(36.2)	—	—	(36.2)	—	(36.2)
Stock-based compensation	—	—	67.1	—	—	67.1	—	67.1
Exercise of stock options and issuance of shares	2,238	—	50.6	—	—	50.6	—	50.6
Issuance of shares under the at-the-market offering program, net of issuance costs	4,223	—	489.1	—	—	489.1	—	489.1
Reclassification of noncontrolling interest to loss on sale of discontinued operations	—	—	—	—	—	—	(7.5)	(7.5)
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5	$—	$2,116.5
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
Previously, the Company designed, manufactured and sold specialty lighting-class light emitting diode (LED) products targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays. As discussed more fully below in Note 3, “Discontinued Operations,” on March 1, 2021, the Company completed the sale of certain assets and subsidiaries comprising its former LED Products segment to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) for up to $300 million, including fixed upfront and deferred payments and contingent consideration (the LED Business Divestiture).
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
The Company’s continuing operations consist of the Wolfspeed business, which includes silicon carbide and GaN materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. The Company’s materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. The Company’s materials products and RF devices are used in military communications, radar, satellite and telecommunication applications. In January 2021, the Company announced plans to change its corporate name from Cree, Inc. to Wolfspeed, Inc. in the later part of calendar year 2021.
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
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2021 and 2020 fiscal years were 52-week fiscal years. The Company's 2019 fiscal year was a 53-week fiscal year. The Company’s 2022 fiscal year will be a 52-week fiscal year.
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
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of June 27, 2021 and through the date of this Annual Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments and valuation allowances for tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the years ended June 27, 2021 and June 28, 2020, the Company believes the full impact of the pandemic remains uncertain and will continue to assess if ongoing developments related to the pandemic may cause future material impacts to its consolidated financial statements.
Segment Information
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

Allowance for Doubtful Accounts
On June 29, 2020, the first day of the 2021 fiscal year, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) using the modified retrospective transition method, which replaced the incurred loss impairment methodology in U.S. GAAP with a methodology that reflects expected credit losses. Upon adoption, prior period balances were not adjusted and the Company determined no cumulative-effect adjustment to retained earnings as of June 29, 2020 was required.
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
Prior to the adoption of ASU 2016-13, the Company evaluated the collectability of accounts receivable based on a combination of factors. In cases where the Company became aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company would recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believed would be collected. For all other customers, the Company recognized an allowance for doubtful accounts based on the length of time the receivables were past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical experience.
Investments
Investments in certain securities may be classified into three categories:
•Held-to-Maturity – Debt securities that the entity has the positive intent and ability to hold to maturity, which are reported at amortized cost.
•Trading – Debt securities that are bought and held principally for the purpose of selling in the near term, which are reported at fair value, with unrealized gains and losses included in earnings.
•Available-for-Sale – Debt securities not classified as either held-to-maturity or trading securities, which are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.
The Company reassesses the appropriateness of the classification (i.e. held-to-maturity, trading or available-for-sale) of its investments at the end of each reporting period.
Upon adoption of ASU 2016-13, available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. The Company evaluates whether the unrealized loss is due to market factors or changes in the investment holdings' credit rating. An expected credit loss will be recorded when an investment in an unrealized loss position is determined to have lost value from a decreased credit rating. The Company does not record an allowance for credit losses on receivables related to accrued interest. For the fiscal year ended June 27, 2021, no allowance for credit losses was recorded.
Before the adoption of ASU 2016-13, the Company evaluated investments that experienced a decline below its original cost to determine whether the decline is other-than-temporary. Among other things, the Company considered the duration and extent of the decline and the economic factors that influenced the capital markets. For the fiscal years ended June 28, 2020, and June 30, 2019, the Company had no other-than-temporary declines below the cost basis of its investments.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in non-operating expense (income), net.
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
The Company considers a long-lived asset to be abandoned after the Company has ceased use of such asset and there is no longer intent to use or repurpose the asset in the future. Abandoned long-lived assets are recorded at their salvage value, if any.
Government Grant Disbursements
Government grant disbursements are recognized when there is reasonable assurance that: (1) the Company will comply with the relevant conditions and (2) the grant disbursement will be received. The Company receives grant disbursements from the State of New York Development Corporation relating to property, plant and equipment purchases in connection with its construction of a new silicon carbide device fabrication facility in Marcy, New York. Grant disbursements are recorded as a reduction to the related asset(s), which then reduces depreciation expense over the expected useful life of the asset on a straight-line basis.
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
Goodwill
The Company recognizes goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company tests goodwill for impairment at least annually as of the first day of its fiscal fourth quarter, or when indications of potential impairment exist. The Company monitors for the existence of potential impairment indicators throughout the fiscal year.

The Company conducts impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole, or an operation one level below an operating segment, referred to as a component. The Company has determined that it has one reporting unit, Wolfspeed.
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
If the fair value of the reporting unit exceeds the carrying value of the net assets associated with the reporting unit, goodwill is not considered impaired. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit. The Company derives a reporting unit’s fair value through a combination of the market approach (guideline transaction method and guideline public company method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from a capital asset pricing model. The fair value is reconciled back to the Company’s consolidated market capitalization.
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
Contingent Liabilities
The Company recognizes contingent liabilities when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. See Note 15, “Commitments and Contingencies,” for a discussion of loss contingencies in connection with pending and threatened litigation. The Company expenses as incurred the costs of defending legal claims against the Company.
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
A portion of the Company’s products are sold through distributors. Distributors stock inventory and sell the Company’s products to their own customer base, which may include: value added resellers; manufacturers who incorporate the Company’s products into their own manufactured goods; or ultimate end users of the Company’s products. The Company recognizes revenue upon shipment of its products to its distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration to which the Company expects to be entitled to receive in exchange for products or services. Variable consideration is recognized as a reduction of net revenue with a corresponding reserve at the time of revenue recognition, and consists primarily of sales incentives, price concessions and return allowances. Variable consideration is estimated based on contractual terms, historical analysis of customer purchase volumes, or historical analysis using specific data for the type of consideration being assessed.
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
The Company adopted FASB ASC 606 "Revenue from Contracts with Customers" (Topic 606) (ASC 606) on June 25, 2018 using the modified retrospective approach.

Leases
At lease inception, the Company determines an arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and the lessee obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset. Depending on the terms, leases are classified as either operating or finance leases, if the Company is the lessee, or as operating, sales-type or direct financing leases, if the Company is the lessor. The Company does not have any sales-type or direct financing leases. Lease agreements frequently include other services such as maintenance, electricity, security, janitorial and reception services. The Company accounts for the lease and non-lease components in its arrangements as a single lease component.
The Company adopted FASB ASC 842 "Leases" (ASC 842) on July 1, 2019 under the modified retrospective transition approach with the cumulative effect of application recognized at the effective date, without adjustment to prior comparative periods. The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard.
Accounting for Leases as a Lessee
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
Because most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company would use the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease assets are generally amortized over the term of the lease. If the finance lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain it will exercise an option to purchase the underlying asset, the finance lease assets are amortized on a straight-line basis over the useful life of the asset. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations.
Operating leases with a lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates, are not included in the right-of-use assets or liabilities. These variable lease payments are expensed as incurred.
Accounting for Leases as a Lessor
In accordance with FASB ASC 842, "Leases", lease income is recognized on a straight-line basis over the lease term. Variable lease payments, if any, are recognized as income in the period received. The underlying asset in an operating lease is carried at depreciated cost and is included in property and equipment.
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $5.1 million, $3.8 million, and $3.7 million for the years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.
Research and Development
Research and development expenses consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development activities are expensed when incurred.

Loss Per Share
Basic loss per share is computed by dividing net loss attributable to controlling interest by the weighted average number of shares of common stock outstanding for the applicable period. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, nonvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increases would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recognized in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the fair value of the shares on the date of grant. Compensation expense is then recognized over the award’s vesting period.
Fair Value of Financial Instruments
Cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 27, 2021 and June 28, 2020 due to the short-term nature of these instruments.
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
Foreign Currency Translation
Foreign currency translation adjustments are recognized in other comprehensive loss in the consolidated statements of comprehensive loss for changes between the foreign subsidiaries’ functional currency and the United States (U.S.) dollar. Foreign currency translation gains and losses are included in the Company’s equity account balance of accumulated other comprehensive income, net of taxes in the consolidated balance sheets until such time that the subsidiaries are either sold or substantially liquidated.
Due to the sale of the Lighting Products business unit in fiscal 2019 and the sale of the LED Products segment in fiscal 2021, the Company no longer has operations with a functional currency other than the U.S. Dollar.
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
The Company's interest in Cree Venture LED was included in the LED Business Divestiture and its related activity is classified as discontinued operations.

Supplemental Cash Flow Information
Cash paid for interest was $14.1 million, $5.9 million, and $4.0 million for the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.
Cash paid for taxes, net of refunds received, was $11.0 million, $3.6 million and $0.5 million for the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.
Recently Adopted Accounting Pronouncements
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
Recently Issued Accounting Pronouncements Pending Adoption
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
Note 3 – Discontinued Operations
Lighting Business
On May 13, 2019, the Company completed the sale of (a) certain manufacturing facilities and equipment, inventory, intellectual property rights, contracts and real estate of the Company used by the Company's Lighting Products business unit, which includes LED lighting fixtures, lamps and corporate lighting solutions for commercial, industrial and consumer applications, and (b) all of the issued and outstanding equity interests of E-conolight LLC (E-conolight), Cree Canada Corp. and Cree Europe S.r.l., each a wholly owned subsidiary of the Company (collectively, the Lighting Products business unit) to IDEAL, pursuant to the Purchase Agreement, dated March 14, 2019, as amended between Cree and IDEAL. The Company retained certain liabilities associated with the Lighting Products business unit arising prior to the closing of the sale. The Lighting Products business unit represented the Lighting Products segment disclosed in the Company's historical financial statements.
The aggregate net proceeds from the sale of the Lighting Products business unit was $219.0 million in cash, which was subject to certain adjustments. Additionally, the Company is entitled to an earnout payment subject to the future performance of the Lighting Products business unit. In connection with the transaction, the Company and IDEAL entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to IDEAL certain intellectual property owned by the Company and licensed to IDEAL certain additional intellectual property owned by the

Company; (ii) a Transition Services Agreement (the TSA), which is designed to ensure a smooth transition of the Lighting Products business unit to IDEAL; (iii) an LED Supply Agreement (the LED Supply Agreement), pursuant to which the Company will supply IDEAL with certain LED chip and component products for three years; and (iv) a Real Estate License Agreement, which will allow IDEAL to use certain premises owned by the Company to conduct the Lighting Products business unit after closing. The Company recognized a loss on the sale of $66.2 million.
The Company has classified the results of the Lighting Products business unit as discontinued operations, the results of which for the fiscal year ended June 30, 2019 are as follows:

(in millions of U.S. Dollars)	June 30, 2019
Revenue, net	$419.8
Cost of revenue, net	324.3
Gross profit	95.5
Research and development	37.1
Sales, general and administrative	100.6
Amortization or impairment of acquisition-related intangibles	116.4
Goodwill impairment charges	90.3
Loss on disposal or impairment of long-lived assets	2.0
Loss before income taxes and loss on sale	(250.9)
Loss on sale	66.2
Loss before income taxes	(317.1)
Income tax expense	0.1
Net loss	($317.2)
The Company recognized $4.2 million, $10.5 million and $1.6 million in administrative fees for the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively, relating to the TSA, of which $1.6 million was accrued in accounts receivable, net in the consolidated balance sheets as of June 28, 2020. Less than $0.1 million was accrued in accounts receivable, net in the consolidated balance sheets as of June 27, 2021. These fees were recorded as a reduction of sales, general and administrative expense in the consolidated statements of operations.
The LED Supply Agreement was transferred in connection with the LED Business Divestiture. The Company recognized $4.2 million, $12.0 million and $2.1 million of revenue related to the LED Supply Agreement for the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively, which is included in revenue from discontinued operations. As of June 28, 2020, $0.7 million of revenue related to the LED Supply Agreement was accrued in accounts receivable, net and is included in current assets of discontinued operations on the consolidated balance sheets.
Additionally, the Company recorded a contract liability of $9.9 million relating to the LED Supply Agreement as of June 28, 2020. The contract liability is recorded in current and long-term liabilities of discontinued operations on the consolidated balance sheets.
LED Business
On March 1, 2021, the Company completed the LED Business Divestiture pursuant to the terms of the Asset Purchase Agreement (the LED Purchase Agreement), dated October 18, 2020, as amended. Pursuant to the LED Purchase Agreement, (i) the Company completed the sale to SMART of (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising the Company’s LED Products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited (Cree Huizhou), a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of the Company, and (c) the Company’s ownership interest in Cree Venture LED, the Company’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) SMART assumed certain liabilities related to the LED Business. The Company retained certain assets used in and pre-closing liabilities associated with the LED Products segment.

The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of a unsecured promissory note of SGH (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months and one bullet payment of principal and all accrued and unpaid interest will be payable on the maturity date of the Purchase Price Note and Earnout Note. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note will mature on March 27, 2025. The Company recognized a loss on sale of the LED Business of $29.1 million. The cost of selling the LED Business was $27.4 million, which was recognized throughout fiscal 2020 and 2021.
In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to CreeLED certain intellectual property owned by the Company and its affiliates and licensed to CreeLED certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement (LED TSA), (iii) a Wafer Supply Agreement, pursuant to which the Company will supply CreeLED with certain silicon carbide materials and fabrication services for up to four years, and (iv) a Real Estate License Agreement (LED RELA), which will allow CreeLED to use certain premises owned by the Company to conduct the LED Business for a period of up to 24 months after closing.
Because the LED Business Divestiture represented a strategic shift that will have a major effect on the Company’s operations and financial results, the Company has classified the results of the LED Business as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets conveying in the LED Purchase Agreement upon classification as discontinued operations in October 2020. Additionally, the related assets and liabilities associated with discontinued operations are classified as held for sale in the consolidated balance sheets as of June 28, 2020.

The following table presents the financial results of the LED Business as (loss) income from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Revenue, net	$272.8	$433.2	$541.8
Cost of revenue, net	213.3	343.4	394.5
Gross profit	59.5	89.8	147.3
Operating expenses:
Research and development	22.3	32.2	36.8
Sales, general and administrative	29.4	29.7	31.8
Goodwill impairment	112.6	—	—
Impairment on assets held for sale	19.5	—	—
Gain on disposal or impairment of long-lived assets	(1.6)	(0.1)	(0.3)
Other operating expense	18.7	13.3	1.4
Operating (loss) income	(141.4)	14.7	77.6
Non-operating income	(0.3)	(0.5)	(0.1)
(Loss) income before income taxes and loss on sale	(141.1)	15.2	77.7
Loss on sale	29.1	—	—
(Loss) income before income taxes	(170.2)	15.2	77.7
Income tax expense	11.0	8.2	17.1
Net (loss) income	(181.2)	7.0	60.6
Net income attributable to noncontrolling interest	1.4	1.1	—
Net (loss) income attributable to controlling interest	($182.6)	$5.9	$60.6
As of September 27, 2020, the Company determined it would more likely than not sell all or a portion of the assets comprising the LED Products segment below carrying value. As a result, the Company recorded an impairment to goodwill of $105.7 million.
As of December 27, 2020, the Company recorded an additional impairment to goodwill of $6.9 million and an impairment to assets held for sale associated with the LED Business Divestiture of $19.5 million.
For the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, the Company recognized $11.0 million, $8.2 million and $17.1 million, respectively, of income tax expense related to discontinued operations, which primarily related to the foreign operations of the LED Business. Income tax expense related to discontinued operations for the fiscal year ended June 27, 2021 includes $4.1 million of income tax expense related to the sale of the issued and outstanding equity interests of Cree Huizhou in the third quarter of fiscal 2021.
The income tax impact of the U.S. operations of the LED Business for all periods presented were offset with a valuation allowance as described in Note 14, "Income Taxes."
For the fiscal year ended June 27, 2021, the Company recognized $1.2 million and $4.0 million in administrative fees related to the LED RELA and the LED TSA, respectively, of which $0.3 million and $0.7 million are included in accounts receivable, net in the consolidated balance sheets as of June 27, 2021. Fees related to the LED RELA were recorded as lease income, see Note 5, "Leases." Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, of which $22.7 million was outstanding as of June 27, 2021. The supply agreement liability is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheets.
The Company recognized a net loss of $0.8 million in non-operating expense, net for the fiscal year ended June 27, 2021 related to the Wafer Supply Agreement. A receivable of $7.0 million was included in other assets in the consolidated balance sheets as of June 27, 2021.

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
As of June 27, 2021, certain leases conveying to SMART as part of the LED Purchase Agreement, including an office lease in Hong Kong, were still legally held by the Company. As of June 27, 2021, the assets and liabilities related to these leases are classified as held for sale in the consolidated balance sheets.
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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $45.2 million and $47.9 million as of June 27, 2021 and June 28, 2020, respectively. The decrease was primarily due to decreased customer deposits offset by increased reserve liabilities. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the balance sheet. Before the adoption of ASC 606, liabilities relating to various rights of return were recorded as a deduction to accounts receivable.
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
For the fiscal years ended June 27, 2021 and June 28, 2020, the Company did not recognize any revenue that was included in contract liabilities as of June 29, 2020 and July 1, 2019, respectively.
Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the fiscal years ended June 27, 2021 and June 28, 2020.
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	For the Years Ended
	June 27, 2021		June 28, 2020		June 30, 2019
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$188.9	36%	$171.4	36%	$162.9	30%
United States	117.3	22%	106.5	23%	122.0	23%
China	100.1	19%	65.0	14%	116.3	22%
Japan	42.5	8%	52.1	11%	68.7	13%
South Korea	32.1	6%	47.7	10%	32.5	6%
Other	44.7	9%	28.0	6%	35.8	6%
Total	$525.6		$470.7		$538.2
Note 5 – Leases
The Company primarily leases manufacturing and office space. The Company also has a number of bulk gas leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, as well as non-lease components incurred with respect to actual terms rather than contractually fixed amounts. For details on the Company's lease policies, see the significant accounting policy disclosures in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies."
The Company's finance lease obligations primarily relate to Wolfspeed manufacturing space in Malaysia and a 49-year ground lease on a future silicon carbide device fabrication facility in New York.

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	June 27, 2021	June 28, 2020
Right-of-use asset (1)	$12.1	$12.3

Current lease liability (2)	4.5	4.8
Non-current lease liability (3)	7.5	7.5
Total operating lease liabilities	12.0	12.3

Finance Leases:
Finance lease assets (4)	$15.5	$15.4

Current portion of finance lease liabilities	5.2	3.6
Finance lease liabilities, less current portion	10.0	11.4
Total finance lease liabilities	15.2	15.0
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
Statement of Operations
Operating lease expense was $5.5 million and $5.4 million in fiscal 2021 and 2020, respectively.
In fiscal 2021 and 2020, short-term lease expense, variable lease expense and sublease income were immaterial.
Finance lease amortization was $1.0 million and $0.7 million, and interest expense was $0.3 million and $0.2 million, in fiscal 2021 and 2020, respectively.
Cash Flows
Cash flow information consisted of the following:

	Fiscal years ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Cash used in operating activities:
Cash paid for operating leases	$5.7	$5.5
Cash paid for interest portion of financing leases	0.3	0.1
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.4	0.8
Non-cash operating activities:
Operating lease additions due to adoption of ASC 842	—	11.0
Operating lease additions and modifications, net	4.8	6.4
Finance lease additions	4.8	15.7
Transfer of finance lease liability to accounts payable and accrued expenses (1)	4.2	—
(1) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of June 27, 2021 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 26, 2022	$4.7	$5.5	$10.2
June 25, 2023	3.6	0.7	4.3
June 30, 2024	2.2	0.7	2.9
June 29, 2025	1.2	0.7	1.9
June 28, 2026	0.7	0.7	1.4
Thereafter	0.2	14.6	14.8
Total lease payments	12.6	22.9	35.5
Imputed lease interest	(0.6)	(7.7)	(8.3)
Total lease liabilities	$12.0	$15.2	$27.2
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	35	469
Weighted average discount rate (2)	2.85%	2.48%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 65 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 1.24%.
Lease Income
As mentioned in Note 3, "Discontinued Operations," on March 1, 2021 and in connection with the LED Business Divestiture, the Company entered into the LED RELA pursuant to which the Company leases to CreeLED approximately 58,000 square feet of the Company’s property and certain facilities in Durham, North Carolina for a total of $3.6 million per year. The lease term is 24 months and expires on February 28, 2023. Subject to certain provisions in the LED RELA, CreeLED may terminate its rights or a portion of its rights under the agreement at any time with sixty days written notice. A notice of thirty days is permitted under certain circumstances as defined in the agreement. The agreement does not contain any renewal provisions.
The Company recognized lease income of $1.2 million for the year ended June 27, 2021. The Company did not recognize any variable lease income for the years ended June 27, 2021 and June 28, 2020.
Future minimum rental income relating to the LED RELA is as follows (in millions of U.S. Dollars):

June 26, 2022	3.6
June 25, 2023	2.4
Total future minimum rental income	6.0
Note 6 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Billed trade receivables	$95.6	$71.5
Unbilled contract receivables	0.6	1.2
Royalties	0.5	0.4
	96.7	73.1
Allowance for bad debts	(0.8)	(0.7)
Accounts receivable, net	$95.9	$72.4

Changes in the Company’s allowance for bad debts were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Balance at beginning of period	$0.7	$0.2	$0.2
Current period provision change	0.1	0.6	—
Write-offs, net of recoveries	—	(0.1)	—
Balance at end of period	$0.8	$0.7	$0.2
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Raw material	$43.3	$36.9
Work-in-progress	109.5	73.9
Finished goods	13.8	11.1
Inventories	$166.6	$121.9
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

	June 27, 2021	June 28, 2020
Wolfspeed	$159.2	$97.3
Wafer Supply Agreement inventory (1)	—	19.0
Unallocated inventories	7.4	5.6
Consolidated inventories	$166.6	$121.9
(1) Inventory related to the Wafer Supply Agreement as of June 27, 2021 is recorded within other current assets in the consolidated balance sheets.
Property and Equipment, net
Property and equipment, net consisted of the following:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Machinery and equipment	$988.6	$859.9
Land and buildings	383.9	363.1
Computer hardware/software	51.5	46.8
Furniture and fixtures	8.0	8.1
Leasehold improvements and other	9.6	9.7
Vehicles	0.7	0.6
Finance lease assets	15.5	15.4
Construction in progress	767.8	366.8
Property and equipment, gross	2,225.6	1,670.4
Accumulated depreciation	(933.3)	(899.6)
Property and equipment, net	$1,292.3	$770.8
Depreciation of property and equipment totaled $100.5 million, $76.7 million and $64.9 million for the years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.

During the years ended June 27, 2021, June 28, 2020 and June 30, 2019, the Company recognized approximately $4.3 million, $3.3 million and $0.2 million, respectively, as losses on disposals or impairments of property and equipment of which $3.4 million and $3.0 million are related to the Company's factory optimization plan and are reflected in other operating expense for the years ended June 27, 2021 and June 28, 2020, respectively. The remaining amount of these charges are reflected in loss on disposal or impairment of other assets in the consolidated statements of operations.
In the fourth quarter of fiscal 2021, the Company modified its long-range plan regarding a portion of its Durham, North Carolina campus. As a result, the Company has decided it will no longer complete the construction of certain buildings on the Durham campus. The carrying value of the abandoned assets has been reduced to an estimated salvage value of approximately $20.0 million as of June 27, 2021.
The Company’s tangible long-lived assets by country are as follows:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
United States	$1,258.1	$758.2
China	2.3	2.6
Other	31.9	10.0
Total	$1,292.3	$770.8
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Accounts payable, trade	$44.2	$88.1
Accrued salaries and wages	69.5	42.3
Accrued expenses	265.7	55.3
Other	1.7	4.1
Accounts payable and accrued expenses	$381.1	$189.8
Accounts payable and accrued expenses as of June 27, 2021 and June 28, 2020 includes accrued property and equipment of $248.3 million and $79.4 million, respectively. Accrued property and equipment as of June 30, 2019 was $20.1 million.
Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes consisted of the following:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Currency translation gain	$—	$9.5
Net unrealized gain on available-for-sale securities (1)	2.7	6.5
Accumulated other comprehensive income, net of taxes	$2.7	$16.0
(1) Amounts as of June 27, 2021 and June 28, 2020 include a $2.4 million loss related to tax on the net unrealized gain on available-for-sale securities.

Other Operating Expense
The following table summarizes the components of other operating expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Factory optimization restructuring	$7.6	$8.5	$4.1
Severance and other restructuring	3.4	0.6	2.8
Total restructuring costs	11.0	9.1	6.9
Project, transformation and transaction costs	7.3	12.2	16.9
Factory optimization start-up costs	8.0	9.5	1.5
Non-restructuring related executive severance	2.8	2.1	1.3
Other operating expense	$29.1	$32.9	$26.6
See Note 18, "Restructuring" for more details on the Company's restructuring costs.
Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
(Gain) loss on sale of investments, net	($0.4)	($1.5)	$0.1
(Gain) loss on equity investment	(8.3)	(14.2)	16.2
Gain on partial debt extinguishment	—	(11.0)	—
Gain on arbitration proceedings	—	(7.9)	—
Interest income	(10.1)	(16.3)	(13.9)
Interest expense	45.4	34.9	26.0
Foreign currency (gain) loss, net	(1.3)	(2.0)	1.3
Loss on Wafer Supply Agreement	0.8	—	—
Other, net	0.2	(0.5)	(0.3)
Non-operating expense (income), net	$26.3	($18.5)	$29.4
Reclassifications Out of Accumulated Other Comprehensive Income
The Company reclassified a net gain of $0.4 million and $1.5 million and a net loss of $0.1 million, on available for sale securities out of accumulated other comprehensive income for the fiscal years ended June 27, 2021, June 28, 2020, and June 30, 2019, respectively. For the fiscal year ended June 28, 2020, an additional net gain of $0.5 million was reclassified to net (loss) income from discontinued operations on the consolidated statements of operations. There was no tax impact on any reclassifications due to a full valuation allowance on U.S. operations. Amounts were reclassified to non-operating expense (income), net on the consolidated statements of operations.
Additionally, in fiscal 2019, $5.2 million of currency translation loss related to the former Lighting Products business unit was reclassified out of accumulated other comprehensive income and recognized in the consolidated statements of operations as part of the loss on sale of discontinued operations. In fiscal 2021, $9.5 million of currency translation gain related to the former LED Products segment was reclassified out of accumulated other comprehensive income and recognized in the consolidated statements of operations as part of the loss on sale of discontinued operations.

Statements of Cash Flows - non-cash activities

	Fiscal Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Lease asset and liability additions (1)	$7.9	$28.3	$—
Lease asset and liability modifications, net	1.7	4.8	—
Transfer of finance lease liability to accounts payable and accrued expenses (2)	4.2	—	—
Receivables for property, plant and equipment related insurance proceeds	1.9	—	—
Decrease in property, plant and equipment from long-term incentive related receivables	16.4	—	—
(1) $11.0 million of the lease asset and liability additions for the year ended June 28, 2020 related to the increase of right-of-use assets and matching lease liabilities as a result of adopting ASC 842. See Note 5, "Leases", for further information.
(2) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.

Note 7 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. All short-term investments are classified as available-for-sale. As of June 28, 2020, other long-term investments consisted of the Company's formerly held ownership interest in ENNOSTAR Inc. (formerly Lextar Electronics Corporation) (ENNOSTAR). In the fourth quarter of fiscal 2021, the Company liquidated its common stock ownership interest in ENNOSTAR. The Company did not have any long-term investments as of June 27, 2021.

Short-term investments as of June 27, 2021 consist of the following:

	June 27, 2021
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$139.4	$1.9	$—	$141.3
Corporate bonds	456.5	3.3	(0.3)	459.5
U.S. agency securities	15.8	—	—	15.8
U.S. treasury securities	72.3	0.3	(0.1)	72.5
Certificates of deposit	16.5	—	—	16.5
Commercial paper	50.0	—	—	50.0
Variable rate demand note	20.0	—	—	20.0
Total short-term investments	$770.5	$5.5	($0.4)	$775.6
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 27, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$28.8	$—	$—	$—	$28.8	$—
Corporate bonds	133.8	(0.3)	—	—	133.8	(0.3)
U.S. agency securities	16.7	—	—	—	16.7	—
U.S. treasury securities	47.9	(0.1)	—	—	47.9	(0.1)
Certificates of deposit	0.7	—	—	—	0.7	—
Total	$227.9	($0.4)	$—	$—	$227.9	($0.4)
Number of securities with an unrealized loss		134		—		134
Short-term investments as of June 28, 2020 consist of the following:

	June 28, 2020
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Municipal bonds	130.0	2.0	—	132.0
Corporate bonds	473.8	6.3	—	480.1
U.S. agency securities	29.1	—	—	29.1
U.S. treasury securities	52.3	0.6	—	52.9
Certificates of deposit	83.3	—	—	83.3
Commercial paper	11.0	—	—	11.0
Variable rate demand note	2.5	—	—	2.5
Total short-term investments	782.0	8.9	—	790.9
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
(1) Securities with an unrealized loss of less than 12 months as of June 28, 2020 had an unrealized loss value of less than $0.1 million, individually and in the aggregate.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $5.5 million and $4.3 million as of June 27, 2021 and June 28, 2020, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income for the years ended June 27, 2021 and June 28, 2020.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating expense (income), net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of June 27, 2021 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 27, 2021.
The contractual maturities of short-term investments at June 27, 2021 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$24.7	$116.6	$—	$—	$141.3
Corporate bonds	80.3	379.2	—	—	459.5
U.S. agency securities	3.5	12.3	—	—	15.8
U.S. treasury securities	24.7	47.8	—	—	72.5
Certificates of deposit	16.5	—	—	—	16.5
Commercial paper	50.0	—	—	—	50.0
Variable rate demand note	—	—	—	20.0	20.0
Total short-term investments	$199.7	$555.9	$—	$20.0	$775.6

Note 8 – Fair Value of Financial Instruments
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents, short-term investments and long-term investments. As of June 27, 2021, financial assets utilizing Level 1 inputs included money market funds, U.S. treasury securities and U.S. agency securities, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, variable rate demand notes and common stock of non-U.S. corporations. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 27, 2021. There were no transfers between Level 1 and Level 2 during the year ended June 27, 2021.

Financial instruments carried at fair value were as follows:

	June 27, 2021				June 28, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$96.9	$—	$—	$96.9	$199.9	$—	$—	$199.9
Municipal bonds	—	16.0	—	16.0	—	—	—	—
U.S. agency securities	—	6.0	—	6.0	—	19.6	—	19.6
U.S. treasury securities	—	—	—	—	19.0	—	—	19.0
Certificates of deposit	—	—	—	—	—	54.3	—	54.3
Commercial paper	—	62.4	—	62.4	—	11.1	—	11.1
Variable rate demand note	—	22.9	—	22.9	—	—	—	—
Total cash equivalents	96.9	107.3	—	204.2	218.9	85.0	—	303.9
Short-term investments:
Municipal bonds	—	141.3	—	141.3	—	132.0	—	132.0
Corporate bonds	—	459.5	—	459.5	—	480.1	—	480.1
U.S. agency securities	—	15.8	—	15.8	—	29.1	—	29.1
U.S. treasury securities	72.5	—	—	72.5	52.9	—	—	52.9
Certificates of deposit	—	16.5	—	16.5	—	83.3	—	83.3
Commercial paper	—	50.0	—	50.0	—	11.0	—	11.0
Variable rate demand note	—	20.0	—	20.0	—	2.5	—	2.5
Total short-term investments	72.5	703.1	—	775.6	52.9	738.0	—	790.9
Other long-term investments:
Common stock of non-U.S. corporations	—	—	—	—	—	55.9	—	55.9
Total assets	$169.4	$810.4	$—	$979.8	$271.8	$878.9	$—	$1,150.7

Note 9 – Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in goodwill during the fiscal year ended June 27, 2021:

(in millions of U.S. Dollars)
Balance at June 28, 2020	$349.7
Transfer in connection with LED Business Divestiture (1)	9.5
Balance at June 27, 2021	$359.2
(1) In the second quarter of fiscal 2021, the Company determined that as part of its goodwill impairment analysis on held for sale assets related to the LED Business Divestiture, it was necessary to transfer a portion of goodwill from the former LED Products segment, then classified as discontinued operations, to goodwill associated with continuing operations.
As of the first day of its fourth quarter of fiscal 2021, the Company performed a qualitative impairment test on the goodwill balance and concluded there was no impairment.

Intangible Assets
Intangible assets, net included the following:

	June 27, 2021			June 28, 2020
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$96.8	($25.1)	$71.7	$96.8	($19.0)	$77.8
Developed technology	68.0	(28.2)	39.8	68.0	(22.8)	45.2
Non-compete agreements	12.2	(10.1)	2.1	12.2	(7.1)	5.1
Acquisition related intangible assets	177.0	(63.4)	113.6	177.0	(48.9)	128.1
Patent and licensing rights	67.1	(40.2)	26.9	69.3	(40.5)	28.8
Total intangible assets	244.1	(103.6)	140.5	246.3	(89.4)	156.9
Total amortization of acquisition-related intangibles assets was $14.5 million, $14.5 million and $15.6 million and total amortization of patents and licensing rights was $5.9 million, $5.9 million and $5.7 million for the years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively.
The Company invested $5.9 million, $4.4 million and $3.3 million for the years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively, for patent and licensing rights. For the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, the Company recognized $0.7 million, $1.2 million and $0.6 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 26, 2022	$13.5	$4.9	$18.4
June 25, 2023	11.0	4.0	15.0
June 30, 2024	10.4	3.4	13.8
June 29, 2025	10.4	2.6	13.0
June 28, 2026	9.3	1.9	11.2
Thereafter	59.0	10.1	69.1
Total future amortization expense	$113.6	$26.9	$140.5

Note 10 – Long-term Debt
Revolving Line of Credit
As of June 27, 2021, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of June 27, 2021, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the fiscal year ended June 27, 2021, the average interest rate was 0.03%, related to a seven day draw of $30.0 million on the line of credit in the third quarter of fiscal 2021. As of June 27, 2021, the unused line fee on available borrowings is 25 basis points.

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
The Notes are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Principal	$999.8	$999.8
Unamortized discount and issuance costs	(175.9)	(216.0)
Net carrying amount	$823.9	$783.8
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Discount related to value of conversion option	$262.3	$262.3
Partial extinguishment of 2023 Notes	(27.7)	(27.7)
Debt issuance costs	(6.3)	(6.3)
Net carrying amount	$228.3	$228.3
The interest expense, net recognized related to the Notes is as follows:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Interest expense, net of capitalized interest	$10.4	$6.8	4.3
Amortization of discount and issuance costs, net of capitalized interest	32.8	26.2	18.3
Total interest expense, net	$43.2	$33.0	22.6
The Company capitalizes interest related to the Notes in connection with the building of a new silicon carbide device fabrication facility in New York. For the fiscal year ended June 27, 2021, the Company capitalized $3.3 million of interest expense and $7.3 million of amortization of discount and issuance costs. No interest was capitalized for fiscal years ended June 28, 2020 and June 30, 2019.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for both the 2023 and 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on June 30, 2021. As a result, the Notes are convertible at the option of the holders during the calendar quarter ended September 30, 2021.
As of June 27, 2021, the if-converted values of the 2023 and 2026 Notes exceeded their respective principal amounts by $273.5 million and $623.1 million, respectively.
The estimated fair value of the Notes is $1.9 billion, as determined by a Level 2 valuation as of June 27, 2021.
Note 11 – Shareholders’ Equity
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

At June 27, 2021, the Company had reserved a total of approximately 42.2 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	142
For vesting of outstanding stock units	2,168
For future equity awards under 2013 Long-Term Incentive Compensation Plan	5,329
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	45
For future issuance to employees under the 2020 Employee Stock Purchase Plan	5,839
For future issuance upon conversion of the 2023 Notes	12,560
For future issuance upon conversion of the 2026 Notes	16,102
Total common shares reserved	42,185

Note 12 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 27, 2021	June 28, 2020	June 30, 2019
Net loss from continuing operations	$(341.3)	$(197.6)	$(118.5)

Net (loss) income from discontinued operations	(181.2)	7.0	(256.6)
Net income from discontinued operations attributable to noncontrolling interest	1.4	1.1	—
Net (loss) income from discontinued operations attributable to controlling interest	(182.6)	5.9	(256.6)

Weighted average number of common shares - basic and diluted (in thousands)	112,346	107,935	103,576

(Loss) earnings per share - basic and diluted:
Continuing operations	$(3.04)	$(1.83)	$(1.14)
Discontinued operations attributable to controlling interest	$(1.63)	$0.05	$(2.48)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, 3.4 million, 5.4 million and 9.0 million, respectively, of dilutive shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 10, “Long-term Debt.”

Note 13 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 27, 2021, there were 15.9 million shares authorized for issuance under the plan and 5.3 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. The Company has other equity-based compensation plans that have been terminated so that no future grants can be made under those plans, but under which stock options, restricted stock and restricted stock units are currently outstanding.
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
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 27, 2021, there were 6.0 million shares authorized for issuance under the ESPP, as amended, with 5.8 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.
Stock Option Awards
The following table summarizes option activity as of June 27, 2021 and changes during the fiscal year then ended (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (in millions of U.S. Dollars)
Outstanding at June 28, 2020	983	$37.88
Granted	—	—
Exercised	(830)	39.34
Forfeited or expired	(11)	64.51
Outstanding at June 27, 2021	142	27.37	1.62	$10.1

Vested and expected to vest at June 27, 2021	142	27.37	1.62	$10.1
Exercisable at June 27, 2021	142	27.37	1.62	$10.1
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 25, 2021 (the last trading day of fiscal 2021) of $98.59 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 27, 2021. As of June 27, 2021, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes information about stock options outstanding and exercisable at June 27, 2021 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $25.00	66	2.1	$24.34	66	$24.34
$25.01 to $35.00	62	1.4	26.92	62	26.92
$35.01 to $45.00	1	0.8	35.17	1	35.17
$45.01 to $55.00	13	0.2	45.13	13	45.13
Total	142			142
Total intrinsic value of options exercised for the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019 was $30.8 million, $22.8 million and $63.3 million, respectively.
Restricted Stock Units
A summary of nonvested restricted stock units (RSUs) outstanding as of June 27, 2021 and changes during the year then ended is as follows (shares in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 28, 2020	2,932	$43.89
Granted	1,059	67.00
Vested	(1,459)	38.12
Forfeited	(364)	53.14
Nonvested at June 27, 2021	2,168	$57.38
The aggregate fair value of awards vested in fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, based on the market price of the Company's common stock on the vesting date, was $110.6 million, $49.8 million and $68.1 million, respectively.
As of June 27, 2021, there was $73.4 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.88 years.
Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s ESPP awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements.
For RSUs, the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Cost of revenue, net	$14.4	$10.0	$7.8
Research and development	8.7	8.0	6.2
Sales, general and administrative	30.1	30.8	28.9
Total stock-based compensation expense	$53.2	$48.8	$42.9
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
The range of assumptions used to value stock issued under the ESPP were as follows:

Fiscal Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Risk-free interest rate	0.03 - 0.17%	0.12 - 2.67%	2.39 - 2.67%
Expected life, in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	52.4 - 82.6%	34.5 - 82.6%	34.5 - 39.6%
Dividend yield	—	—	—
The range of assumptions used for issued performance units valued using the Monte Carlo model were as follows:

	Fiscal Years Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Risk-free interest rate	0.11 - 1.66%	0.28 - 1.66%	2.68%
Expected life, in years	3.0	3.0	3.0
Average volatility of peer companies	48.9 - 60.5%	48.9 - 55.2%	46.8%
Average correlation coefficient of peer companies	0.36 - 0.51	0.36 - 0.45	0.34
Dividend yield	—	—	—
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

Note 14 – Income Taxes
The following were the components of loss before income taxes:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Domestic	($348.7)	($210.3)	($92.2)
Foreign	8.5	4.7	(30.7)
Loss before income taxes	($340.2)	($205.6)	($122.9)
The following were the components of income tax expense (benefit):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Current:
Federal	$0.1	($7.3)	$1.4
Foreign	0.1	0.2	0.5
State	0.2	0.1	0.3
Total current	0.4	(7.0)	2.2
Deferred:
Federal	0.7	1.8	(1.9)
Foreign	—	(2.8)	(4.5)
State	—	—	(0.2)
Total deferred	0.7	(1.0)	(6.6)
Income tax expense (benefit)	$1.1	($8.0)	($4.4)

Actual income tax expense (benefit) differed from the amount computed by applying each period's U.S. federal statutory tax rate to pre-tax earnings as a result of the following:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	% of Loss	June 28, 2020	% of Loss	June 30, 2019	% of Loss
Federal income tax provision at statutory rate	($71.4)	21%	($43.2)	21%	($25.8)	21%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(1.9)	1%	(1.9)	1%	(2.0)	2%
Tax exempt interest	(0.1)	—%	(0.5)	—%	(0.4)	—%
(Decrease) increase in tax reserve	—	—%	(0.3)	—%	0.5	—%
Research and development credits	(4.3)	1%	(3.3)	2%	(2.8)	2%
Foreign tax credit	(0.4)	—%	(0.3)	—%	(0.4)	—%
Increase (decrease) in valuation allowance	75.0	(22)%	50.3	(25)%	4.3	(4)%
Partial extinguishment of convertible notes	—	—%	(6.0)	3%	—	—%
Stock-based compensation	(2.8)	1%	2.1	(1)%	0.7	(1)%
Statutory rate differences	1.1	—%	1.2	(1)%	6.0	(5)%
Foreign earnings taxed in U.S.	2.7	(1)%	0.3	—%	0.4	—%
Other foreign adjustments	(0.1)	—%	0.3	—%	(0.1)	—%
Net operating loss carryback	—	—%	(7.2)	4%	—	—%
Provision to return adjustments	(0.2)	—%	(1.3)	1%	11.8	(10)%
Tax on distributable foreign earnings	—	—%	—	—%	—	—%
Impact of rate changes	2.7	(1)%	0.8	—%	2.7	(2)%
Expiration of state credits	0.7	—%	0.9	—%	1.2	(1)%
Other	0.1	—%	0.1	—%	(0.5)	—%
Income tax expense (benefit)	$1.1	—%	($8.0)	4%	($4.4)	4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Deferred tax assets:
Compensation	$10.4	$4.4
Inventories	13.6	7.9
Sales return reserve and allowance for bad debts	2.3	2.6
Federal and state net operating loss carryforwards	360.6	180.1
Federal credits	42.1	30.3
State credits	1.2	1.9
48C investment tax credits	36.6	37.5
Investments	0.3	—
Stock-based compensation	6.1	8.3
Deferred revenue	26.3	23.1
Lease liabilities	6.2	6.5
Other	4.5	5.0
Total gross deferred assets	510.2	307.6
Less valuation allowance	(414.4)	(208.5)
Deferred tax assets, net	95.8	99.1

Deferred tax liabilities:
Property and equipment	(36.9)	(27.8)
Intangible assets	(16.6)	(19.2)
Investments	(1.1)	(1.6)
Prepaid taxes and other	(0.7)	(0.7)
Foreign earnings recapture	—	(2.0)
Taxes on unremitted foreign earnings	(1.5)	—
Lease assets	(6.1)	(6.3)
Convertible notes	(34.4)	(42.1)
Total gross deferred liability	(97.3)	(99.7)
Deferred tax liability, net	($1.5)	($0.6)

The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Balance at June 27, 2021
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($2.5)
Foreign income taxes	1.0	—
Total	$1.0	($2.5)

	Balance at June 28, 2020
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($1.8)
Foreign income taxes	1.2	—
Total	$1.2	($1.8)
The Company weighs all available evidence, both positive and negative, to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets as of June 27, 2021. As of June 28, 2020, the U.S. valuation allowance was $205.2 million. For the fiscal year ended June 27, 2021, the Company increased the U.S. valuation allowance by $87.4 million primarily due to the Company's current year domestic loss and tax credits generated. As of June 28, 2020, the Luxembourg valuation allowance was $3.3 million. For the fiscal year ended June 27, 2021, the Company increased this valuation allowance by $118.5 million due to the current year loss in Luxembourg driven primarily by the LED Business Divestiture.
As a result of the LED Business Divestiture and the liquidation of the Company’s common stock ownership interest in ENNOSTAR, the Company began reviewing its legal entity structure, including its Luxembourg holding company, during the fourth quarter of fiscal 2021. As of June 27, 2021, the Company is still performing the due diligence necessary to understand its ability and desire to restructure its Luxembourg holding company. If the Company determines it is willing and able to execute a restructuring of its Luxembourg holding company, it is reasonably possible the action could generate taxable income of the right character to utilize all or a portion of the Company’s existing $121.8 million of deferred tax assets in Luxembourg. As a result, the Company believes it is reasonably possible within the next twelve months, and potentially as early as the first quarter of fiscal 2022, that objective positive evidence may become available to allow the Company to conclude all or a portion of the $121.8 million of Luxembourg deferred tax assets are realizable. This determination would result in the release of all or a portion of the Luxembourg valuation allowance. The release of the Luxembourg valuation allowance could result in the recognition of $121.8 million of net operating loss deferred tax assets and a decrease to income tax expense in the period the release is recorded.
As of June 27, 2021, the Company had approximately $491.8 million of foreign net operating loss carryovers, of which $488.5 million are offset by a valuation allowance. Of the Company's foreign net operating loss carryovers, $7.8 million have no carry forward limitation and the remaining $484.0 million will begin to expire in fiscal 2035. As of June 27, 2021, the Company had approximately $1.1 billion of federal net operating loss carryovers and $251.0 million of state net operating loss carryovers which are fully offset by a valuation allowance. Additionally, the Company had $78.7 million of federal and $1.6 million of state income tax credit carryforwards which are fully offset by a valuation allowance. The federal and state net operating loss carryovers will begin to expire in fiscal 2038 and fiscal 2022, respectively. The federal and state income tax credit carryforwards will begin to expire in fiscal 2031 and fiscal 2022, respectively.
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
As of June 28, 2020, the Company’s liability for unrecognized tax benefits was $7.4 million. During the fiscal year ended June 27, 2021, the Company had no material changes to its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of June 27, 2021 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.6 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020	June 30, 2019
Balance at beginning of period	$7.4	$8.2	$8.6
Decrease related to current year change in law	—	—	—
Increases related to prior year tax positions	—	—	0.5
Decreases related to prior year tax positions	—	—	—
Settlements with tax authorities	—	(0.1)	—
Expiration of statute of limitations for assessment of taxes	—	(0.7)	(0.9)
Balance at end of period	$7.4	$7.4	$8.2
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations totaled less than $0.1 million for the fiscal years ended June 27, 2021, June 28, 2020, and June 30, 2019. The Company accrued less than $0.1 million for interest and penalties relating to unrecognized tax benefits in the consolidated balance sheets as of June 27, 2021 and June 28, 2020.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2017. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2017. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2011. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 27, 2021, the Company has approximately $189.7 million of undistributed earnings for certain non-U.S. subsidiaries. The Company has determined that $171.4 million of the $189.7 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. The Company expects to incur $1.4 million of foreign income taxes upon repatriation of the $171.4 million foreign earnings. As of June 27, 2021, the Company has not provided income taxes on the remaining undistributed foreign earnings of $18.3 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the United States, the Company would be required to pay approximately $0.3 million in taxes on these amounts.

Note 15 – Commitments and Contingencies
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
As of June 27, 2021, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.5 million to $5.2 million per year through fiscal 2031.
As of June 27, 2021, the Company has reduced property, plant and equipment by $27.1 million as a result of GDA reimbursements, of which $10.7 million has been received in cash and an additional $4.6 million and $11.8 million are recorded as receivables in other current assets and other assets, respectively, in the consolidated balance sheets.

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
For the fiscal year ended June 27, 2021, ST Microelectronics, Inc. (STMicroelectronics), Arrow Electronics, Inc. (Arrow) and Sumitomo Corporation (Sumitomo) represented 18%, 13% and 10% of revenue, respectively. For the fiscal year ended June 28, 2020, STMicroelectronics and Sumitomo represented 19% and 14% of revenue, respectively. For the fiscal year ended June 30, 2019, Arrow, Sumitomo and STMicroelectronics represented 14%, 14% and 11% of revenue, respectively.
No other customers individually accounted for more than 10% of revenue for the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019.
STMicroelectronics and Arrow accounted for 16% and 16% of the accounts receivable balance as of June 27, 2021, respectively.
STMicroelectronics and Infineon accounted for 14% and 11% of the accounts receivable balance as of June 28, 2020, respectively.
No other customers accounted for more than 10% of the accounts receivable balance as of June 27, 2021 and June 28, 2020.

Note 17 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, the Company contributed approximately $8.0 million, $7.7 million and $7.3 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.

Note 18 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In April 2018, the Company approved a corporate restructuring plan. The purpose was to restructure and realign the Company's cost base with the long-range business strategy that was announced in February 2018. The restructuring activity was completed in the second quarter of fiscal 2019. For the fiscal year ended June 30, 2019, $2.6 million was expensed relating to this corporate restructuring plan.
In September 2020, the Company realigned certain resources to further focus on areas vital to the Company's growth while driving efficiencies. As a result, the Company recorded $2.8 million in severance-related costs for the fiscal year ended June 27, 2021. The plan has concluded and all expenses have been paid as of June 27, 2021.
Additionally, in February 2021, the Company realigned the structure of its Asia sales presence. As a result, the Company recorded $0.6 million in severance related costs for the fiscal year ended June 27, 2021. The plan has concluded and all expenses have been paid as of June 27, 2021.
Factory Optimization Restructuring
In May 2019, the Company started a significant, multi-year factory optimization plan anchored by a state-of-the-art, automated 200mm capable silicon carbide and GaN fabrication facility and an expansion of its materials factory at its U.S. campus headquarters in Durham, North Carolina. As part of the plan, the Company has incurred and will incur restructuring charges associated with the movement of equipment as well as disposals on certain long-lived assets.
In September 2019, the Company announced its intent to build a new device fabrication facility in Marcy, New York to complement the factory expansion underway at its U.S. campus headquarters in Durham, North Carolina. The Company has commenced the building of the New York facility and is currently evaluating the impact of this decision on future restructuring charges.
The Company expects approximately $90.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, the Company expensed $5.2 million, $9.0 million and $4.1 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan, of which $0.1 million was accrued for as of June 27, 2021. Additionally, the Company expensed $3.4 million of restructuring charges associated with disposals of certain long-lived assets for the fiscal year ended June 27, 2021.
Sales Restructuring
In June 2019, the Company approved and implemented a sales restructuring plan to restructure and realign the Company's geographical sales team with the skills and experience needed to execute on the Company's business objectives. The restructuring activity was completed in the fourth quarter of fiscal 2019. The Company recorded $0.2 million in restructuring expense relating to this plan in the fourth quarter of fiscal 2019.
Sales Representatives Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.6 million in contract termination costs during the fiscal year ended June 28, 2020, of which $0.1 million was accrued in other current liabilities as of June 28, 2020.

Note 19 – Quarterly Results of Operations - Unaudited
The following is a summary of the Company’s consolidated quarterly results of operations for each of the fiscal years ended June 27, 2021 and June 28, 2020:

(in millions of U.S. Dollars, except share data)	September 27, 2020	December 27, 2020	March 28, 2021	June 27, 2021	Fiscal Year 2021
Revenue, net	$115.5	$127.0	$137.3	$145.8	$525.6
Cost of revenue, net	80.0	85.7	93.3	102.0	361.0
Gross profit	35.5	41.3	44.0	43.8	164.6

Net loss from continuing operations	(75.3)	(54.3)	(66.5)	(145.2)	(341.3)
Net loss from discontinued operations	(108.8)	(28.4)	(41.6)	(2.4)	(181.2)
Net loss	(184.1)	(82.7)	(108.1)	(147.6)	(522.5)
Net income from discontinued operations attributable to noncontrolling interest	0.3	0.3	0.8	—	1.4
Net loss attributable to controlling interest	(184.4)	(83.0)	(108.9)	(147.6)	(523.9)
Basic and diluted loss per share:
Continuing operations	($0.69)	($0.49)	($0.59)	($1.26)	($3.04)
Net loss attributable to controlling interest	($1.68)	($0.75)	($0.96)	($1.28)	($4.66)

(in millions of U.S. Dollars, except share data)	September 29, 2019	December 29, 2019	March 29, 2020	June 28, 2020	Fiscal Year 2020
Revenue, net	$127.7	$120.7	$113.9	$108.4	$470.7
Cost of revenue, net	75.2	85.1	72.6	79.3	312.2
Gross profit	52.5	35.6	41.3	29.1	158.5

Net loss from continuing operations	(39.3)	(57.9)	(56.2)	(44.2)	(197.6)
Net income (loss) from discontinued operations	1.5	3.9	(3.7)	5.3	7.0
Net loss	(37.8)	(54.0)	(59.9)	(38.9)	(190.6)
Net income from discontinued operations attributable to noncontrolling interest	—	0.3	0.2	0.6	1.1
Net loss attributable to controlling interest	(37.8)	(54.3)	(60.1)	(39.5)	(191.7)
Basic and diluted loss per share:
Continuing operations	($0.37)	($0.54)	($0.52)	($0.41)	($1.83)
Net loss attributable to controlling interest	($0.35)	($0.50)	($0.56)	($0.36)	($1.78)

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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 27, 2021.
The effectiveness of our internal control over financial reporting as of June 27, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.
Item 9B. Other Information
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2021.
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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc., as amended		8-K	2.1	5/16/2019
2.2^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc., as amended		8-K	2.1	3/2/2021
3.1	Articles of Incorporation, as amended		10-K	3.1	8/19/2002
3.2	Bylaws, as amended and restated		8-K	3.1	1/28/2015
4.1	Specimen Common Stock Certificate		10-Q	4.1	1/24/2018
4.2	Description of the Registered Securities		10-K	4.4	8/21/2019
4.3	Indenture, dated as of August 24, 2018, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	8/24/2018
4.4	Form of Global 0.875% Convertible Senior Note due 2023 (included in Exhibit 4.3)		8-K	4.2	8/24/2018
4.5	Indenture, dated as of April 21, 2020, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	4/21/2020
4.6	Form of 1.75% Convertible Senior Note due 2026 (included in Exhibit 4.5)		8-K	4.2	4/21/2020
10.1*	2004 Long-Term Incentive Compensation Plan, as amended ("2004 LTIP")		8-K	10.1	10/25/2012
10.2*	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors under the 2004 LTIP		10-Q	10.3	10/17/2012
10.3*	Form of Nonqualified Stock Option Agreement under the 2004 LTIP		10-Q	10.4	10/17/2012
10.4*	2013 Long-Term Incentive Compensation Plan, as amended ("2013 LTIP")		8-K	10.1	10/28/2016
10.5*	Form of Nonqualified Stock Option Award Agreement under the 2013 LTIP		10-Q	10.4	1/22/2014
10.6*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP		10-Q	10.5	1/22/2014
10.7*	Form of Master Performance Unit Award Agreement under the 2013 LTIP		8-K	10.4	8/29/2014
10.8*	Form of Performance Share Award Agreement - Section 16 Officer under the 2013 LTIP		10-Q	10.6	10/21/2015
10.9*	Form of Stock Unit Award Agreement (Performance-Based) for Gregg A. Lowe, dated September 27, 2017, under the 2013 LTIP		8-K	10.3	9/28/2017
10.10*	Form of Stock Unit Award Agreement (Performance-Based) under the 2013 LTIP		10-K	10.41	8/20/2018
10.11*	Form of Stock Unit Award Agreement (Time-Based) under the 2013 LTIP		10-K	10.42	8/20/2018
10.12*	Form of Performance Share Award Agreement for Gregg A. Lowe		8-K	10.1	9/8/2020
10.13*	Notice of Grant to Gregg A. Lowe, dated August 24, 2020		8-K	10.1	8/28/2020
10.14*	Notice of Grant to Neill P. Reynolds, dated August 24, 2020		8-K	10.2	8/28/2020
10.15*	2020 Employee Stock Purchase Plan		8-K	10.1	10/26/2020

10.16*	Change of Control Agreement for Chief Executive Officer between Cree, Inc. and Gregg A. Lowe, dated September 22, 2017		8-K	10.1	9/28/2017
10.17*	First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018		8-K	10.3	5/4/2018
10.18*	Cree Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, effective as of April 30, 2018		8-K	10.1	5/4/2018
10.19*	Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team		8-K	10.2	5/4/2018
10.20*	Schedule of Compensation of Non-Employee Directors		8-K	10.1	1/26/2021
10.21*	Non-Employee Director Stock Compensation and Deferral Program		10-Q	10.3	10/21/2009
10.22*	Amendment One to Non-Employee Director Stock Compensation and Deferral Program		10-Q	10.3	1/19/2011
10.23*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers		8-K	10.1	10/29/2010
10.24	Credit Agreement, dated January 9, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	1/12/2015
10.25	First Amendment to the Credit Agreement, dated September 10, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		10-Q	10.4	1/24/2018
10.26	Credit Agreement Consent, dated as of July 13, 2016, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.2	10/19/2016
10.27	Second Amendment to Credit Agreement, dated November 13, 2017, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	11/16/2017
10.28	Third Amendment to the Credit Agreement, dated as of August 21, 2018, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, as guarantor, and the other lenders party thereto		10-Q	10.1	10/17/2018
10.29	Credit Agreement Consent, dated as of March 14, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.1	5/3/2019
10.30	Fourth Amendment to the Credit Agreement, dated as of December 16, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		8-K	10.1	12/19/2019
10.31	Fifth Amendment to the Credit Agreement, dated as of March 27, 2020, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		10-Q	10.1	4/30/2020
10.32	Purchase Price Promissory Note between SMART Global Holdings, Inc., as maker, and Cree, Inc., as holder		10-Q	10.2	4/29/2021
10.33	Equity Distribution Agreement by and among Cree, Inc. and Wells Fargo Securities, LLC, BMO Capital Markets Corp., BofA Securities Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Truist Securities, Inc., dated February 11, 2021		8-K	1.1	2/11/2021
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Cree, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Cree Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 2021 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement
^	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREE, INC.
Date:	August 18, 2021

By:	/s/ Gregg A. Lowe
Gregg A. Lowe
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Chief Executive Officer and President	August 18, 2021
Gregg A. Lowe	(Principal Executive Officer)

/s/ NEILL P. REYNOLDS	Executive Vice President and Chief Financial Officer	August 18, 2021
Neill P. Reynolds	(Principal Financial and Principal Accounting Officer)

/s/ DARREN R. JACKSON	Chairman and Director	August 18, 2021
Darren R. Jackson

/s/ GLENDA DORCHAK	Director	August 18, 2021
Glenda Dorchak

/s/ JOHN C. HODGE	Director	August 18, 2021
John C. Hodge

/s/ CLYDE R. HOSEIN	Director	August 18, 2021
Clyde R. Hosein

/s/ DUY-LOAN T. LE	Director	August 18, 2021
Duy-Loan T. Le

/s/ JOHN B. REPLOGLE	Director	August 18, 2021
John B. Replogle

/s/ MARVIN A. RILEY	Director	August 18, 2021
Marvin A. Riley

/s/ THOMAS H. WERNER	Director	August 18, 2021
Thomas H. Werner