Form 10-Q
period 2021-09-26
WOLFSPEED, INC.
filed 2021-10-28
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-21154
__________________________________________
WOLFSPEED, INC.
(Exact name of registrant as specified in its charter)

North Carolina		56-1572719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4600 Silicon Drive
Durham	North Carolina	27703
(Address of principal executive offices)		(Zip Code)
(919) 407-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00125 par value	WOLF	New York Stock Exchange
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 22, 2021, was 116,217,170.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended September 26, 2021

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	September 26, 2021	June 27, 2021
Assets
Current assets:
Cash and cash equivalents	$261.5	$379.0
Short-term investments	596.3	775.6
Total cash, cash equivalents and short-term investments	857.8	1,154.6
Accounts receivable, net	106.4	95.9
Inventories	183.0	166.6
Income taxes receivable	6.5	6.4
Prepaid expenses	33.3	25.7
Other current assets	43.2	27.9
Current assets held for sale	1.7	1.6
Total current assets	1,231.9	1,478.7
Property and equipment, net	1,343.3	1,292.3
Goodwill	359.2	359.2
Intangible assets, net	136.5	140.5
Long-term receivables	140.0	138.4
Deferred tax assets	1.0	1.0
Other assets	36.9	35.5
Long-term assets of discontinued operations	—	1.2
Total assets	$3,248.8	$3,446.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$247.7	$381.1
Accrued contract liabilities	25.6	22.9
Income taxes payable	0.4	0.4
Finance lease liabilities	8.7	5.2
Other current liabilities	36.6	38.6
Current liabilities of discontinued operations	—	0.6
Total current liabilities	319.0	448.8
Long-term liabilities:
Convertible notes, net	834.4	823.9
Deferred tax liabilities	2.7	2.5
Finance lease liabilities - long-term	9.9	10.0
Other long-term liabilities	43.4	44.5
Long-term liabilities of discontinued operations	—	0.6
Total long-term liabilities	890.4	881.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 26, 2021 and June 27, 2021; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 26, 2021 and June 27, 2021; 116,186 and 115,691 shares issued and outstanding at September 26, 2021 and June 27, 2021, respectively	0.1	0.1
Additional paid-in-capital	3,670.6	3,676.8
Accumulated other comprehensive income	1.9	2.7
Accumulated deficit	(1,633.2)	(1,563.1)
Total shareholders’ equity	2,039.4	2,116.5
Total liabilities and shareholders’ equity	$3,248.8	$3,446.8
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	September 26, 2021	September 27, 2020
in millions of U.S. Dollars, except share data
Revenue, net	$156.6	$115.5
Cost of revenue, net	107.2	80.0
Gross profit	49.4	35.5
Operating expenses:
Research and development	49.9	41.2
Sales, general and administrative	49.0	44.0
Amortization or impairment of acquisition-related intangibles	3.6	3.6
(Gain) loss on disposal or impairment of other assets	(0.2)	0.3
Other operating expense	12.8	8.6
Operating loss	(65.7)	(62.2)
Non-operating expense, net	4.1	13.9
Loss before income taxes	(69.8)	(76.1)
Income tax expense (benefit)	0.3	(0.8)
Net loss from continuing operations	(70.1)	(75.3)
Net loss from discontinued operations	—	(108.8)
Net loss	(70.1)	(184.1)
Net income from discontinued operations attributable to noncontrolling interest	—	0.3
Net loss attributable to controlling interest	($70.1)	($184.4)

Basic and diluted loss per share
Continuing operations	($0.60)	($0.69)
Net loss attributable to controlling interest	($0.60)	($1.68)

Weighted average shares - basic and diluted (in thousands)	115,919	109,705
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020
Net loss	($70.1)	($184.1)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(0.8)	—
Comprehensive loss	(70.9)	(184.1)
Net income from discontinued operations attributable to noncontrolling interest	—	0.3
Comprehensive loss attributable to controlling interest	($70.9)	($184.4)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S Dollars, except share data)	Number of Shares	Par Value
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5
Net loss	—	—	—	(70.1)	—	(70.1)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.8)	(0.8)
Comprehensive loss						(70.9)
Tax withholding on vested equity awards	—	—	(22.5)	—	—	(22.5)
Stock-based compensation	—	—	15.6	—	—	15.6
Exercise of stock options and issuance of shares	495	—	0.7	—	—	0.7
Balance at September 26, 2021	116,186	$0.1	$3,670.6	($1,633.2)	$1.9	$2,039.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net (loss) income	—	—	—	(184.4)	—	(184.4)	0.3	(184.1)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Comprehensive (loss) income						(184.4)	0.3	(184.1)
Tax withholding on vested equity awards	—	—	(22.7)	—	—	(22.7)	—	(22.7)
Stock-based compensation	—	—	16.2	—	—	16.2	—	16.2
Exercise of stock options and issuance of shares	1,066	—	16.5	—	—	16.5	—	16.5
Balance at September 27, 2020	110,296	$0.1	$3,116.2	($1,223.6)	$16.0	$1,908.7	$6.4	$1,915.1
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020
Operating activities:
Net loss	($70.1)	($184.1)
Net loss from discontinued operations	—	(108.8)
Net loss from continuing operations	(70.1)	(75.3)
Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	34.6	27.4
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	5.1	9.4
Stock-based compensation	14.6	13.7
Loss on disposal or impairment of long-lived assets	0.8	0.2
Amortization of premium/discount on investments	1.7	1.5
Realized gain on sale of investments	(0.2)	—
Loss on equity investment	—	3.4
Foreign exchange gain on equity investment	—	(0.5)
Deferred income taxes	0.2	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	(10.5)	11.4
Inventories	(22.5)	(11.0)
Prepaid expenses and other assets	1.2	5.3
Accounts payable, trade	(5.2)	(2.7)
Accrued salaries and wages and other liabilities	(14.9)	17.4
Accrued contract liabilities	2.7	0.2
Net cash (used in) provided by operating activities of continuing operations	(62.5)	0.7
Net cash used in operating activities of discontinued operations	—	(0.3)
Cash (used in) provided by operating activities	(62.5)	0.4
Investing activities:
Purchases of property and equipment	(259.3)	(113.5)
Purchases of patent and licensing rights	(1.0)	(1.2)
Proceeds from sale of property and equipment	0.5	0.6
Purchases of short-term investments	(8.7)	(61.7)
Proceeds from maturities of short-term investments	77.2	157.8
Proceeds from sale of short-term investments	108.5	3.2
Reimbursement of property and equipment purchases from long-term incentive agreement	50.8	—
Net cash used in investing activities of continuing operations	(32.0)	(14.8)
Net cash used in investing activities of discontinued operations	—	(1.2)
Cash used in investing activities	(32.0)	(16.0)
Financing activities:
Proceeds from long-term debt borrowings	20.0	—
Payments on long-term debt borrowings, including finance lease obligations	(20.1)	(0.1)
Proceeds from issuance of common stock	0.7	16.5
Tax withholding on vested equity awards	(22.5)	(12.8)
Commitment fee on long-term incentive agreement	(1.0)	(0.5)
Cash (used in) provided by financing activities	(22.9)	3.1
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	0.1
Net change in cash and cash equivalents	(117.5)	(12.4)
Cash and cash equivalents, beginning of period	379.0	448.8
Cash and cash equivalents, end of period	$261.5	$436.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Wolfspeed, Inc. (the Company), formally known as Cree, Inc., is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. The Company's Silicon Carbide and GaN materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems.
Previously, the Company designed, manufactured and sold specialty lighting-class light emitting diode (LED) products targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays. As discussed more fully below in Note 2, “Discontinued Operations,” on March 1, 2021, the Company completed the sale of certain assets and subsidiaries comprising its former LED Products segment (the LED Business Divestiture) to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART).
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
In January 2021, the Company announced plans to change its corporate name from Cree, Inc. to Wolfspeed, Inc., which was completed on October 4, 2021. In addition, the Company transferred the listing of its common stock to the New York Stock Exchange (NYSE) from The Nasdaq Global Select Market (Nasdaq). The Company ceased trading as a Nasdaq-listed company at the end of the day on October 1, 2021 and commenced trading as a NYSE-listed company at market open on October 4, 2021 under the new ticker symbol ‘WOLF’.
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
Wolfspeed, Inc. is a North Carolina corporation established in 1987, and its headquarters are in Durham, North Carolina.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at September 26, 2021, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 27, 2021 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021 (fiscal 2021) (the 2021 Form 10-K). The results of operations for the three months ended September 26, 2021 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2022 (fiscal 2022). Additionally, the impact of the COVID-19 pandemic to the results of operations remains uncertain.
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of September 26, 2021 and through the date of this Quarterly Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments, valuation allowances for tax assets and the ability to estimate an annual effective tax rate. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended September 26, 2021, the Company believes the full impact of the COVID-19 pandemic remains uncertain and will continue to assess if ongoing developments related to the COVID-19 pandemic may cause future material impacts to its consolidated financial statements.

Change in Estimate
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
As a result of the LED Business Divestiture and the Company's continued investment in 200mm technology, the Company evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, the Company increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022 and resulted in a decrease in depreciation expense of $8.4 million for the first quarter of fiscal 2022. Approximately $7.1 million of the decrease in depreciation expense resulted in a reduction of inventory as of September 26, 2021 and will impact cost of revenue, net in future periods as the inventory is relieved. The remaining $1.3 million of reduced depreciation expense resulted in the following: (1) an improvement in gross profit of $0.5 million; (2) an improvement in both loss before income taxes and net loss of $1.3 million; and (3) an improvement in basic and diluted loss per share of $0.01 per share.
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Pending Adoption
Convertible Debt Instruments
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard simplifies the accounting for convertible instruments by eliminating the cash conversion and the beneficial conversion accounting models. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The update requires an entity to use the if-converted method for all convertible instruments in the diluted earnings per share calculation. An entity may use either a modified or full retrospective approach for adoption. The Company will adopt this standard on June 27, 2022, as required, and is currently evaluating the impact on its consolidated financial statements.

Note 2 – Discontinued Operations
On March 1, 2021, the Company completed the LED Business Divestiture pursuant to the terms of the Asset Purchase Agreement (the LED Purchase Agreement), dated October 18, 2020, as amended. Pursuant to the LED Purchase Agreement, (i) the Company completed the sale to SMART of (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising the Company’s former LED Products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited (Cree Huizhou), a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of the Company, and (c) the Company’s ownership interest in Cree Venture LED Company Limited., the Company’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) SMART assumed certain liabilities related to the LED Business. The Company retained certain assets used in and pre-closing liabilities associated with the former LED Products segment.
The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of a unsecured promissory note of SGH (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months and one bullet payment of principal and all accrued and unpaid interest will be payable on the maturity date of the Purchase Price Note and Earnout Note. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note will mature on March 27, 2025. In fiscal 2021, the Company recognized a loss on sale of the LED Business of $29.1 million. The cost of selling the LED Business was $27.4 million, which was recognized throughout fiscal 2020 and 2021.

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
The following table presents the financial results of the LED Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

Three months ended
(in millions of U.S. Dollars)	September 27, 2020
Revenue, net	$101.1
Cost of revenue, net	82.6
Gross profit	18.5
Operating expenses:
Research and development	8.4
Sales, general and administrative	7.9
Goodwill impairment	105.7
Gain on disposal or impairment of long-lived assets	(0.5)
Other operating expense	4.8
Operating loss	(107.8)
Non-operating expense, net	0.1
Loss before income taxes	(107.9)
Income tax expense	0.9
Net loss	(108.8)
Net income attributable to noncontrolling interest	0.3
Net loss attributable to controlling interest	($109.1)
As of September 27, 2020, the Company determined it would more likely than not sell all or a portion of the assets comprising its former LED Products segment below carrying value. As a result, the Company recorded an impairment to goodwill of $105.7 million.
For the three months ended September 26, 2021, the Company recognized $0.9 million and $2.9 million in administrative fees related to the LED RELA and the LED TSA, respectively, of which $0.3 million and $0.9 million are included in accounts receivable, net in the consolidated balance sheets as of September 26, 2021. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases." Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, of which $17.5 million was outstanding as of September 26, 2021. The Wafer Supply Agreement liability is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheets.
The Company recognized a net loss of $0.8 million in non-operating expense, net for the three months ended September 26, 2021 related to the Wafer Supply Agreement. A receivable of $3.1 million was included in other assets in the consolidated balance sheets as of September 26, 2021.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $47.8 million as of September 26, 2021 and $45.2 million as of June 27, 2021. The increase was primarily due to increased reserves on the Company's "ship and debit" program. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
For the three months ended September 26, 2021, the Company did not recognize any revenue that was included in contract liabilities as of June 27, 2021.
Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three months ended September 26, 2021.
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended
	September 26, 2021		September 27, 2020
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$58.1	37.1%	$35.8	31.0%
United States	26.0	16.6%	28.9	25.0%
China	42.9	27.4%	22.4	19.4%
Japan	10.3	6.6%	11.3	9.8%
South Korea	7.5	4.8%	7.4	6.4%
Other	11.8	7.5%	9.7	8.4%
Total	$156.6		$115.5

Note 4 – Leases
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
The Company's finance lease obligations include manufacturing equipment, manufacturing space in Malaysia, and a 49-year ground lease on a future Silicon Carbide device fabrication facility in New York.

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	September 26, 2021	June 27, 2021
Right-of-use asset (1)	$13.3	$12.1

Current lease liability (2)	6.6	4.5
Non-current lease liability (3)	6.4	7.5
Total operating lease liabilities	13.0	12.0

Finance Leases:
Finance lease assets (4)	$18.6	$15.5

Current portion of finance lease liabilities	8.7	5.2
Finance lease liabilities, less current portion	9.9	10.0
Total finance lease liabilities	18.6	15.2
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $1.5 million for the three months ended September 26, 2021 and $1.4 million for the three months ended September 27, 2020.
Short-term lease expense, variable lease expense and sublease income were immaterial for the three months ended September 26, 2021 and September 27, 2020.
Finance lease amortization was $0.4 million and interest expense was $0.1 million for the three months ended September 26, 2021. Finance lease amortization was $0.2 million and interest expense was $0.1 million for the three months ended September 27, 2020.
Cash Flows
Cash flow information consisted of the following:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020
Cash used in operating activities:
Cash paid for operating leases	$1.6	$1.3
Cash paid for interest portion of financing leases	0.1	0.1
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.1	0.1
Non-cash activities:
Operating lease additions and modifications, net	2.6	1.2
Finance lease additions	3.5	—
Transfer of finance lease liability to accounts payable and accrued expenses (1)	—	4.2
(1) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of September 26, 2021 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 26, 2022 (remainder of fiscal 2022)	$5.7	$8.8	$14.5
June 25, 2023	3.6	0.7	4.3
June 30, 2024	2.2	0.7	2.9
June 29, 2025	1.2	0.7	1.9
June 28, 2026	0.7	0.7	1.4
Thereafter	0.1	14.5	14.6
Total lease payments	13.5	26.1	39.6
Imputed lease interest	(0.5)	(7.5)	(8.0)
Total lease liabilities	$13.0	$18.6	$31.6
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	27	353
Weighted average discount rate (2)	2.54%	2.26%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 24 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 1.78%.
Lease Income
As mentioned in Note 2, "Discontinued Operations", on March 1, 2021 and in connection with the sale of its LED Business, the Company entered into the LED RELA pursuant to which the Company leases to CreeLED approximately 58,000 square feet of the Company’s property and certain facilities in Durham, North Carolina for a total of $3.6 million per year. The lease term is 24 months and expires on February 28, 2023. Subject to certain provisions in the LED RELA, CreeLED may terminate its rights or a portion of its rights under the agreement at any time with sixty days written notice. A notice of thirty days is permitted under certain circumstances as defined in the agreement. The agreement does not contain any renewal provisions.
The Company recognized lease income of $0.9 million for the three months ended September 26, 2021. The Company did not recognize lease income for the three months ended September 27, 2020.
The Company did not recognize any variable lease income for the three months ended September 26, 2021 and September 27, 2020.
Future minimum rental income relating to the LED RELA is as follows (in millions of U.S. Dollars):

June 26, 2022 (remainder of fiscal 2022)	2.7
June 25, 2023	2.4
Total future minimum rental income	5.1

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	September 26, 2021	June 27, 2021
Billed trade receivables	$106.0	$95.6
Unbilled contract receivables	0.9	0.6
Royalties	0.4	0.5
	107.3	96.7
Allowance for bad debts	(0.9)	(0.8)
Accounts receivable, net	$106.4	$95.9

Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	September 26, 2021
Balance at beginning of period	$0.8
Current period provision change	0.1
Write-offs, net of recoveries	—
Balance at end of period	$0.9
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	September 26, 2021	June 27, 2021
Raw material	$46.8	$43.3
Work-in-progress	121.6	109.5
Finished goods	14.6	13.8
Inventories	$183.0	$166.6
In addition, the Company holds inventory related to the Wafer Supply Agreement entered into in connection with the LED Business Divestiture, which is recorded within other current assets on the consolidated balance sheets.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	September 26, 2021	June 27, 2021
Accounts payable, trade	$38.2	$44.2
Accrued salaries and wages	60.2	69.5
Accrued property and equipment	128.9	248.3
Accrued expenses	19.5	17.4
Other	0.9	1.7
Accounts payable and accrued expenses	$247.7	$381.1

Other Operating Expense
Other operating expense consisted of the following:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020
Factory optimization restructuring	$2.6	$1.6
Severance and other restructuring	—	2.8
Total restructuring costs	2.6	4.4
Project, transformation and transaction costs	1.6	1.2
Factory optimization start-up costs	8.6	3.0
Other operating expense	$12.8	$8.6
Accumulated Other Comprehensive Income, net of taxes
Accumulated other comprehensive income, net of taxes, consisted of $1.9 million and $2.7 million of net unrealized gains on available-for-sale securities as of September 26, 2021 and June 27, 2021, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized gain (loss) on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Income
Reclassifications out of accumulated other comprehensive income were $0.2 million for the three months ended September 26, 2021 and less than $0.1 million for the three months ended September 27, 2020. Amounts were reclassified to non-operating expense, net on the consolidated statements of operations.
Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020
Foreign currency gain, net	($0.1)	($0.2)
Gain on sale of investments, net	(0.2)	—
Loss on equity investment, net	—	3.4
Interest income	(2.6)	(2.7)
Interest expense, net of capitalized interest	6.7	13.1
Loss on Wafer Supply Agreement	0.8	—
Other, net	(0.5)	0.3
Non-operating expense, net	$4.1	$13.9
Statements of Cash Flows - non-cash activities

	Three months ended
	September 26, 2021	September 27, 2020
Lease asset and liability additions	$3.5	$1.1
Lease asset and liability modifications, net	2.6	0.1
Transfer of finance lease liability to accounts payable and accrued expenses (1)	—	4.2
Decrease in property, plant and equipment from long-term incentive related receivables	23.2	—
(1) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.

Accrued property and equipment as of September 26, 2021 and September 27, 2020 was $128.9 million and $108.2 million, respectively.
Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, certificates of deposit, commercial paper and variable rate demand notes. All short-term investments are classified as available-for-sale.
Short-term investments as of September 26, 2021 and June 27, 2021 consisted of the following:

	September 26, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Municipal bonds	$135.7	$1.7	$—	$—	$137.4
Corporate bonds	366.9	2.6	(0.2)	—	369.3
U.S. agency securities	13.8	—	—	—	13.8
U.S. treasury securities	46.1	0.2	—	—	46.3
Certificates of deposit	9.5	—	—	—	9.5
Variable rate demand notes	20.0	—	—	—	20.0
Total short-term investments	$592.0	$4.5	($0.2)	$—	$596.3

	June 27, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Municipal bonds	$139.4	$1.9	$—	$—	$141.3
Corporate bonds	456.5	3.3	(0.3)	—	459.5
U.S. agency securities	15.8	—	—	—	15.8
U.S. treasury securities	72.3	0.3	(0.1)	—	72.5
Certificates of deposit	16.5	—	—	—	16.5
Commercial paper	50.0	—	—	—	50.0
Variable rate demand notes	20.0	—	—	—	20.0
Total short-term investments	$770.5	$5.5	($0.4)	$—	$775.6
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $4.1 million and $5.5 million as of September 26, 2021 and June 27, 2021, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write offs of noncollectable interest income are recorded as a reversal to interest income. There were no write offs of noncollectable interest income during the three months ended September 26, 2021 and September 27, 2020.
The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	September 26, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$14.0	$—	$—	$—	$14.0	$—
Corporate bonds	94.1	(0.2)	—	—	94.1	(0.2)
U.S. agency securities	7.7	—	—	—	7.7	—
U.S. treasury securities	20.8	—	—	—	20.8	—
Total	$136.6	($0.2)	$—	$—	$136.6	($0.2)
Number of securities with an unrealized loss		75		—		75

	June 27, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$28.8	$—	$—	$—	$28.8	$—
Corporate bonds	133.8	(0.3)	—	—	133.8	(0.3)
U.S. agency securities	16.7	—	—	—	16.7	—
U.S. treasury securities	47.9	(0.1)	—	—	47.9	(0.1)
Certificates of deposit	0.7	—	—	—	0.7	—
Total	$227.9	($0.4)	$—	$—	$227.9	($0.4)
Number of securities with an unrealized loss		134		—		134
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains of $0.2 million and less than $0.1 million for the three months ended September 26, 2021 and September 27, 2020, respectively, are included in non-operating expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of September 26, 2021 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 26, 2021.
The contractual maturities of short-term investments as of September 26, 2021 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$27.5	$109.9	$—	$—	$137.4
Corporate bonds	65.5	303.8	—	—	369.3
U.S. agency securities	5.5	8.3	—	—	13.8
U.S. treasury securities	16.6	29.7	—	—	46.3
Certificates of deposit	9.5	—	—	—	9.5
Variable rate demand notes	—	—	—	20.0	20.0
Total short-term investments	$124.6	$451.7	$—	$20.0	$596.3

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of September 26, 2021 and June 27, 2021, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 26, 2021 and June 27, 2021.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	September 26, 2021				June 27, 2021
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$108.5	$—	$—	$108.5	$96.9	$—	$—	$96.9
Municipal bonds	—	—	—	—	—	16.0	—	16.0
U.S. agency securities	—	—	—	—	—	6.0	—	6.0
Commercial paper	—	32.0	—	32.0	—	62.4	—	62.4
Variable rate demand notes	—	—	—	—	—	22.9	—	22.9
Total cash equivalents	108.5	32.0	—	140.5	96.9	107.3	—	204.2
Short-term investments:
Municipal bonds	—	137.4	—	137.4	—	141.3	—	141.3
Corporate bonds	—	369.3	—	369.3	—	459.5	—	459.5
U.S. agency securities	—	13.8	—	13.8	—	15.8	—	15.8
U.S. treasury securities	46.3	—	—	46.3	72.5	—	—	72.5
Certificates of deposit	—	9.5	—	9.5	—	16.5	—	16.5
Commercial paper	—	—	—	—	—	50.0	—	50.0
Variable rate demand notes	—	20.0	—	20.0	—	20.0	—	20.0
Total short-term investments	46.3	550.0	—	596.3	72.5	703.1	—	775.6
Total cash equivalents and short-term investments	$154.8	$582.0	$—	$736.8	$169.4	$810.4	$—	$979.8

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the three months ended September 26, 2021.

Intangible Assets, net
The following table presents the components of intangible assets, net:

	September 26, 2021			June 27, 2021
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($26.6)	$70.2	$96.8	($25.1)	$71.7
Developed technology	68.0	(29.5)	38.5	68.0	(28.2)	39.8
Non-compete agreements	12.2	(10.9)	1.3	12.2	(10.1)	2.1
Acquisition related intangible assets	177.0	(67.0)	110.0	177.0	(63.4)	113.6
Patent and licensing rights	66.9	(40.4)	26.5	67.1	(40.2)	26.9
Total intangible assets	$243.9	($107.4)	$136.5	$244.1	($103.6)	$140.5
Total amortization of acquisition-related intangibles assets was $3.6 million and $3.6 million for the three months ended September 26, 2021 and September 27, 2020, respectively.
Total amortization of patents and licensing rights was $1.3 million and $1.2 million for the three months ended September 26, 2021 and September 27, 2020, respectively.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 26, 2022 (remainder of fiscal 2022)	$9.9	$3.8	$13.7
June 25, 2023	11.0	4.1	15.1
June 30, 2024	10.4	3.5	13.9
June 29, 2025	10.4	2.7	13.1
June 28, 2026	9.3	2.0	11.3
Thereafter	59.0	10.4	69.4
Total future amortization expense	$110.0	$26.5	$136.5

Note 9 – Long-term Debt
Revolving Line of Credit
As of September 26, 2021, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of September 26, 2021, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three months ended September 26, 2021, the average interest rate was 0.15%, related to a ten day draw of $20.0 million on the line of credit in the first quarter of fiscal 2022. As of September 26, 2021, the unused line fee on available borrowings is 25 basis points.

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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	September 26, 2021	June 27, 2021
Principal	$999.8	$999.8
Unamortized discount and issuance costs	(165.4)	(175.9)
Net carrying amount	$834.4	$823.9
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	September 26, 2021	June 27, 2021
Discount related to value of conversion option	$262.3	$262.3
Partial extinguishment of 2023 Notes	(27.7)	(27.7)
Debt issuance costs	(6.3)	(6.3)
Net carrying amount	$228.3	$228.3
The interest expense, net recognized related to the Notes is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020
Interest expense, net of capitalized interest	$1.1	$3.2
Amortization of discount and issuance costs, net of capitalized interest	5.1	9.4
Total interest expense, net	$6.2	$12.6
The Company capitalizes interest related to the Notes in connection with the building of a new Silicon Carbide device fabrication facility in New York. For the three months ended September 26, 2021 and September 27, 2020, the Company capitalized $2.3 million and $0.2 million of interest expense, respectively, and $5.4 million and $0.4 million of amortization of discount and issuance costs, respectively.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for both the 2023 and 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on September 30, 2021. As a result, the Notes are convertible at the option of the holders through December 31, 2021.
As of September 26, 2021, the if-converted values of the 2023 and 2026 Notes exceeded their respective principal amounts by $175.6 million and $455.0 million, respectively.
The estimated fair value of the Notes is $1.7 billion as of September 26, 2021, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended
(in millions of U.S. Dollars, except share data)	September 26, 2021	September 27, 2020
Net loss from continuing operations	($70.1)	($75.3)

Net loss from discontinued operations	—	(108.8)
Net income from discontinued operations attributable to noncontrolling interest	—	0.3
Net loss from discontinued operations attributable to controlling interest	—	(109.1)

Weighted average shares - basic and diluted (in thousands)	115,919	109,705

Loss per share - basic and diluted:
Continuing operations	($0.60)	($0.69)
Discontinued operations attributable to controlling interest	$—	($0.99)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the three months ended September 26, 2021 and September 27, 2020, 2.7 million and 4.5 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
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

Stock Option Awards
A summary of stock option awards outstanding as of September 26, 2021 and changes during the three months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 27, 2021	142	$27.37
Granted	—	$—
Exercised	(17)	$39.59
Forfeited or expired	—	$—
Outstanding at September 26, 2021	125	$25.62
Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of September 26, 2021 and changes during the three months then ended is as follows:

(awards and units in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 27, 2021	2,168	$57.38
Granted	629	$92.52
Vested	(733)	$51.59
Forfeited	(20)	$67.05
Nonvested at September 26, 2021	2,044	$70.18
Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s ESPP awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements.
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
The Black-Scholes and Monte Carlo option pricing models require the input of highly subjective assumptions. The assumptions listed below represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, recorded share-based compensation expense could have been materially different from that depicted below.

Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020
Cost of revenue, net	$3.1	$3.4
Research and development	2.4	2.4
Sales, general and administrative	9.1	7.9
Total stock-based compensation expense	$14.6	$13.7
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of September 26, 2021, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. and Luxembourg deferred tax assets.
As a result of the LED Business Divestiture and the liquidation of the Company’s common stock ownership interest in ENNOSTAR, Inc., the Company began reviewing its legal entity structure, including its Luxembourg holding company, during the fourth quarter of fiscal 2021. As of September 26, 2021, the Company is still performing the due diligence necessary to understand its ability and desire to restructure its Luxembourg holding company. If the Company determines it is willing and able to execute a restructuring of its Luxembourg holding company, it is reasonably possible the action could generate taxable income of the right character to utilize all or a portion of the Company’s existing $121.8 million of deferred tax assets in Luxembourg. As a result, the Company believes it is reasonably possible within the next twelve months, and potentially as early as the second quarter of fiscal 2022, that objective positive evidence may become available to allow the Company to conclude that all or a portion of the $121.8 million of Luxembourg deferred tax assets are realizable. This determination would result in the release of all or a portion of the Luxembourg valuation allowance. The release of the Luxembourg valuation allowance could result in the recognition of $121.8 million of net operating loss deferred tax assets and a decrease to income tax expense in the period the release is recorded.
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
As of June 27, 2021, the Company's liability for unrecognized tax benefits was $7.4 million. During the three months ended September 26, 2021, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 26, 2021 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.6 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
As of September 26, 2021, the Company has reduced property and equipment, net by $101.1 million as a result of GDA reimbursements, of which $61.5 million has been received in cash and an additional $26.4 million and $13.2 million are recorded as receivables in other current assets and other assets, respectively, in the consolidated balance sheets.
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
In September 2019, the Company announced its intent to build a new Silicon Carbide device fabrication facility in Marcy, New York to complement the factory expansion underway at its U.S. campus headquarters in Durham, North Carolina. The Company has commenced the building of the New York facility and is currently evaluating the impact of this decision on future restructuring charges.
The Company expects approximately $90.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three months ended September 26, 2021, the Company expensed $1.6 million of restructuring charges associated with the movement of equipment related to the factory optimization plan, of which $0.3 million is accrued for as of September 26, 2021. Additionally, the Company expensed $1.0 million of restructuring charges associated with disposals of certain long-lived assets for the three months ended September 26, 2021.
For the three months ended September 27, 2020, the Company expensed and paid $2.6 million of restructuring charges associated with the movement of equipment related to the factory optimization plan.

Corporate Restructuring
In September 2020, the Company realigned certain resources to further focus on areas vital to our growth while driving efficiencies. As a result, the Company recorded $2.8 million in severance-related costs during the three months ended September 27, 2020. The plan has concluded and all expenses were paid as of June 27, 2021.

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 27, 2021 (the 2021 Form 10-K). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview
Wolfspeed, Inc., formerly known as Cree, Inc. (Wolfspeed, we, our, or us) is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. Our Silicon Carbide and GaN materials and devices are targeted for applications such as transportation, power supplies, inverters and wireless systems.
During and prior to fiscal 2021, we designed, manufactured and sold specialty lighting-class light emitting diode (LED) products targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays. On March 1, 2021, we completed the sale of certain assets and subsidiaries comprising our former LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned newly-created acquisition subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) (the LED Business Divestiture). We retained certain assets used in and pre-closing liabilities associated with our former LED Products segment.
Unless otherwise noted, discussions within this Quarterly Report relate to our continuing operations.
Our continuing operations consist entirely of our Wolfspeed business, which includes Silicon Carbide and GaN materials, power devices and RF devices based on wide bandgap semiconductor materials and silicon. Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products and RF devices are used in military communications, radar, satellite and telecommunication applications.
In January 2021, we announced plans to change our corporate name from Cree, Inc. to Wolfspeed, Inc., which was completed on October 4, 2021. In addition, we transferred the listing of our common stock to the New York Stock Exchange (NYSE) from The Nasdaq Global Select Market. We ceased trading as a Nasdaq-listed company at the end of the day on October 1, 2021 and commenced trading as a NYSE-listed company at market open on October 4, 2021 under the new ticker symbol ‘WOLF’.
The majority of our products are manufactured at our production facilities located in North Carolina, California and Arkansas. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We maintain captive lines at some of our contract manufacturers. Additionally, we are in the process of building a Silicon Carbide device fabrication facility in New York. We operate research and development facilities in North Carolina, California, Arkansas, Arizona, New York and China.

Wolfspeed, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 1 of this Quarterly Report.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Pandemic. Although vaccines for COVID-19 have been made available to the general public in the United States and in many places around the world, vaccination rates vary and vaccines may lose effectiveness over time. We are unable to predict how widely utilized the vaccines and boosters will be, whether and for how long they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. In light of the increasing percentage of vaccinated individuals, many previously implemented restrictions have gradually been lifted. While the number of new cases is significantly below the levels witnessed at the height of the COVID-19 pandemic, there was a significant uptick in the number of new cases, including so called ‘breakthrough’ cases involving individuals who were previously vaccinated, during the first quarter of fiscal 2022. Despite the availability of vaccines, COVID-19 and its variants continue to spread globally and to impact the locations where we do business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. In order to combat the COVID-19 pandemic, significant business and travel restrictions and changes to behavior intended to reduce its spread were implemented. The COVID-19 pandemic has continued to affect us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' and contract manufacturers' ability to fulfill our orders, and the overall impact of the aforementioned items that could cause output challenges and increased costs. The potential continued spread of COVID-19 and any of its variants could result in a number of additional adverse effects, including additional laws and regulations affecting our business, restoration and/or expansion of restrictions, fluctuations in foreign currency markets and the credit risks of our customers. We continue to pay close attention to the evolving development of, and the disruption to business and economic activities caused by, the COVID-19 pandemic. However, given the dynamic nature of the COVID-19 pandemic, it is not practicable to provide a reasonable estimate of its impact on our financial position, cash flows and operating results at the present.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the adoption of Silicon Carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, inflationary impacts, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers.
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, we expect the supply situation for these items to remain tight for at least the next few quarters. In addition, the current high demand for our products has led to supply constraints for our customers. We continue to work closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers, to the extent possible, although we expect that constraints may continue to limit our shipments in the near term.
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
Overview of the three months ended September 26, 2021
The following is a summary of our financial results for the three months ended September 26, 2021:
•Revenue increased to $156.6 million for the three months ended September 26, 2021 from $115.5 million for the three months ended September 27, 2020.
•Gross profit increased to $49.4 million for the three months ended September 26, 2021 from $35.5 million for the three months ended September 27, 2020. Gross margin was 31.5% for the three months ended September 26, 2021 and 30.7% for the three months ended September 27, 2020.
•Operating loss was $65.7 million for the three months ended September 26, 2021 compared to $62.2 million for the three months ended September 27, 2020.
•Diluted loss per share from continuing operations was $0.60 for the three months ended September 26, 2021 compared to $0.69 for the three months ended September 27, 2020.
•Combined cash, cash equivalents and short-term investments was $857.8 million at September 26, 2021 and $1,154.6 million at June 27, 2021.
•Cash used in operating activities from continuing operations was $62.5 million for the three months ended September 26, 2021 compared to cash provided by operating activities from continuing operations of $0.7 million for the three months ended September 27, 2020.
•Purchases of property and equipment, net were $208.5 million (net of $50.8 million in reimbursements) for the three months ended September 26, 2021 compared to $113.5 million for the three months ended September 27, 2020.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our ongoing construction of a state-of-the-art, automated 200mm Silicon Carbide device fabrication facility and an expansion of our materials factory to grow our Silicon Carbide production capacity, each of which was announced in May 2019. In September 2019, we announced our intention to build a new Silicon Carbide device fabrication facility in Marcy, New York to complement the factory expansion already underway at our U.S. campus headquarters in Durham, North Carolina. Construction on the new device fabrication facility commenced in the fourth quarter of fiscal 2020 and the facility is expected to start production in fiscal 2022. In fiscal 2022, we expect to incur an estimated $80.0 million of start-up and pre-production costs as we ramp production at this facility.
The completion of the LED Business Divestiture on March 1, 2021 represented a key milestone in our transformation to be a global semiconductor powerhouse focused on disruptive technology solutions for high-growth applications. This transaction positioned us with a sharpened strategic focus to lead the semiconductor industry transition from silicon to Silicon Carbide and further strengthened our financial position, which we plan to utilize in order to support continued investments to capitalize on multi-decade growth opportunities across electrical vehicles (EVs), 5G and industrial applications.
We are focused on investing in our business to expand the scale, further develop the technologies, and accelerate the growth opportunities of Silicon Carbide materials, Silicon Carbide power devices and modules, and GaN and silicon RF devices. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing process, we believe we are in a position to improve yield levels to support our future growth, particularly as we transition to our new Silicon Carbide device fabrication facility in Marcy, New York.

In regards to COVID-19, we have instituted strict measures designed to balance employee safety with meeting the needs of business operations. These measures include increased employee sick days, robust health screening, social distancing policies and cleaning protocols to ensure the safety of our employees and the protection of our customers, suppliers, and partners.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth, including the construction of new facilities in New York and additional production capacity in North Carolina. Even so, our short-term impacts from COVID-19 to our financial position, results of operations and cash flows remain uncertain.
Change in Estimate
As a result of the LED Business Divestiture and our continued investment in 200mm technology, we evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, we increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022 and resulted in a decrease in depreciation expense of $8.4 million for the first quarter of fiscal 2022. Approximately $7.1 million of the decrease in depreciation expense resulted in a reduction of inventory as of September 26, 2021 and will impact cost of revenue, net in future periods as the inventory is relieved. The remaining $1.3 million of reduced depreciation expense resulted in the following: (1) an improvement in gross profit of $0.5 million; (2) an improvement in both loss before income taxes and net loss of $1.3 million; and (3) an improvement in basic and diluted loss per share of $0.01 per share. We expect the impact to gross profit to be approximately $8.0 million per quarter by the end of the year as inventory is relieved.
Results of Operations
Selected consolidated statements of operations data for the three months ended September 26, 2021 and September 27, 2020 is as follows:

	Three months ended
	September 26, 2021		September 27, 2020
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$156.6	100.0%	$115.5	100.0%
Cost of revenue, net	107.2	68.5	80.0	69.3
Gross profit	49.4	31.5	35.5	30.7
Research and development	49.9	31.9	41.2	35.7
Sales, general and administrative	49.0	31.3	44.0	38.1
Amortization or impairment of acquisition-related intangibles	3.6	2.3	3.6	3.1
(Gain) loss on disposal or impairment of other assets	(0.2)	(0.1)	0.3	0.3
Other operating expense	12.8	8.2	8.6	7.4
Operating loss	(65.7)	(42.0)	(62.2)	(53.9)
Non-operating expense, net	4.1	2.6	13.9	12.0
Loss before income taxes	(69.8)	(44.6)	(76.1)	(65.9)
Income tax expense (benefit)	0.3	0.2	(0.8)	(0.7)
Net loss from continuing operations	($70.1)	(44.8)	($75.3)	(65.2)
Net loss from discontinued operations	—	—	(108.8)	(94.2)
Net loss	(70.1)	(44.8)	(184.1)	(159.4)
Net income from discontinued operations attributable to noncontrolling interest	—	—	0.3	0.3
Net loss attributable to controlling interest	($70.1)	(44.8)	($184.4)	(159.7)

Basic and diluted loss per share
Continuing operations	($0.60)		($0.69)
Net loss attributable to controlling interest	($0.60)		($1.68)

Revenue

Revenue was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Revenue	$156.6	$115.5	$41.1	36%
Revenue
Revenue for the three months ended September 26, 2021 increased when compared to the three months ended September 27, 2020 due to increased demand across all of our product lines, as well as increased production capacity to meet the increased demand.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Gross profit	$49.4	$35.5	$13.9	39%
Gross margin	31.5%	30.7%

Gross Profit and Gross Margin
The increase in gross profit and gross margin for the three months ended September 26, 2021 compared to the three months ended September 27, 2020 is primarily due to increased revenues in the current period and cost improvements.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development costs also include developing supporting technologies for our expansion to a new Silicon Carbide device fabrication facility in Marcy, New York.
Research and development expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Research and development	$49.9	$41.2	$8.7	21%
Percent of revenue	32%	36%
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
Sales, general and administrative expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Sales, general and administrative	$49.0	$44.0	$5.0	11%
Percent of revenue	31%	38%
The increase in sales, general and administrative expenses for the three months ended September 26, 2021 compared to September 27, 2020 was primarily due to increased salaries and benefits, including incentive based stock-based compensation, partially offset by a decrease in professional service fees primarily related to transition services incurred in the first quarter of fiscal 2021 in connection with the sale of our former Lighting Products business unit.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Customer relationships	$1.5	$1.5	$—	—%
Developed technology	1.4	1.4	—	—%
Non-compete agreements	0.7	0.7	—	—%
Total amortization	$3.6	$3.6	$—	—%
Amortization of acquisition-related intangible assets remained consistent due to the absence of acquisition-related intangible activity between the periods, as well as no impairments.
(Gain) Loss on Disposal or Impairment of Other Assets
We operate a capital-intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our long-lived assets and capitalized patent costs for possible impairment.
(Gain) loss on disposal or impairment of other assets were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
(Gain) loss on disposal or impairment of other assets	($0.2)	$0.3	($0.5)	(167)%
(Gain) loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.

Other Operating Expense
Other operating expense was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Factory optimization restructuring	$2.6	$1.6	$1.0	63%
Severance and other restructuring	—	2.8	(2.8)	(100)%
Total restructuring costs	2.6	4.4	(1.8)	(41)%
Project, transformation and transaction costs	1.6	1.2	0.4	33%
Factory optimization start-up costs	8.6	3.0	5.6	187%
Other operating expense	$12.8	$8.6	$4.2	49%
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
Other operating expense for the three months ended September 26, 2021 compared to the three months ended September 27, 2020 increased primarily due to increased factory optimization start-up costs as we continue our expansion to a new Silicon Carbide device fabrication facility in Marcy, New York.
Non-Operating Expense, net
Non-operating expense, net was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Gain on sale of investments, net	($0.2)	$—	($0.2)	(100)%
Loss on equity investment, net	—	3.4	(3.4)	(100)%
Foreign currency gain, net	(0.1)	(0.2)	0.1	(50)%
Interest income	(2.6)	(2.7)	0.1	(4)%
Interest expense, net of capitalized interest	6.7	13.1	(6.4)	(49)%
Loss on Wafer Supply Agreement	0.8	—	0.8	100%
Other, net	(0.5)	0.3	(0.8)	(267)%
Non-operating expense, net	$4.1	$13.9	($9.8)	(71)%
Loss on equity investment, net. The loss on equity investment related to changes in fair value of our previously held ENNOSTAR Inc. (ENNOSTAR) investment. In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR. We no longer hold any equity interest in ENNOSTAR.
Foreign currency gain, net. Foreign currency gain, net primarily consists of remeasurement adjustments resulting from our international subsidiaries and from our previously held ENNOSTAR investment.
Interest income. The slight decrease in interest income was primarily due to lower balances on our short-term investments.
Interest expense, net of capitalized interest. The decrease in interest expense was primarily due to an increase in capitalized interest on our 0.875% convertible senior notes due September 1, 2023 (2023 Notes) and our 1.75% convertible senior notes due May 1, 2026 (2026 Notes) in connection with the building of a new Silicon Carbide device fabrication facility in New York.
Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Products business unit to SMART in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain Silicon Carbide materials and fabrication services for up to four years.

Income tax expense (benefit)
Income tax expense (benefit) and our effective tax rate was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 26, 2021	September 27, 2020	Change
Income tax expense (benefit)	$0.3	($0.8)	$1.1	(138)%
Effective tax rate	—%	1%
The change in our effective tax rate was primarily due to an increase in projected income from international locations in fiscal 2022.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.
As a result of the LED Business Divestiture and the liquidation of our common stock ownership interest in ENNOSTAR, and as discussed further in Note 12, "Income Taxes," to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, we are reviewing our legal entity structure and performing the due diligence necessary to understand our ability and desire to restructure our Luxembourg holding company. If we decide to restructure our Luxembourg holding company, which could happen as soon as the second quarter of fiscal 2022, it is reasonably possible that this action could generate taxable income of the right character to utilize all or a portion of our existing $121.8 million of deferred tax assets in Luxembourg. This may result in the release of all or a portion of our valuation allowance on the Luxembourg holding company. The release of this valuation allowance could result in the recognition of $121.8 million of net operating loss deferred tax assets and a decrease to income tax expense in the period the release is recorded. There can be no assurance that we will make the decision to restructure our Luxembourg holding company or, if we do, that we will be able to recognize some or all of the net operating loss deferred tax assets in Luxembourg.
Net loss from discontinued operations
As discussed above, we have classified the results of our former LED Products segment as discontinued operations in our consolidated statements of operations for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the LED Products business upon classification as discontinued operations in October 2020.
For the three months ended September 27, 2020, we recorded a net loss from discontinued operations of $108.8 million. We did not have any discontinued operations related activity for the three months ended September 26, 2021.

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
In the third quarter of fiscal 2021, we implemented an at-the-market program under a shelf registration statement on Form S-3 and prospectus supplement filed with the SEC on February 11, 2021 in which we sold 4,222,511 shares of our common stock at a weighted average price of $118.41 per share for total gross proceeds of approximately $500.0 million and net proceeds of approximately $489.1 million, after $10.0 million in commissions to the Managers and $0.9 million in other offering costs.
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
We are currently building a new Silicon Carbide device fabrication facility in Marcy, New York, to expand capacity for our Silicon Carbide device business. We expect to invest more than $1.0 billion in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed over time by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). Given our current cash position, we believe we are positioned to adequately fund the construction of the facility.
The full extent to which the COVID-19 pandemic may impact our results of operations or liquidity remains uncertain. Our operations have, and likely will continue, to experience supply, labor, demand and output challenges. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor industry, and the economies in which we operate. To the extent the COVID-19 virus and its variants continue to spread, we believe our future results of operations, including the results for fiscal 2022, could be materially impacted by the COVID-19 pandemic, but at this time we do not expect the impact from the COVID-19 pandemic will have a material effect on our liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations. The ultimate extent to which the COVID-19 pandemic will impact our business depends on future developments, which include the effectiveness and utilization of vaccines and boosters for COVID-19 and its variants. New information may emerge concerning the severity of COVID-19 and its variants, and additional actions may be taken in order to contain or limit their spread. To the extent our suppliers continue to be materially and adversely impacted by COVID-19, this could reduce the availability, or result in delays, of materials or supplies to or from us, which in turn could materially interrupt our business operations.

Liquidity
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
The following table presents the components of our cash conversion cycle:

	Three months ended
	September 26, 2021	June 27, 2021	Change
Days of sales outstanding (a)	53	52	1
Days of supply in inventory (b)	154	147	7
Days in accounts payable (c)	(79)	(92)	13
Cash conversion cycle	128	107	21
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
c)Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. Due to the significant amount of capital expenditures associated with our future Silicon Carbide device fabrication facility in New York, we exclude accounts payable related to capital expenditures in connection with the facility. DPO is calculated by dividing ending accounts payable and accrued expenses (less accounts payable balances related to our future Silicon Carbide device fabrication facility in New York) by the average cost of revenue, net per day for the respective 90-day period.
The increase in our cash conversion cycle was primarily driven by increased inventory balances as we expand production globally and build a raw materials buffer to ensure continuity of supply. Further contributing to the increase was a decrease in accounts payable (excluding amounts related to capital expenditures for our future Silicon Carbide device fabrication facility in Marcy, New York) while our cost of revenue for the quarter increased.
As of September 26, 2021, we had unrealized losses on our short-term investments of $0.2 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 26, 2021 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or volatile market conditions surrounding the ongoing COVID-19 pandemic. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of September 26, 2021 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 26, 2021.

Cash Flows
In summary, our cash flows were as follows:

	Three months ended
	September 26, 2021	September 27, 2020	Change
Cash (used in) provided by operating activities	($62.5)	$0.4	($62.9)	(15,725)%
Cash used in investing activities	(32.0)	(16.0)	(16.0)	(100)%
Cash (used in) provided by financing activities	(22.9)	3.1	(26.0)	(839)%
Effect of foreign exchange changes	(0.1)	0.1	(0.2)	(200)%
Net change in cash and cash equivalents	($117.5)	($12.4)	($105.1)	(848)%
Cash Flows from Operating Activities
Net cash used in operating activities increased primarily due to decreased working capital.
Total cash (used in) provided by operating activities included $0.3 million of cash used in operating activities from discontinued operations for the three months ended September 27, 2020.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property related reimbursements.
Cash used in investing activities increased primarily due to an increase in property and equipment purchases of $145.8 million partially offset by an increase in net proceeds from short-term investments of $77.7 million and $50.8 million of property related reimbursements in the first quarter of fiscal 2022 from the State of New York Urban Development Corporation under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 13, "Commitments and Contingencies," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
Total cash used in investing activities included $1.2 million of cash used in investing activities from discontinued operations for the three months ended September 27, 2020.
Cash Flows from Financing Activities
For the three months ended September 26, 2021, our financing activities primarily consisted of net cash used of $21.8 million from issuances of common stock pursuant to the exercise of employee stock awards, primarily as a result of tax withholdings on vested equity awards exceeding proceeds from the issuance of common stock.
For the three months ended September 27, 2020, our financing activities primarily consisted of net proceeds of $3.7 million from issuances of common stock pursuant to the exercise of employee stock awards.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 26, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements pending adoption, including the expected dates of adoption and the estimated effects, if any, on our consolidated financial statements, see Note 1, “Basis of Presentation and New Accounting Standards,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of the 2021 Form 10-K. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
We have significant manufacturing operations in the United States and contract manufacturing agreements in Asia, which were affected by the COVID-19 pandemic and the measures to try to contain it. We initially experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. At some of our contract manufacturers in Asia, which include captive lines, we are currently experiencing, and may continue to experience, some disruptions in supply from containment measures.
In the United States, previously enacted restrictions were gradually lifted as vaccinations became increasingly available and the portion of vaccinated individuals increased. However, despite significant declines in the number of new cases, COVID-19 cases, including so called 'breakthrough' cases involving individuals that were previously vaccinated, started to increase during the first quarter of fiscal 2022. Vaccine resistance, coupled with the emergence of fast-spreading variants and the potential waning effectiveness of vaccines have introduced renewed uncertainty into whether additional measures will be implemented to combat the spread of COVID-19. There is considerable uncertainty regarding such measures and potential future measures. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our ability to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The COVID-19 pandemic initially caused an economic slowdown, and the continued spread of COVID-19 and its variants could lead to a global recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations.
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
The duration of the business disruption and related financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials, manage prices, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19, its variants or any other health epidemic will further impact our operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of

COVID-19 and its variants, the efficacy and effectiveness of vaccines, and the actions to contain the virus or treat its impact, among others.
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
•manage an increasingly complex supply chain (including managing the impacts of ongoing supply constraints in the semiconductor industry) that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, our logistics operations, or our customers;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In September 2019, we announced the intent to build a new Silicon Carbide device fabrication facility in Marcy, New York to complement the factory expansion underway at our United States campus headquarters in Durham, North Carolina. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:
•design and construction delays and cost overruns;
•issues in installing and qualifying new equipment and ramping production;
•poor production process yields and reduced quality control; and
•insufficient personnel with requisite expertise and experience to operate a Silicon Carbide device fabrication facility.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. Currently, we are focusing on increasing production capacity. If we are not able to increase our production capacity at our targeted rate, if there are unforeseen costs associated with increasing our capacity levels, or we are unable to obtain advanced semiconductor manufacturing equipment in a timely manner, we may not be able to achieve our financial targets. We may be unable to build or qualify new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling. Significant or prolonged shortages of our products could delay customer manufacturing and affect our relationships with these customers.
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
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on customer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), our corporate name change from "Cree, Inc." to "Wolfspeed, Inc.", a failure to maintain the quality of our products (whether perceived or real), the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. In the event our name change is not widely accepted by customers or if it proves to be less popular than anticipated, our brand may suffer. Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
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
Through organic growth and acquisitions, we continue to expand into new markets and new market segments. Many of our existing customers who purchase our Silicon Carbide substrate materials develop and manufacture devices, die and components using those wafers that are offered in the same power and RF markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our Wolfspeed substrate materials. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
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

Risks associated with our strategic transactions
We are subject to a number of risks associated with the sale of our former LED Products segment, and these risks could adversely impact our operations, financial condition and business.
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
We are subject to a number of risks associated with the sale of our former Lighting Products business unit, and these risks could adversely impact our operations, financial condition and business.
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, ransomware, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. To date, we do not believe that such unauthorized access has caused us any material damage. We might be unaware of any such access or unable to determine its magnitude and effects. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position, result in a loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damage caused by the incident, divert management's attention and other resources, and reduce the value of our investment in research and development. In addition, as a result of the COVID-19 pandemic, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. In the fourth quarter of fiscal 2021, we modified our long-range plan regarding a portion of our Durham, North Carolina campus originally intended for expanding our LED production capacity that we had considered using to expand the manufacturing footprint for our Silicon Carbide materials product line. After we complete our current ongoing Silicon Carbide materials production capacity expansion in Durham, we plan on further expansion of our Silicon Carbide materials production capacity outside of the Durham campus. As a result, we decided we will no longer complete the construction of certain buildings on the Durham campus. Accordingly, an expense of $73.9 million was recorded upon an updated valuation of the property in the fourth quarter of fiscal 2021.
The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized or integrated may impact the demand for our products. For example, efforts to change, eliminate or reduce industry or regulatory standards could negatively impact our business. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet these new requirements could impact competitive dynamics in the market.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Policies and Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition, such as the change in estimated useful lives of certain assets applied in the first quarter of fiscal 2022.
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

General risk factors
Catastrophic events and disaster recovery may disrupt business continuity.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market ranged from a low of $62.46 to a high of $128.28 during the twelve months ended September 26, 2021. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, competition in some of the markets we address such as electric vehicles and 5G, the ramp up of our business, and the effect of tariffs or COVID-19 on our business, may have a dramatic effect on our stock price.
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
As of September 26, 2021, our indebtedness consisted of $424.8 million aggregate principal amount of the 2023 Notes and $575.0 million aggregate principal amount of the 2026 Notes (collectively with the 2023 Notes, the Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.

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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for all litigation relating to our internal affairs, including without limitation (i) any derivative action or proceeding brought on behalf of Wolfspeed, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Wolfspeed to Wolfspeed or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the North Carolina Business Corporation Act (the NCBCA), our restated articles of incorporation, as amended, or our amended and restated bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our restated articles of incorporation, as amended, or our amended and restated bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, shall be the state courts of North Carolina, or if such courts lack jurisdiction, a federal court located within the State of North Carolina, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any such action filed in a North Carolina state court shall be designated by the party filing the action as a mandatory complex business case. In any such action where the NCBCA specifies the division or county wherein the action must be brought, the action shall be brought in such division or county. Our amended and restated bylaws also provide that, notwithstanding the foregoing, (x) the provisions described above will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and (y) unless we consent in writing to the selection of an alternative forum, the federal district courts shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action against Wolfspeed or any director, officer, employee, or agent of Wolfspeed and arising under the Securities Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Amendment to Restated Articles of Incorporation, as amended	X
3.2	Amended and Restated Bylaws, dated October 25, 2021		8-K	3.1	10/26/2021
4.1	Description of the Registered Securities	X
10.1	Notice of Grant to Gregg A. Lowe, dated August 23, 2021		8-K	10.1	8/27/2021
10.2	Notice of Grant to Neill P. Reynolds, dated August 23, 2021		8-K	10.2	8/27/2021
10.3	2013 Long-Term Incentive Compensation Plan, as amended and restated ("2013 LTIP")	X
10.4	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Gregg Lowe	X
10.5	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe	X
10.6	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Non-Employee Directors	X
10.7	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe	X
10.8	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe	X
10.9	2020 Employee Stock Purchase Plan, as amended and restated	X
10.10	Non-Employee Director Stock Compensation and Deferral Program, as amended and restated	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

October 28, 2021

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)