Form 10-Q
period 2021-12-26
WOLFSPEED, INC.
filed 2022-01-27
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40863
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 21, 2022, was 123,575,085.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended December 26, 2021

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	December 26, 2021	June 27, 2021
Assets
Current assets:
Cash and cash equivalents	$185.4	$379.0
Short-term investments	501.1	775.6
Total cash, cash equivalents and short-term investments	686.5	1,154.6
Accounts receivable, net	110.0	95.9
Inventories	198.6	166.6
Income taxes receivable	6.9	6.4
Prepaid expenses	34.0	25.7
Other current assets	112.0	27.9
Current assets held for sale	1.6	1.6
Total current assets	1,149.6	1,478.7
Property and equipment, net	1,412.5	1,292.3
Goodwill	359.2	359.2
Intangible assets, net	132.6	140.5
Long-term receivables	126.8	138.4
Deferred tax assets	1.0	1.0
Other assets	35.2	35.5
Long-term assets of discontinued operations	—	1.2
Total assets	$3,216.9	$3,446.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$265.5	$381.1
Accrued contract liabilities	29.8	22.9
Income taxes payable	8.0	0.4
Finance lease liabilities	0.4	5.2
Other current liabilities	37.3	38.6
Current liabilities of discontinued operations	—	0.6
Total current liabilities	341.0	448.8
Long-term liabilities:
Convertible notes, net	453.9	823.9
Deferred tax liabilities	2.9	2.5
Finance lease liabilities - long-term	9.8	10.0
Other long-term liabilities	30.4	44.5
Long-term liabilities of discontinued operations	—	0.6
Total long-term liabilities	497.0	881.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 26, 2021 and June 27, 2021; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 26, 2021 and June 27, 2021; 123,570 and 115,691 shares issued and outstanding at December 26, 2021 and June 27, 2021, respectively	0.2	0.1
Additional paid-in-capital	4,110.3	3,676.8
Accumulated other comprehensive (loss) income	(1.7)	2.7
Accumulated deficit	(1,729.9)	(1,563.1)
Total shareholders’ equity	2,378.9	2,116.5
Total liabilities and shareholders’ equity	$3,216.9	$3,446.8
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
in millions of U.S. Dollars, except share data
Revenue, net	$173.1	$127.0	$329.7	$242.5
Cost of revenue, net	116.1	85.7	223.3	165.7
Gross profit	57.0	41.3	106.4	76.8
Operating expenses:
Research and development	50.2	45.5	100.1	86.7
Sales, general and administrative	48.0	46.8	97.0	90.8
Amortization or impairment of acquisition-related intangibles	3.6	3.6	7.2	7.2
Loss on disposal or impairment of other assets	0.5	0.4	0.3	0.7
Other operating expense	15.6	2.6	28.4	11.2
Operating loss	(60.9)	(57.6)	(126.6)	(119.8)
Non-operating expense (income), net	27.8	(3.1)	31.9	10.8
Loss before income taxes	(88.7)	(54.5)	(158.5)	(130.6)
Income tax expense (benefit)	8.0	(0.2)	8.3	(1.0)
Net loss from continuing operations	(96.7)	(54.3)	(166.8)	(129.6)
Net loss from discontinued operations	—	(28.4)	—	(137.2)
Net loss	(96.7)	(82.7)	(166.8)	(266.8)
Net income from discontinued operations attributable to noncontrolling interest	—	0.3	—	0.6
Net loss attributable to controlling interest	($96.7)	($83.0)	($166.8)	($267.4)

Basic and diluted loss per share
Continuing operations	($0.82)	($0.49)	($1.42)	($1.18)
Net loss attributable to controlling interest	($0.82)	($0.75)	($1.42)	($2.42)

Weighted average shares - basic and diluted (in thousands)	117,218	110,688	117,068	110,297
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net loss	($96.7)	($82.7)	($166.8)	($266.8)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(3.6)	(0.5)	(4.4)	(0.5)
Comprehensive loss	(100.3)	(83.2)	(171.2)	(267.3)
Net income from discontinued operations attributable to noncontrolling interest	—	0.3	—	0.6
Comprehensive loss attributable to controlling interest	($100.3)	($83.5)	($171.2)	($267.9)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5
Net loss	—	—	—	(70.1)	—	(70.1)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.8)	(0.8)
Comprehensive loss						(70.9)
Tax withholding on vested equity awards	—	—	(22.5)	—	—	(22.5)
Stock-based compensation	—	—	15.6	—	—	15.6
Exercise of stock options and issuance of shares	495	—	0.7	—	—	0.7
Balance at September 26, 2021	116,186	$0.1	$3,670.6	($1,633.2)	$1.9	$2,039.4
Net loss	—	—	—	(96.7)	—	(96.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(3.6)	(3.6)
Comprehensive loss						(100.3)
Tax withholding on vested equity awards	—	—	(2.8)	—	—	(2.8)
Stock-based compensation	—	—	15.7	—	—	15.7
Exercise of stock options and issuance of shares	258	—	10.7	—	—	10.7
Issuance of shares related to the extinguishment of convertible notes due September 1, 2023	7,126	0.1	416.1	—	—	416.2
Balance at December 26, 2021	123,570	$0.2	$4,110.3	($1,729.9)	($1.7)	$2,378.9
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net (loss) income	—	—	—	(184.4)	—	(184.4)	0.3	(184.1)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Comprehensive (loss) income						(184.4)	0.3	(184.1)
Tax withholding on vested equity awards	—	—	(22.7)	—	—	(22.7)	—	(22.7)
Stock-based compensation	—	—	16.2	—	—	16.2	—	16.2
Exercise of stock options and issuance of shares	1,066	—	16.5	—	—	16.5	—	16.5
Balance at September 27, 2020	110,296	$0.1	$3,116.2	($1,223.6)	$16.0	$1,908.7	$6.4	$1,915.1
Net (loss) income	—	—	—	(83.0)	—	(83.0)	0.3	(82.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Comprehensive (loss) income						(83.5)	0.3	(83.2)
Tax withholding on vested equity awards	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	18.6	—	—	18.6	—	18.6
Exercise of stock options and issuance of shares	681	—	22.7	—	—	22.7	—	22.7
Balance at December 27, 2020	110,977	$0.1	$3,155.9	($1,306.6)	$15.5	$1,864.9	$6.7	$1,871.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020
Operating activities:
Net loss	($166.8)	($266.8)
Net loss from discontinued operations	—	(137.2)
Net loss from continuing operations	(166.8)	(129.6)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization	67.5	56.2
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	9.0	18.1
Stock-based compensation	30.0	27.4
Loss on extinguishment of debt	24.8	—
Loss on disposal or impairment of long-lived assets	1.6	1.5
Amortization of premium/discount on investments	3.2	3.2
Realized gain on sale of investments	(0.3)	(0.2)
Gain on equity investment	—	(7.0)
Foreign exchange gain on equity investment	—	(3.2)
Deferred income taxes	0.4	2.3
Changes in operating assets and liabilities:
Accounts receivable, net	(14.1)	(9.5)
Inventories	(41.0)	(21.1)
Prepaid expenses and other assets	(5.7)	(1.8)
Accounts payable, trade	2.8	9.9
Accrued salaries and wages and other liabilities	(13.3)	17.9
Accrued contract liabilities	6.9	3.8
Net cash used in operating activities of continuing operations	(95.0)	(32.1)
Net cash provided by operating activities of discontinued operations	—	6.2
Cash used in operating activities	(95.0)	(25.9)
Investing activities:
Purchases of property and equipment	(401.6)	(257.5)
Purchases of patent and licensing rights	(2.6)	(1.9)
Proceeds from sale of property and equipment, including insurance proceeds	2.7	0.1
Purchases of short-term investments	(29.8)	(85.8)
Proceeds from maturities of short-term investments	107.8	268.5
Proceeds from sale of short-term investments	189.2	24.1
Reimbursement of property and equipment purchases from long-term incentive agreement	50.8	—
Net cash used in investing activities of continuing operations	(83.5)	(52.5)
Net cash provided by investing activities of discontinued operations	—	2.7
Cash used in investing activities	(83.5)	(49.8)
Financing activities:
Proceeds from long-term debt borrowings	20.0	—
Payments on long-term debt borrowings, including finance lease obligations	(20.2)	(0.2)
Proceeds from issuance of common stock	11.5	39.2
Tax withholding on vested equity awards	(25.3)	(24.0)
Commitment fee on long-term incentive agreement	(1.0)	(0.5)
Cash (used in) provided by financing activities	(15.0)	14.5
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	0.5
Net change in cash and cash equivalents	(193.6)	(60.7)
Cash and cash equivalents, beginning of period	379.0	448.8
Cash and cash equivalents, end of period	$185.4	$388.1
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Wolfspeed, Inc. (the Company), formerly known as Cree, Inc., is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. The Company’s product families include Silicon Carbide and GaN materials, power-switching devices and RF devices targeted for various applications such as electric vehicles, fast charging, 5G, renewable energy and storage, and aerospace and defense.
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
On October 4, 2021, the Company changed its corporate name from Cree, Inc. to Wolfspeed, Inc. In addition, the Company transferred the listing of its common stock to the New York Stock Exchange (NYSE) from The Nasdaq Global Select Market (Nasdaq). The Company ceased trading as a Nasdaq-listed company at the end of the day on October 1, 2021 and commenced trading as a NYSE-listed company at market open on October 4, 2021 under the new ticker symbol ‘WOLF’.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at December 26, 2021, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 27, 2021 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021 (fiscal 2021) (the 2021 Form 10-K). The results of operations for the three and six months ended December 26, 2021 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2022 (fiscal 2022). Additionally, the impact of the COVID-19 pandemic to the results of operations remains uncertain.
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of December 26, 2021 and through the date of this Quarterly Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments, valuation allowances for tax assets and the ability to estimate an annual effective tax rate. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended December 26, 2021, the Company believes the full impact of the COVID-19 pandemic remains uncertain and will continue to assess if ongoing developments related to the COVID-19 pandemic may cause future material impacts to its consolidated financial statements.

Change in Estimate
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
As a result of the LED Business Divestiture and the Company's continued investment in 200mm technology, the Company evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, the Company increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022 and resulted in a decrease in depreciation expense of $8.5 million and $16.9 million for the three and six months ended December 26, 2021, respectively. Approximately $10.3 million of the decrease in depreciation expense for the six months ended December 26, 2021 resulted in a net reduction of inventory as of December 26, 2021 and will impact cost of revenue, net in future periods as the inventory is relieved. The remaining $6.6 million of the decrease in depreciation expense resulted in the following for the three and six months ended December 26, 2021: (1) an improvement in gross profit of $4.4 million and $4.9 million, respectively; (2) an improvement in both loss before income taxes and net loss of $5.3 million and $6.6 million, respectively; and (3) an improvement in basic and diluted loss per share of $0.05 and $0.06 per share, respectively.
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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This standard will require entities to provide annual disclosures regarding government assistance. More specifically, the amendments in the standard improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions; (2) the accounting for those transactions; and (3) the effect of those transactions on an entity's financial statements. An entity can apply the amendments prospectively or retrospectively. The Company will adopt this standard on June 27, 2022, as required.

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
The following table presents the financial results of the LED Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended	Six months ended
(in millions of U.S. Dollars)	December 27, 2020	December 27, 2020
Revenue, net	$105.2	$206.3
Cost of revenue, net	80.4	163.0
Gross profit	24.8	43.3
Operating expenses:
Research and development	8.0	16.4
Sales, general and administrative	9.0	16.9
Goodwill impairment	6.9	112.6
Impairment on assets held for sale	19.5	19.5
Gain on disposal or impairment of long-lived assets	(0.5)	(1.0)
Other operating expense	7.7	12.5
Operating loss	(25.8)	(133.6)
Non-operating income	(0.1)	—
Loss before income taxes	(25.7)	(133.6)
Income tax expense	2.7	3.6
Net loss	(28.4)	(137.2)
Net income attributable to noncontrolling interest	0.3	0.6
Net loss attributable to controlling interest	($28.7)	($137.8)
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
For the three and six months ended December 26, 2021, the Company recognized $0.9 million and $1.8 million in administrative fees related to the LED RELA, respectively, of which $0.3 million is included in accounts receivable, net in the consolidated balance sheets as of December 26, 2021. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases."
For the three and six months ended December 26, 2021, the Company recognized $2.4 million and $5.3 million in administrative fees related to the LED TSA, respectively, of which $0.7 million is included in accounts receivable, net in the consolidated balance sheets as of December 26, 2021. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.

At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, of which $14.0 million was outstanding as of December 26, 2021. The Wafer Supply Agreement liability is recognized in other current liabilities on the consolidated balance sheets.
For the three and six months ended December 26, 2021, the Company recognized a net loss of $0.1 million and $0.9 million, respectively, in non-operating expense, net related to the Wafer Supply Agreement. A receivable of $2.2 million was included in other assets in the consolidated balance sheets as of December 26, 2021.

Note 3 – Revenue Recognition
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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $52.0 million as of December 26, 2021 and $45.2 million as of June 27, 2021. The increase was primarily due to increased reserves on the Company's "ship and debit" program. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
For the three and six months ended December 26, 2021, the Company recognized an immaterial amount of revenue that was included in contract liabilities as of June 27, 2021.
Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was immaterial for the three and six months ended December 26, 2021.
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Six months ended
	December 26, 2021		December 27, 2020		December 26, 2021		December 27, 2020
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$61.7	35.6%	$53.3	42.0%	$119.8	36.3%	$89.1	36.7%
United States	32.7	18.9%	25.0	19.7%	58.7	17.8%	53.9	22.2%
China	49.7	28.7%	24.2	19.1%	92.6	28.1%	46.6	19.2%
Japan	7.0	4.0%	10.1	8.0%	17.3	5.2%	21.4	8.8%
South Korea	3.6	2.1%	6.2	4.9%	11.1	3.4%	13.6	5.6%
Other	18.4	10.7%	8.2	6.3%	30.2	9.2%	17.9	7.5%
Total	$173.1		$127.0		$329.7		$242.5

Note 4 – Leases
The Company primarily leases manufacturing and office spaces. The Company also has a number of bulk gas leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, as well as non-lease components incurred with respect to actual terms rather than contractually fixed amounts.
The Company's finance lease obligations include manufacturing equipment, manufacturing space in Malaysia, and a 49-year ground lease on a Silicon Carbide device fabrication facility under construction in New York.

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	December 26, 2021	June 27, 2021
Right-of-use asset (1)	$12.4	$12.1

Current lease liability (2)	5.4	4.5
Non-current lease liability (3)	7.5	7.5
Total operating lease liabilities	$12.9	$12.0

Finance Leases:
Finance lease assets (4)	$10.6	$15.5

Current portion of finance lease liabilities	0.4	5.2
Finance lease liabilities, less current portion	9.8	10.0
Total finance lease liabilities	$10.2	$15.2
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $3.3 million and $4.8 million for the three and six months ended December 26, 2021, respectively, and $1.4 million and $2.8 million for the three and six months ended December 27, 2020, respectively.
Short-term lease expense was $0.2 million and $0.4 million for the three and six months ended December 26, 2021, respectively. Short-term lease expense was immaterial for the three and six months ended December 27, 2020.
Finance lease amortization was $0.3 million and $0.7 million and interest expense was $0.1 million and $0.2 million for the three and six months ended December 26, 2021, respectively. Finance lease amortization was $0.2 million and $0.4 million and interest expense was $0.1 million and $0.2 million for the three and six months ended December 27, 2020, respectively.
Cash Flows
Cash flow information consisted of the following (1):

	Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020
Cash used in operating activities:
Cash paid for operating leases	$4.2	$2.7
Cash paid for interest portion of financing leases	0.1	0.1
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.2	0.2
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of December 26, 2021 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 26, 2022 (remainder of fiscal 2022)	$3.7	$0.3	$4.0
June 25, 2023	4.0	0.7	4.7
June 30, 2024	2.6	0.7	3.3
June 29, 2025	1.5	0.7	2.2
June 28, 2026	1.3	0.7	2.0
Thereafter	0.3	14.6	14.9
Total lease payments	13.4	17.7	31.1
Imputed lease interest	(0.5)	(7.5)	(8.0)
Total lease liabilities	$12.9	$10.2	$23.1
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	31	470
Weighted average discount rate (2)	2.40%	2.69%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 59 months.
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
The Company recognized lease income of $0.9 million and $1.8 million for the three and six months ended December 26, 2021, respectively. The Company did not recognize lease income for the three and six months ended December 27, 2020.
The Company did not recognize any variable lease income for the three and six months ended December 26, 2021 and December 27, 2020.
Future minimum rental income relating to the LED RELA is as follows (in millions of U.S. Dollars):

June 26, 2022 (remainder of fiscal 2022)	$1.8
June 25, 2023	2.4
Total future minimum rental income	$4.2

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	December 26, 2021	June 27, 2021
Billed trade receivables	$107.5	$95.6
Unbilled contract receivables	3.1	0.6
Royalties	0.3	0.5
	110.9	96.7
Allowance for bad debts	(0.9)	(0.8)
Accounts receivable, net	$110.0	$95.9

Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	December 26, 2021
Balance at beginning of period	$0.8
Current period provision change	0.1
Write-offs, net of recoveries	—
Balance at end of period	$0.9
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	December 26, 2021	June 27, 2021
Raw material	$48.0	$43.3
Work-in-progress	133.8	109.5
Finished goods	16.8	13.8
Inventories	$198.6	$166.6
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	December 26, 2021	June 27, 2021
Reimbursement receivable on long-term incentive agreement	$97.5	$4.6
Accrued interest receivable	3.9	5.5
Receivable on Wafer Supply Agreement	2.2	7.0
Inventory related to Wafer Supply Agreement	2.8	3.9
Deferred product costs	2.2	1.8
Other	3.4	5.1
Other current assets	$112.0	$27.9

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	December 26, 2021	June 27, 2021
Accounts payable, trade	$46.8	$44.2
Accrued salaries and wages	57.9	69.5
Accrued property and equipment	135.7	248.3
Accrued expenses	20.5	17.4
Other	4.6	1.7
Accounts payable and accrued expenses	$265.5	$381.1
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Factory optimization restructuring	$2.1	$1.3	$4.7	$2.9
Severance and other restructuring	—	—	—	2.8
Total restructuring costs	2.1	1.3	4.7	5.7
Project, transformation and transaction costs	2.5	0.1	4.1	1.3
Factory optimization start-up costs	11.0	1.2	19.6	4.2
Other operating expense	$15.6	$2.6	$28.4	$11.2
Accumulated Other Comprehensive (Loss) Income, net of taxes
Accumulated other comprehensive (loss) income, net of taxes, consisted of $1.7 million of net unrealized losses on available-for-sale securities and $2.7 million of net unrealized gains on available-for-sale securities as of December 26, 2021 and June 27, 2021, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
Reclassifications out of accumulated other comprehensive (loss) income were a $0.1 million gain and a $0.3 million gain for the three and six months ended December 26, 2021, respectively, and gains of $0.2 million for each of the three and six months ended December 27, 2020, respectively. Amounts were reclassified to non-operating expense, net on the consolidated statements of operations.

Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Foreign currency gain, net	($0.2)	($2.2)	($0.3)	($2.4)
Gain on sale of investments, net	(0.1)	(0.2)	(0.3)	(0.2)
Loss on debt extinguishment (1)	24.8	—	24.8	—
Gain on equity investment, net	—	(10.4)	—	(7.0)
Interest income	(2.4)	(2.2)	(5.0)	(4.9)
Interest expense, net of capitalized interest	5.3	11.9	12.0	25.0
Loss on Wafer Supply Agreement	0.1	—	0.9	—
Other, net	0.3	—	(0.2)	0.3
Non-operating expense, net	$27.8	($3.1)	$31.9	$10.8
(1) As discussed further in Note 9, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Statements of Cash Flows - non-cash activities

	Six months ended
	December 26, 2021	December 27, 2020
Lease asset and liability additions	$5.6	$1.2
Lease asset and liability modifications, net	2.9	0.2
Lease terminations	(0.2)	—
Transfer of finance lease liability to accounts payable and accrued expenses (1)	—	4.2
Settlement of 2023 Notes in shares of common stock (2)	416.1	—
Decrease in property, plant and equipment from long-term incentive related receivables	81.1	—
(1) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
(2) As discussed further in Note 9, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 2023 Notes were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Accrued property and equipment as of December 26, 2021 and December 27, 2020 was $135.7 million and $145.0 million, respectively.

Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, certificates of deposit, commercial paper and variable rate demand notes. All short-term investments are classified as available-for-sale.
Short-term investments as of December 26, 2021 and June 27, 2021 consisted of the following:

	December 26, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Municipal bonds	$132.4	$1.1	($0.3)	$—	$133.2
Corporate bonds	312.4	1.1	(1.3)	—	312.2
U.S. agency securities	4.0	—	—	—	4.0
U.S. treasury securities	12.7	0.1	—	—	12.8
Commercial paper	21.0	—	—	—	21.0
Variable rate demand notes	17.9	—	—	—	17.9
Total short-term investments	$500.4	$2.3	($1.6)	$—	$501.1

	June 27, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Municipal bonds	$139.4	$1.9	$—	$—	$141.3
Corporate bonds	456.5	3.3	(0.3)	—	459.5
U.S. agency securities	15.8	—	—	—	15.8
U.S. treasury securities	72.3	0.3	(0.1)	—	72.5
Certificates of deposit	16.5	—	—	—	16.5
Commercial paper	50.0	—	—	—	50.0
Variable rate demand notes	20.0	—	—	—	20.0
Total short-term investments	$770.5	$5.5	($0.4)	$—	$775.6

The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $3.9 million and $5.5 million as of December 26, 2021 and June 27, 2021, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and six months ended December 26, 2021 and December 27, 2020.
The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	December 26, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$41.8	($0.3)	$—	$—	$41.8	($0.3)
Corporate bonds	180.3	(1.3)	—	—	180.3	(1.3)
U.S. agency securities	4.0	—	—	—	4.0	—
U.S. treasury securities	2.0	—	—	—	2.0	—
Total	$228.1	($1.6)	$—	$—	$228.1	($1.6)
Number of securities with an unrealized loss		111		—		111

	June 27, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$28.8	$—	$—	$—	$28.8	$—
Corporate bonds	133.8	(0.3)	—	—	133.8	(0.3)
U.S. agency securities	16.7	—	—	—	16.7	—
U.S. treasury securities	47.9	(0.1)	—	—	47.9	(0.1)
Certificates of deposit	0.7	—	—	—	0.7	—
Total	$227.9	($0.4)	$—	$—	$227.9	($0.4)
Number of securities with an unrealized loss		134		—		134
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains of $0.1 million and $0.3 million for the three and six months ended December 26, 2021, respectively, and $0.2 million and $0.2 million for the three and six months ended December 27, 2020, respectively, are included in non-operating expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of December 26, 2021 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 26, 2021.

The contractual maturities of short-term investments as of December 26, 2021 were as follows:

	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$36.4	$96.8	$—	$—	$133.2
Corporate bonds	58.9	253.3	—	—	312.2
U.S. agency securities	2.0	2.0	—	—	4.0
U.S. treasury securities	4.0	8.8	—	—	12.8
Commercial paper	21.0	—	—	—	21.0
Variable rate demand notes	—	—	—	17.9	17.9
Total short-term investments	$122.3	$360.9	$—	$17.9	$501.1

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of December 26, 2021 and June 27, 2021, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 26, 2021 and June 27, 2021.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	December 26, 2021				June 27, 2021
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$82.0	$—	$—	$82.0	$96.9	$—	$—	$96.9
Municipal bonds	—	—	—	—	—	16.0	—	16.0
U.S. agency securities	—	—	—	—	—	6.0	—	6.0
Commercial paper	—	14.9	—	14.9	—	62.4	—	62.4
Variable rate demand notes	—	—	—	—	—	22.9	—	22.9
Total cash equivalents	82.0	14.9	—	96.9	96.9	107.3	—	204.2
Short-term investments:
Municipal bonds	—	133.2	—	133.2	—	141.3	—	141.3
Corporate bonds	—	312.2	—	312.2	—	459.5	—	459.5
U.S. agency securities	—	4.0	—	4.0	—	15.8	—	15.8
U.S. treasury securities	12.8	—	—	12.8	72.5	—	—	72.5
Certificates of deposit	—	—	—	—	—	16.5	—	16.5
Commercial paper	—	21.0	—	21.0	—	50.0	—	50.0
Variable rate demand notes	—	17.9	—	17.9	—	20.0	—	20.0
Total short-term investments	12.8	488.3	—	501.1	72.5	703.1	—	775.6
Total cash equivalents and short-term investments	$94.8	$503.2	$—	$598.0	$169.4	$810.4	$—	$979.8

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the six months ended December 26, 2021.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	December 26, 2021			June 27, 2021
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($28.1)	$68.7	$96.8	($25.1)	$71.7
Developed technology	68.0	(30.9)	37.1	68.0	(28.2)	39.8
Non-compete agreements	12.2	(11.6)	0.6	12.2	(10.1)	2.1
Acquisition related intangible assets	177.0	(70.6)	106.4	177.0	(63.4)	113.6
Patent and licensing rights	68.0	(41.8)	26.2	67.1	(40.2)	26.9
Total intangible assets	$245.0	($112.4)	$132.6	$244.1	($103.6)	$140.5
Total amortization of acquisition-related intangibles assets was $3.6 million and $7.2 million for the three and six months ended December 26, 2021, respectively, and $3.6 million and $7.2 million for the three and six months ended December 27, 2020, respectively.
Total amortization of patents and licensing rights was $1.5 million and $2.8 million for the three and six months ended December 26, 2021, respectively, and $1.4 million and $2.6 million for the three and six months ended December 27, 2020, respectively.

Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 26, 2022 (remainder of fiscal 2022)	$6.3	$2.7	$9.0
June 25, 2023	11.0	4.5	15.5
June 30, 2024	10.4	3.8	14.2
June 29, 2025	10.4	2.9	13.3
June 28, 2026	9.3	2.2	11.5
Thereafter	59.0	10.1	69.1
Total future amortization expense	$106.4	$26.2	$132.6

Note 9 – Long-term Debt
Revolving Line of Credit
As of December 26, 2021, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2023. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of December 26, 2021, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three and six months ended December 26, 2021, the average interest rate was 0.0% and 0.07%, respectively. The average interest rate for the six months ended December 26, 2021 relates to a ten-day draw of $20.0 million on the line of credit in the first quarter of fiscal 2022. As of December 26, 2021, the unused line fee on available borrowings is 25 basis points.
On January 25, 2022, the Company entered into an amendment to the Credit Agreement that extends the maturity date by three years to January 9, 2026 and adopts secured overnight financing rate (SOFR) interest rates as the benchmark interest rate.
2023 Convertible Notes
On August 24, 2018, the Company sold $500.0 million aggregate principal amount of 0.875% convertible senior notes due September 1, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (collectively, the 2023 Notes). The total net proceeds from the 2023 Notes offering was approximately $562.1 million. As discussed further below, the Company repurchased approximately $150.2 million aggregate principal amount of the 2023 Notes using a portion of net proceeds from the sale of an additional convertible note offering (the 2026 Notes, as defined and explained below) in April 2020.
On December 8, 2021 (the Redemption Notice Date), the Company issued a notice (the Redemption Notice) to holders of the 2023 Notes calling all outstanding 2023 Notes for redemption. The Redemption Notice designated December 23, 2021 as the redemption date (the Redemption Date). On the Redemption Date, the Redemption Price (as defined below) would have become due and payable on each of the 2023 Notes to be redeemed, and interest thereon would cease to accrue. However, any 2023 Notes called for redemption would not be redeemed if such note was converted before the Redemption Date. The Redemption Price for the 2023 Notes called for redemption was an amount in cash equal to the principal amount of such note plus accrued and unpaid interest on such note to, but excluding, the Redemption Date, which equated to a Redemption Price of $1,002.72222 per $1,000 principal amount of 2023 Notes (the Redemption Price).

As of the Redemption Notice Date, the conversion rate of the 2023 Notes was 16.6745 shares of the Company's common stock per $1,000 principal amount of such notes. However, in accordance with the Indenture, dated as of August 24, 2018, between the Company and U.S. Bank National Association, as trustee, which governed the terms of the 2023 Notes, the conversion rate for 2023 Notes that were converted after the Redemption Notice Date was increased to 16.7769 shares of the Company's common stock per $1,000 principal amount of such notes. Before the Redemption Date, all outstanding 2023 Notes were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in approximately 7.1 million shares of the Company's common stock, with cash in lieu of any fractional shares. The fair value of shares issued upon conversion of all outstanding 2023 Notes was $788.0 million. The amount of cash paid for fractional shares was immaterial.
2026 Convertible Notes
On April 21, 2020, the Company sold $500.0 million aggregate principal amount of 1.75% convertible senior notes due May 1, 2026 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2026 Notes). The total net proceeds from the 2026 Notes offering was approximately $561.4 million.
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
Accounting for 2023 Notes and 2026 Notes (collectively, the Notes)
In accounting for the issuance of the 2023 Notes and 2026 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $110.6 million and $145.4 million for the 2023 and 2026 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the Notes. Due to the partial extinguishment of the 2023 Notes in connection with the issuance of the 2026 Notes, the equity component of the 2023 Notes was reduced by $27.7 million during the fourth quarter of fiscal 2020.

As a result of the full conversion of all outstanding 2023 Notes, the Company remeasured the outstanding liability for the 2023 Notes using a market rate for debt without a conversion option (the Market Rate) as of the Redemption Notice Date. The Company performed a present value calculation using the Market Rate and determined the fair value of the debt as of the Redemption Notice Date was $416.1 million, $24.7 million higher than the carrying value of the 2023 Notes as of the Redemption Notice Date. As a result, the Company recorded a loss on extinguishment of $24.8 million, which includes a $0.1 million loss on extinguishment expense related to third party fees. Additionally, the equity component of the 2023 Notes was reduced to zero.
The equity component of the 2026 Notes is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount), along with related issuance fees, are amortized to interest expense over the term of the 2026 Notes at an effective annual interest rate of 7.45%.
The 2026 Notes are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	December 26, 2021	June 27, 2021
Principal	$575.0	$999.8
Unamortized discount and issuance costs	(121.1)	(175.9)
Net carrying amount	$453.9	$823.9
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	December 26, 2021	June 27, 2021
Discount related to value of conversion option	$149.0	$262.3
Partial extinguishment of 2023 Notes	—	(27.7)
Debt issuance costs	(3.6)	(6.3)
Net carrying amount	$145.4	$228.3
The interest expense, net recognized related to the Notes is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Interest expense, net of capitalized interest	$0.8	$2.8	$1.9	$6.0
Amortization of discount and issuance costs, net of capitalized interest	3.9	8.7	9.0	18.1
Total interest expense, net	$4.7	$11.5	$10.9	$24.1

The Company capitalizes interest related to the Notes in connection with the building of a new Silicon Carbide device fabrication facility in New York. For the three and six months ended December 26, 2021, the Company capitalized $2.6 million and $4.9 million of interest expense, respectively, and $5.8 million and $11.2 million of amortization of discount and issuance costs, respectively.
For the three and six months ended December 27, 2020, the Company capitalized $0.6 million and $0.8 million of interest expense, respectively, and $1.3 million and $1.7 million of amortization of discount and issuance costs, respectively.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for the 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on December 31, 2021. As a result, the 2026 Notes are convertible at the option of the holders through March 31, 2022.
As of December 26, 2021, the if-converted value of the 2026 Notes exceeded the principal amount by $773.3 million.
The estimated fair value of the 2026 Notes is $1.4 billion as of December 26, 2021, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars, except share data)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net loss from continuing operations	($96.7)	($54.3)	($166.8)	($129.6)

Net loss from discontinued operations	—	(28.4)	—	(137.2)
Net income from discontinued operations attributable to noncontrolling interest	—	0.3	—	0.6
Net loss from discontinued operations attributable to controlling interest	$—	($28.7)	$—	($137.8)

Weighted average shares - basic and diluted (in thousands)	117,218	110,688	117,068	110,297

Loss per share - basic and diluted:
Continuing operations	($0.82)	($0.49)	($1.42)	($1.18)
Discontinued operations attributable to controlling interest	$—	($0.26)	$—	($1.25)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the three and six months ended December 26, 2021, 3.1 million and 3.3 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended December 27, 2020, 3.5 million and 3.9 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
In addition, future earnings per share of the Company are also subject to dilution from conversion of the 2026 Notes under certain conditions as described in Note 9, “Long-term Debt.”

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
Stock Option Awards
A summary of stock option awards outstanding as of December 26, 2021 and changes during the six months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 27, 2021	142	$27.37
Granted	—	$—
Exercised	(52)	$30.64
Forfeited or expired	—	$—
Outstanding at December 26, 2021	90	$25.44
Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of December 26, 2021 and changes during the six months then ended is as follows:

(awards and units in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 27, 2021	2,168	$57.38
Granted	670	$96.79
Vested	(809)	$49.75
Forfeited	(36)	$69.34
Nonvested at December 26, 2021	1,993	$73.51
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Cost of revenue, net	$4.2	$3.7	$7.3	$7.1
Research and development	2.6	2.2	5.0	4.6
Sales, general and administrative	8.6	7.8	17.7	15.7
Total stock-based compensation expense	$15.4	$13.7	$30.0	$27.4
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of December 26, 2021, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
As a result of the LED Business Divestiture and the liquidation of the Company’s common stock ownership interest in ENNOSTAR, Inc., the Company began reviewing its legal entity structure, including its Luxembourg holding company, during the fourth quarter of fiscal 2021. In the second quarter of fiscal 2022, the Company concluded its due diligence and commenced a plan to restructure its Luxembourg holding company, resulting in the recognition of $7.3 million of income tax expense. The $7.3 million of income tax expense represents the net effect of $129.1 million of income tax expense generated from taxable income as a result of the restructuring plan offset by a full release of the valuation allowance against the Company’s Luxembourg net operating loss deferred tax assets, which totaled $121.8 million. As of December 26, 2021, the Company has no valuation allowance against Luxembourg deferred tax assets.
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

As of June 27, 2021, the Company's liability for unrecognized tax benefits was $7.4 million. During the six months ended December 26, 2021, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of December 26, 2021 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.6 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
As of December 26, 2021, the Company has reduced property and equipment, net by $159.0 million as a result of GDA reimbursements, of which $61.5 million has been received in cash and an additional $97.5 million is recorded as a receivable in other current assets in the consolidated balance sheets. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
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
The Company expects approximately $90.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three and six months ended December 26, 2021, the Company expensed $1.8 million and $3.4 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan, of which $0.5 million is accrued for as of December 26, 2021. Additionally, the Company expensed $0.3 million and $1.3 million of restructuring charges associated with disposals of certain long-lived assets for the three and six months ended December 26, 2021, respectively.
For the three and six months ended December 27, 2020, the Company expensed and paid $0.9 million and $3.1 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan. Additionally, the Company expensed and paid $0.4 million and $0.8 million of restructuring charges associated with disposals of certain long-lived assets for the three and six months ended December 27, 2020, respectively.
Corporate Restructuring
In September 2020, the Company realigned certain resources to further focus on areas vital to its growth while driving efficiencies. As a result, the Company recorded $0.0 million and $2.8 million in severance-related costs during the three and six months ended December 27, 2020, respectively. The plan has concluded and all expenses were paid as of June 27, 2021.

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

Overview
Wolfspeed, Inc., formerly known as Cree, Inc. (Wolfspeed, we, our, or us) is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. Our product families include Silicon Carbide and GaN materials, power-switching devices and RF devices targeted for various applications such as electric vehicles, fast charging, 5G, renewable energy and storage, and aerospace and defense.
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
On October 4, 2021, we changed our corporate name from Cree, Inc. to Wolfspeed, Inc. In addition, we transferred the listing of our common stock to the New York Stock Exchange (NYSE) from The Nasdaq Global Select Market. We ceased trading as a Nasdaq-listed company at the end of the day on October 1, 2021 and commenced trading as a NYSE-listed company at market open on October 4, 2021 under the new ticker symbol ‘WOLF’.
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

Wolfspeed, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Pandemic. Despite the availability of vaccines, COVID-19 and its variants continue to spread globally and impact the locations where we do business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. In order to combat the COVID-19 pandemic, significant business and travel restrictions and changes to behavior intended to reduce its spread were implemented, including vaccinations and more widespread availability of testing. The COVID-19 pandemic has continued to affect us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' and contract manufacturers' ability to fulfill our orders, and the overall impact of the aforementioned items that could cause output challenges and increased costs. The potential continued spread of COVID-19 and any of its variants could result in a number of additional adverse effects, including additional laws and regulations affecting our business, restoration and/or expansion of restrictions, fluctuations in foreign currency markets and the credit risks of our customers. We continue to pay close attention to the evolving development of, and the disruption to business and economic activities caused by, the COVID-19 pandemic. However, given the dynamic nature of the COVID-19 pandemic, it is not practicable to provide a reasonable estimate of its impact on our financial position, cash flows and operating results at the present.
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
•Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-

disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation is common.
Overview of the six months ended December 26, 2021
The following is a summary of our financial results for the six months ended December 26, 2021:
•Revenue increased to $329.7 million for the six months ended December 26, 2021 from $242.5 million for the six months ended December 27, 2020.
•Gross profit increased to $106.4 million for the six months ended December 26, 2021 from $76.8 million for the six months ended December 27, 2020. Gross margin was 32.3% for the six months ended December 26, 2021 and 31.7% for the six months ended December 27, 2020.
•Operating loss was $126.6 million for the six months ended December 26, 2021 compared to $119.8 million for the six months ended December 27, 2020.
•Diluted loss per share from continuing operations was $1.42 for the six months ended December 26, 2021 compared to $1.18 for the six months ended December 27, 2020.
•Combined cash, cash equivalents and short-term investments was $686.5 million at December 26, 2021 and $1,154.6 million at June 27, 2021.
•Convertible notes, net was $453.9 million at December 26, 2021 and $823.9 million at June 27, 2021. As discussed further below and in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, our 0.875% convertible senior notes due September 1, 2023 (2023 Notes) were converted into approximately 7.1 million shares of our common stock in the second quarter of fiscal 2022.
•Cash used in operating activities from continuing operations was $95.0 million for the six months ended December 26, 2021 compared to $32.1 million for the six months ended December 27, 2020.
•Purchases of property and equipment, net were $350.8 million (net of $50.8 million in reimbursements) for the six months ended December 26, 2021 compared to $257.5 million for the six months ended December 27, 2020.
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
Change in Estimate
As a result of the LED Business Divestiture and our continued investment in 200mm technology, we evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, we increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022 and resulted in a decrease in depreciation expense of $8.5 million and $16.9 million for the three and six months ended December 26, 2021, respectively. Approximately $10.3 million of the decrease in depreciation expense for the six months ended December 26, 2021 resulted in a net reduction of inventory as of December 26, 2021 and will impact cost of revenue, net in future periods as the inventory is relieved. The remaining $6.6 million of the decrease in depreciation expense resulted in the following for the three and six months ended December 26, 2021: (1) an improvement in gross profit of $4.4 million and $4.9 million, respectively; (2) an improvement in both loss before income taxes and net loss of $5.3 million and $6.6 million, respectively; and (3) an improvement in basic and diluted loss per share of $0.05 and $0.06 per share, respectively. We expect the impact to gross profit to be approximately $8.0 million per quarter by the end of the fiscal year as inventory is relieved.
Results of Operations
Selected consolidated statements of operations data for the three and six months ended December 26, 2021 and December 27, 2020 is as follows:

	Three months ended				Six months ended
	December 26, 2021		December 27, 2020		December 26, 2021		December 27, 2020
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$173.1	100.0%	$127.0	100.0%	$329.7	100.0%	$242.5	100.0%
Cost of revenue, net	116.1	67.1	85.7	67.5	223.3	67.7	165.7	68.3
Gross profit	57.0	32.9	41.3	32.5	106.4	32.3	76.8	31.7
Research and development	50.2	29.0	45.5	35.8	100.1	30.4	86.7	35.8
Sales, general and administrative	48.0	27.7	46.8	36.9	97.0	29.4	90.8	37.4
Amortization or impairment of acquisition-related intangibles	3.6	2.1	3.6	2.8	7.2	2.2	7.2	3.0
Loss on disposal or impairment of other assets	0.5	0.3	0.4	0.3	0.3	0.1	0.7	0.3
Other operating expense	15.6	9.0	2.6	2.0	28.4	8.6	11.2	4.6
Operating loss	(60.9)	(35.2)	(57.6)	(45.4)	(126.6)	(38.4)	(119.8)	(49.4)
Non-operating expense (income), net	27.8	16.1	(3.1)	(2.4)	31.9	9.7	10.8	4.5
Loss before income taxes	(88.7)	(51.2)	(54.5)	(42.9)	(158.5)	(48.1)	(130.6)	(53.9)
Income tax expense (benefit)	8.0	4.6	(0.2)	(0.2)	8.3	2.5	(1.0)	(0.4)
Net loss from continuing operations	($96.7)	(55.9)	($54.3)	(42.8)	($166.8)	(50.6)	($129.6)	(53.4)
Net loss from discontinued operations	—	—	(28.4)	(22.4)	—	—	(137.2)	(56.6)
Net loss	(96.7)	(55.9)	(82.7)	(65.1)	(166.8)	(50.6)	(266.8)	(110.0)
Net income from discontinued operations attributable to noncontrolling interest	—	—	0.3	0.2	—	—	0.6	0.2
Net loss attributable to controlling interest	($96.7)	(55.9)	($83.0)	(65.4)	($166.8)	(50.6)	($267.4)	(110.3)

Basic and diluted loss per share
Continuing operations	($0.82)		($0.49)		($1.42)		($1.18)
Net loss attributable to controlling interest	($0.82)		($0.75)		($1.42)		($2.42)

Revenue

Revenue was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Revenue	$173.1	$127.0	$46.1	36%	$329.7	$242.5	$87.2	36%
Revenue
Revenue for the three months ended December 26, 2021 compared to the three months ended December 27, 2020 increased primarily due to increased production capacity for our power products to meet strong demand during the period.
Revenue for the six months ended December 26, 2021 compared to the six months ended December 27, 2020 increased due to increased demand across all of our product lines, as well as increased production capacity for our power products to meet strong demand during the period.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Gross profit	$57.0	$41.3	$15.7	38%	$106.4	$76.8	$29.6	39%
Gross margin	32.9%	32.5%			32.3%	31.7%

Gross Profit and Gross Margin
The increases in gross profit and gross margin for the three and six months ended December 26, 2021 compared to the three and six months ended December 27, 2020 were primarily due to increased revenues in the current period, manufacturing cost improvements and the impact of increasing the expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets, partially offset by impacts from product mix.

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
Research and development expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Research and development	$50.2	$45.5	$4.7	10%	$100.1	$86.7	$13.4	15%
Percent of revenue	29%	36%			30%	36%
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
Sales, general and administrative expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Sales, general and administrative	$48.0	$46.8	$1.2	3%	$97.0	$90.8	$6.2	7%
Percent of revenue	28%	37%			29%	37%
The increase in sales, general and administrative expenses for the three months ended December 26, 2021 compared to December 27, 2020 was primarily due to increased salaries and benefits, including incentive based stock-based compensation, partially offset by a decrease in costs related to transition services incurred in the second quarter of fiscal 2021 in connection with the sale of our former Lighting Products business unit.
The increase in sales, general and administrative expenses for the six months ended December 26, 2021 compared to December 27, 2020 was primarily due to increased salaries and benefits, including incentive based stock-based compensation, as well as increased consulting and legal fees, partially offset by a decrease in costs related to transition services incurred in the first half of fiscal 2021 in connection with the sale of our former Lighting Products business unit.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Customer relationships	$1.6	$1.6	$—	—%	$3.1	$3.1	$—	—%
Developed technology	1.2	1.2	—	—%	2.6	2.6	—	—%
Non-compete agreements	0.8	0.8	—	—%	1.5	1.5	—	—%
Total amortization	$3.6	$3.6	$—	—%	$7.2	$7.2	$—	—%
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Loss on disposal or impairment of other assets	$0.5	$0.4	$0.1	25%	$0.3	$0.7	($0.4)	(57)%
Loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.
Other Operating Expense
Other operating expense was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Factory optimization restructuring	$2.1	$1.3	$0.8	62%	$4.7	$2.9	$1.8	62%
Severance and other restructuring	—	—	—	—%	—	2.8	(2.8)	(100)%
Total restructuring costs	2.1	1.3	0.8	62%	4.7	5.7	(1.0)	(18)%
Project, transformation and transaction costs	2.5	0.1	2.4	2,400%	4.1	1.3	2.8	215%
Factory optimization start-up costs	11.0	1.2	9.8	817%	19.6	4.2	15.4	367%
Other operating expense	$15.6	$2.6	$13.0	500%	$28.4	$11.2	$17.2	154%
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
Other operating expense for the three and six months ended December 26, 2021 compared to the three and six months ended December 27, 2020 increased primarily due to increased factory optimization start-up costs as we continue our expansion to a new Silicon Carbide device fabrication facility in Marcy, New York, as well as increased project, transformation and transaction costs associated with changing our corporate name from Cree, Inc. to Wolfspeed, Inc.

Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Gain on sale of investments, net	($0.1)	($0.2)	$0.1	(50)%	($0.3)	($0.2)	($0.1)	50%
Gain on equity investment, net	—	(10.4)	10.4	(100)%	—	(7.0)	7.0	(100)%
Loss on debt extinguishment related to conversion of 2023 Notes	24.8	—	24.8	100%	24.8	—	24.8	100%
Foreign currency gain, net	(0.2)	(2.2)	2.0	(91)%	(0.3)	(2.4)	2.1	(88)%
Interest income	(2.4)	(2.2)	(0.2)	9%	(5.0)	(4.9)	(0.1)	2%
Interest expense, net of capitalized interest	5.3	11.9	(6.6)	(55)%	12.0	25.0	(13.0)	(52)%
Loss on Wafer Supply Agreement	0.1	—	0.1	100%	0.9	—	0.9	100%
Other, net	0.3	—	0.3	100%	(0.2)	0.3	(0.5)	(167)%
Non-operating expense (income), net	$27.8	($3.1)	$30.9	(997)%	$31.9	$10.8	$21.1	195%
Gain on equity investment, net. The gain on equity investment for the three and six months ended December 27, 2020 relates to changes in fair value of our previously held ENNOSTAR Inc. (ENNOSTAR) investment. In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR. We no longer hold any equity interest in ENNOSTAR.
Loss on debt extinguishment related to conversion of 2023 Notes. In the second quarter of fiscal 2022, all of our outstanding 2023 Notes were converted into shares of our common stock, which resulted in a loss on extinguishment of $24.8 million. See Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on this loss on debt extinguishment.
Foreign currency gain, net. Foreign currency gain, net primarily consisted of remeasurement adjustments resulting from our international subsidiaries and from our previously held ENNOSTAR investment.
Interest income. The slight increase in interest income for both periods was primarily due to interest income received on our note receivable from SMART in connection with the completed sale of our former LED Products business unit, partially offset by decreased interest income on our short-term investments driven by lower investment balances.
Interest expense, net of capitalized interest. The decrease in interest expense for both periods was primarily due to an increase in capitalized interest expense on our 1.75% convertible senior notes due May 1, 2026 (2026 Notes) in connection with the building of a new Silicon Carbide device fabrication facility in New York.
Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Products business unit to SMART in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain Silicon Carbide materials and fabrication services for up to four years.

Income tax expense (benefit)
Income tax expense (benefit) and our effective tax rate was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 26, 2021	December 27, 2020	Change		December 26, 2021	December 27, 2020	Change
Income tax expense (benefit)	$8.0	($0.2)	$8.2	(4,100)%	$8.3	($1.0)	$9.3	(930)%
Effective tax rate	(9)%	—%			(5)%	1%
The change in our effective tax rate was primarily due to $7.3 million of income tax expense recognized in the second quarter of fiscal 2022 related to the restructuring of our Luxembourg holding company. This restructuring is discussed further in Note 12, "Income Taxes," to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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
For the three and six months ended December 27, 2020, we recorded a net loss from discontinued operations of $28.4 million and $137.2 million, respectively. We did not have any discontinued operations related activity for the three and six months ended December 26, 2021.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities and availability under our line of credit. We have a $125 million line of credit as discussed in Note 9, “Long-term Debt,” in our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs. On January 25, 2022, we entered into an amendment to the credit agreement governing the line of credit that extends the maturity date by three years to January 9, 2026 and adopts secured overnight financing rate (SOFR) interest rates as the benchmark interest rate under the credit agreement.
In the third quarter of fiscal 2021, we implemented an at-the-market program under a shelf registration statement on Form S-3 and prospectus supplement filed with the SEC on February 11, 2021 in which we sold 4,222,511 shares of our common stock at a weighted average price of $118.41 per share for total gross proceeds of approximately $500.0 million and net proceeds of approximately $489.1 million, after $10.0 million in commissions to the managers of the program and $0.9 million in other offering costs.
In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR and received net proceeds of $66.4 million.
In the second quarter of fiscal 2022, all outstanding 2023 Notes were surrendered for conversion following our issuance on December 8, 2021 of a notice to holders of the 2023 Notes calling for the redemption of all outstanding 2023 Notes, resulting in the settlement of the previously outstanding $424.8 million aggregate principal amount of 2023 Notes in approximately 7.1 million shares of our common stock.
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
The following table presents the components of our cash conversion cycle:

	Three months ended
	December 26, 2021	June 27, 2021	Change
Days of sales outstanding (a)	48	52	(4)
Days of supply in inventory (b)	154	147	7
Days in accounts payable (c)	(102)	(92)	(10)
Cash conversion cycle	100	107	(7)
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
c)Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. Due to the significant amount of capital expenditures associated with our Silicon Carbide device fabrication facility under construction in New York, we exclude accounts payable related to capital expenditures in connection with the facility. DPO is calculated by dividing ending accounts payable and accrued expenses (less accounts payable balances related to our Silicon Carbide device fabrication facility under construction in New York) by the average cost of revenue, net per day for the respective 90-day period.
The decrease in our cash conversion cycle was primarily driven by a decrease in our days of sales outstanding as a result of our revenue increasing more than the increase to our net receivable balance. Additionally, an increase in our days in accounts payable, due to our accounts payable balance (after excluding amounts related to capital expenditures for our Silicon Carbide device fabrication facility under construction in Marcy, New York) increasing more than the increase to our cost of revenue, net, was partially offset by increased inventory balances as we expand production globally and build a raw materials buffer to ensure continuity of supply.
As of December 26, 2021, we had unrealized losses on our short-term investments of $1.6 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 26, 2021 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or volatile market conditions surrounding the ongoing COVID-19 pandemic. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of December 26, 2021 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 26, 2021.

Cash Flows
In summary, our cash flows were as follows:

	Six months ended
	December 26, 2021	December 27, 2020	Change
Cash used in operating activities	($95.0)	($25.9)	($69.1)	(267)%
Cash used in investing activities	(83.5)	(49.8)	(33.7)	(68)%
Cash (used in) provided by financing activities	(15.0)	14.5	(29.5)	(203)%
Effect of foreign exchange changes	(0.1)	0.5	(0.6)	(120)%
Net change in cash and cash equivalents	($193.6)	($60.7)	($132.9)	(219)%
Cash Flows from Operating Activities
Net cash used in operating activities increased primarily due to decreased working capital as a result of inventory growth, employee incentive payments and increased spending to fund expanded operations.
Total cash used in operating activities included $6.2 million of cash provided by operating activities from discontinued operations for the six months ended December 27, 2020.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property related reimbursements.
Cash used in investing activities increased primarily due to an increase in property and equipment purchases of $144.1 million partially offset by an increase in net proceeds from short-term investments of $60.4 million and $50.8 million of property related reimbursements in the first quarter of fiscal 2022 from the State of New York Urban Development Corporation under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 13, "Commitments and Contingencies," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
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
Total cash used in investing activities included $2.7 million of cash provided by investing activities from discontinued operations for the six months ended December 27, 2020.
Cash Flows from Financing Activities
For the six months ended December 26, 2021, our financing activities primarily consisted of $25.3 million in tax withholdings on vested equity awards, partially offset by $11.5 million of proceeds from the issuance of common stock.
For the six months ended December 27, 2020, our financing activities primarily consisted of net proceeds of $15.2 million from issuances of common stock pursuant to the exercise of employee stock awards.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 26, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant manufacturing operations in the United States and contract manufacturing agreements in Asia, which were affected by the COVID-19 pandemic and the measures to try to contain it. We initially experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. At some of our contract manufacturers in Asia, which include captive lines, we have experienced, and may experience in the future, some disruptions in supply from containment measures.
Vaccine resistance, coupled with the emergence of fast-spreading variants and the potential waning effectiveness of vaccines, have introduced renewed uncertainty into whether additional measures will be implemented to combat the spread of COVID-19. There is considerable uncertainty regarding such measures and potential future measures. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our ability to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.
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
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
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
The risks mentioned above, including our sole source or limited source suppliers' ability to produce products and adequately access capital, and our ability to arrange effective shipping arrangements, have increased and may further increase due to the ongoing COVID-19 pandemic.

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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the Biden administration and Democratic control of Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. For example, President Biden has proposed, among other changes to the tax code, an increase in the U.S. corporate income tax rate from 21% to 28% and an increase of the U.S. tax rate on foreign income from 10% to 21%. In addition, the U.S. Treasury Department supports the adoption of a global minimum corporate tax rate of at least 15%, which is under consideration in the U.S. Congress following approval by the leaders of the G-20 in October 2021. The plan, if enacted by the U.S. and other nations, could result in a higher U.S. corporate income tax rate than is currently in effect. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
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
•the ongoing restructuring of our existing legal entities, including our current plan to restructure our Luxembourg holding company;
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
New climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, regulations on energy management and waste management, and other climate change-based rules and regulations, which may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations may adversely affect our business and results of operations.
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
A disruption or failure of our systems or operations in the event of a natural disaster or severe weather event, including, but not limited to, earthquakes, wildfires, droughts, hurricanes or tsunamis, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our subcontractors' locations. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers, which could cause delays in new orders, delays in completing sales or even order cancellations.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market (until October 1, 2021) and the NYSE (on and after October 4, 2021) ranged from a low of $78.36 to a high of $141.87 during the twelve months ended December 26, 2021. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
As of December 26, 2021, our indebtedness consisted of $575.0 million aggregate principal amount of the 2026 Notes and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the 2026 Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.

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
Our line of credit requires us to maintain compliance with an asset coverage ratio. In addition, our line of credit contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The Indenture governing the 2026 Notes requires us to repurchase the 2026 Notes upon certain fundamental changes relating to our common stock, and also prohibits our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indenture. The restrictions imposed by our line of credit and by the Indenture governing the 2026 Notes could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
Our ability to comply with our loan covenants and the provisions of the Indenture governing the 2026 Notes may also be affected by events beyond our control and if any of these restrictions or terms is breached, it could lead to an event of default under our line of credit or the 2026 Notes. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our line of credit. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
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
10.1
Sixth Amendment to the Credit Agreement, dated as of October 26, 2021, by and among Wolfspeed, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto
X
10.2	Notice of Grant to Neill P. Reynolds, as amended November 21, 2021		8-K	10.1	11/21/2021
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2021 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

January 27, 2022

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)