Form 10-Q
period 2022-03-27
WOLFSPEED, INC.
filed 2022-05-05
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 29, 2022, was 123,634,720.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended March 27, 2022

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	March 27, 2022	June 27, 2021
Assets
Current assets:
Cash and cash equivalents	$485.9	$379.0
Short-term investments	800.2	775.6
Total cash, cash equivalents and short-term investments	1,286.1	1,154.6
Accounts receivable, net	122.4	95.9
Inventories	219.4	166.6
Income taxes receivable	6.9	6.4
Prepaid expenses	32.3	25.7
Other current assets	169.3	27.9
Current assets held for sale	1.6	1.6
Total current assets	1,838.0	1,478.7
Property and equipment, net	1,390.0	1,292.3
Goodwill	359.2	359.2
Intangible assets, net	128.3	140.5
Long-term receivables	2.5	138.4
Deferred tax assets	0.9	1.0
Other assets	33.8	35.5
Long-term assets of discontinued operations	—	1.2
Total assets	$3,752.7	$3,446.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$248.3	$381.1
Accrued contract liabilities	31.4	22.9
Income taxes payable	8.3	0.4
Finance lease liabilities	0.5	5.2
Other current liabilities	34.1	38.6
Current liabilities of discontinued operations	—	0.6
Total current liabilities	322.6	448.8
Long-term liabilities:
Convertible notes, net	1,008.4	823.9
Deferred tax liabilities	3.1	2.5
Finance lease liabilities - long-term	9.7	10.0
Other long-term liabilities	18.5	44.5
Long-term liabilities of discontinued operations	—	0.6
Total long-term liabilities	1,039.7	881.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 27, 2022 and June 27, 2021; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 27, 2022 and June 27, 2021; 123,599 and 115,691 shares issued and outstanding at March 27, 2022 and June 27, 2021, respectively	0.2	0.1
Additional paid-in-capital	4,204.6	3,676.8
Accumulated other comprehensive (loss) income	(18.0)	2.7
Accumulated deficit	(1,796.4)	(1,563.1)
Total shareholders’ equity	2,390.4	2,116.5
Total liabilities and shareholders’ equity	$3,752.7	$3,446.8
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
in millions of U.S. Dollars, except share data
Revenue, net	$188.0	$137.3	$517.7	$379.8
Cost of revenue, net	124.0	93.3	347.3	259.0
Gross profit	64.0	44.0	170.4	120.8
Operating expenses:
Research and development	48.1	46.0	148.2	132.7
Sales, general and administrative	51.5	44.2	148.5	135.0
Amortization or impairment of acquisition-related intangibles	3.4	3.7	10.6	10.9
(Gain) loss on disposal or impairment of other assets	(0.6)	0.1	(0.3)	0.8
Other operating expense	23.9	11.4	52.3	22.6
Operating loss	(62.3)	(61.4)	(188.9)	(181.2)
Non-operating expense, net	3.8	8.1	35.7	18.9
Loss before income taxes	(66.1)	(69.5)	(224.6)	(200.1)
Income tax expense (benefit)	0.4	(3.0)	8.7	(4.0)
Net loss from continuing operations	(66.5)	(66.5)	(233.3)	(196.1)
Net loss from discontinued operations	—	(41.6)	—	(178.8)
Net loss	(66.5)	(108.1)	(233.3)	(374.9)
Net income from discontinued operations attributable to noncontrolling interest	—	0.8	—	1.4
Net loss attributable to controlling interest	($66.5)	($108.9)	($233.3)	($376.3)

Basic and diluted loss per share
Continuing operations	($0.54)	($0.59)	($1.96)	($1.75)
Net loss attributable to controlling interest	($0.54)	($0.96)	($1.96)	($3.35)

Weighted average shares - basic and diluted (in thousands)	123,597	112,891	118,917	112,330
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net loss	($66.5)	($108.1)	($233.3)	($374.9)
Other comprehensive loss:
Reclassification of currency translation gain to loss on sale of discontinued operations	—	(9.5)	—	(9.5)
Net unrealized loss on available-for-sale securities	(16.3)	(2.5)	(20.7)	(3.0)
Comprehensive loss	(82.8)	(120.1)	(254.0)	(387.4)
Net income from discontinued operations attributable to noncontrolling interest	—	0.8	—	1.4
Comprehensive loss attributable to controlling interest	($82.8)	($120.9)	($254.0)	($388.8)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5
Net loss	—	—	—	(70.1)	—	(70.1)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.8)	(0.8)
Comprehensive loss						(70.9)
Tax withholding on vested equity awards	—	—	(22.5)	—	—	(22.5)
Stock-based compensation	—	—	15.6	—	—	15.6
Exercise of stock options and issuance of shares	495	—	0.7	—	—	0.7
Balance at September 26, 2021	116,186	$0.1	$3,670.6	($1,633.2)	$1.9	$2,039.4
Net loss	—	—	—	(96.7)	—	(96.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(3.6)	(3.6)
Comprehensive loss						(100.3)
Tax withholding on vested equity awards	—	—	(2.8)	—	—	(2.8)
Stock-based compensation	—	—	15.7	—	—	15.7
Exercise of stock options and issuance of shares	258	—	10.7	—	—	10.7
Issuance of shares related to the extinguishment of convertible notes due September 1, 2023	7,126	0.1	416.1	—	—	416.2
Balance at December 26, 2021	123,570	$0.2	$4,110.3	($1,729.9)	($1.7)	$2,378.9
Net loss	—	—	—	(66.5)	—	(66.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(16.3)	(16.3)
Comprehensive loss						(82.8)
Tax withholding on vested equity awards	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	15.4	—	—	15.4
Exercise of stock options and issuance of shares	29	—	0.3	—	—	0.3
Issuance of convertible notes due February 15, 2028	—	—	187.6	—	—	187.6
Capped call transactions related to the issuance of convertible notes due February 15, 2028	—	—	(108.2)	—	—	(108.2)
Balance at March 27, 2022	123,599	$0.2	$4,204.6	($1,796.4)	($18.0)	$2,390.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data)	Number of Shares	Par Value
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net (loss) income	—	—	—	(184.4)	—	(184.4)	0.3	(184.1)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—
Comprehensive (loss) income						(184.4)	0.3	(184.1)
Tax withholding on vested equity awards	—	—	(22.7)	—	—	(22.7)	—	(22.7)
Stock-based compensation	—	—	16.2	—	—	16.2	—	16.2
Exercise of stock options and issuance of shares	1,066	—	16.5	—	—	16.5	—	16.5
Balance at September 27, 2020	110,296	$0.1	$3,116.2	($1,223.6)	$16.0	$1,908.7	$6.4	$1,915.1
Net (loss) income	—	—	—	(83.0)	—	(83.0)	0.3	(82.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Comprehensive (loss) income						(83.5)	0.3	(83.2)
Tax withholding on vested equity awards	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Stock-based compensation	—	—	18.6	—	—	18.6	—	18.6
Exercise of stock options and issuance of shares	681	—	22.7	—	—	22.7	—	22.7
Balance at December 27, 2020	110,977	$0.1	$3,155.9	($1,306.6)	$15.5	$1,864.9	$6.7	$1,871.6
Net (loss) income	—	—	—	(108.9)	—	(108.9)	0.8	(108.1)
Reclassification of currency translation gain to loss on sale of discontinued operations	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(2.5)	(2.5)	—	(2.5)
Comprehensive (loss) income						(120.9)	0.8	(120.1)
Tax withholding on vested equity awards	—	—	(7.4)	—	—	(7.4)	—	(7.4)
Stock-based compensation	—	—	19.5	—	—	19.5	—	19.5
Exercise of stock options and issuance of shares	225	—	1.8	—	—	1.8	—	1.8
Issuance of shares under the at-the-market offering program, net of issuance costs	4,223	—	489.1	—	—	489.1	—	489.1
Reclassification of noncontrolling interest to loss on sale of discontinued operations	—	—	—	—	—	—	(7.5)	(7.5)
Balance at March 28, 2021	115,425	$0.1	$3,658.9	($1,415.5)	$3.5	$2,247.0	$—	$2,247.0
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021
Operating activities:
Net loss	($233.3)	($374.9)
Net loss from discontinued operations	—	(178.8)
Net loss from continuing operations	(233.3)	(196.1)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization	97.9	88.6
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	12.9	26.1
Stock-based compensation	45.2	40.3
Loss on extinguishment of debt	24.8	—
Loss on disposal or impairment of long-lived assets	1.0	3.7
Amortization of premium/discount on investments	4.5	4.9
Realized gain on sale of investments	(0.3)	(0.3)
Gain on equity investment	—	(7.9)
Foreign exchange gain on equity investment	—	(3.4)
Deferred income taxes	0.7	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	(26.5)	(11.7)
Inventories	(61.6)	(25.4)
Prepaid expenses and other assets	(3.3)	(28.2)
Accounts payable, trade	11.3	27.2
Accrued salaries and wages and other liabilities	6.5	12.5
Accrued contract liabilities	(3.2)	10.3
Net cash used in operating activities of continuing operations	(123.4)	(58.9)
Net cash used in operating activities of discontinued operations	—	(16.6)
Cash used in operating activities	(123.4)	(75.5)
Investing activities:
Purchases of property and equipment	(535.5)	(394.0)
Purchases of patent and licensing rights	(4.2)	(3.6)
Proceeds from sale of property and equipment, including insurance proceeds	2.7	0.2
Purchases of short-term investments	(408.2)	(342.1)
Proceeds from maturities of short-term investments	135.5	335.6
Proceeds from sale of short-term investments	223.2	28.1
Reimbursement of property and equipment purchases from long-term incentive agreement	83.5	—
Proceeds from sale of business, net, including receipt of note receivable	125.0	36.6
Net cash used in investing activities of continuing operations	(378.0)	(339.2)
Net cash used in investing activities of discontinued operations	—	(0.3)
Cash used in investing activities	(378.0)	(339.5)
Financing activities:
Proceeds from long-term debt borrowings	20.0	30.0
Payments on long-term debt borrowings, including finance lease obligations	(20.4)	(30.3)
Proceeds from issuance of common stock	11.7	530.1
Tax withholding on vested equity awards	(26.1)	(31.7)
Proceeds from convertible notes	750.0	—
Payments of debt issuance costs	(17.7)	—
Cash paid for capped call transactions	(108.2)	—
Commitment fee on long-term incentive agreement	(1.0)	(0.5)
Cash provided by financing activities	608.3	497.6
Effects of foreign exchange changes on cash and cash equivalents	—	0.2
Net change in cash and cash equivalents	106.9	82.8
Cash and cash equivalents, beginning of period	379.0	448.8
Cash and cash equivalents, end of period	$485.9	$531.6
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
The majority of the Company's products are manufactured at its production facilities located in North Carolina, California and Arkansas. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. Additionally, the Company recently opened its Silicon Carbide device fabrication facility in New York. The Company operates research and development facilities in North Carolina, California, Arkansas, Arizona and New York.
Wolfspeed, Inc. is a North Carolina corporation established in 1987, and its headquarters are in Durham, North Carolina.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at March 27, 2022, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 27, 2021 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021 (fiscal 2021) (the 2021 Form 10-K). The results of operations for the three and nine months ended March 27, 2022 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 26, 2022 (fiscal 2022). Additionally, the impact of the COVID-19 pandemic to the results of operations remains uncertain.
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of March 27, 2022 and through the date of this Quarterly Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments, valuation allowances for tax assets and the ability to estimate an annual effective tax rate. While the assessments resulted in no material impacts to the consolidated financial statements as of and for the quarter ended March 27, 2022, the Company believes the full impact of the COVID-19 pandemic remains uncertain and will continue to assess if ongoing developments related to the COVID-19 pandemic may cause future material impacts to its consolidated financial statements.

Change in Estimate
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual amounts could differ materially from those estimates.
As a result of the LED Business Divestiture and the Company's continued investment in 200mm technology, the Company evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, the Company increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022 and resulted in a decrease in depreciation expense of $8.3 million and $25.2 million for the three and nine months ended March 27, 2022, respectively. Approximately $10.4 million of the decrease in depreciation expense for the nine months ended March 27, 2022 resulted in a net reduction of inventory as of March 27, 2022 and will impact cost of revenue, net in future periods as the inventory is relieved. The remaining $14.8 million of the decrease in depreciation expense resulted in the following for the three and nine months ended March 27, 2022: (1) an improvement in gross profit of $7.3 million and $12.2 million, respectively; (2) an improvement in both loss before income taxes and net loss of $8.2 million and $14.8 million, respectively; and (3) an improvement in basic and diluted loss per share of $0.07 and $0.12 per share, respectively.
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Pending Adoption
Convertible Debt Instruments
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible instruments by eliminating the cash conversion and the beneficial conversion accounting models. Upon adoption of this standard, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The update requires an entity to use the if-converted method for all convertible instruments in the diluted earnings per share calculation. An entity may use either a modified or full retrospective approach for adoption. The Company will adopt this standard on June 27, 2022, as required, and is currently evaluating the impact on its consolidated financial statements.
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
The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of a unsecured promissory note of SGH (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note had a maturity date of August 15, 2023, and as explained further below, was prepaid by SGH in full pursuant to its terms, along with outstanding accrued and unpaid interest as of the payment date, in the third quarter of fiscal 2022. The Earnout Note will mature on March 27, 2025 and will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months. One bullet payment of principal and all accrued and unpaid interest will be payable on the maturity date of the Earnout Note. In fiscal 2021, the Company recognized a loss on sale of the LED Business of $29.1 million. The cost of selling the LED Business was $27.4 million, which was recognized throughout fiscal 2020 and 2021.
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
In the third quarter of fiscal 2022, the Company received an early payment for the Purchase Price Note. The principal amount of $125.0 million was paid in full, along with outstanding accrued interest as of the payment date (the Early Payment). In conjunction with the Early Payment, the Company transferred naming rights and trademarks related to Cree, Inc. and the CREE brand to SMART (the Trademark Transfer), resulting in a write-off of trademarks of $1.1 million and recorded within (gain) loss on disposal or impairment of other assets in the consolidated statements of operations.
Because the Early Payment did not include additional consideration in exchange for the Trademark Transfer, the Company allocated consideration from the principal amount to the value of the trademarks transferred to SMART. The Company allocated $1.8 million of the Early Payment to the value of trademarks transferred to SMART, resulting in a gain recorded in (gain) loss on disposal or impairment of other assets in the consolidated statements of operations. The remaining unallocated portion of the Early Payment of $123.2 million was then applied to the note receivable balance of $124.4 million at the time of payment, resulting in a loss of $1.2 million recorded in non-operating expense, net on the consolidated statements of operations. The net impact to the consolidated statements of operations from the early payment for the Purchase Price Note was a loss of $0.5 million.

The following table presents the financial results of the LED Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended	Nine months ended
(in millions of U.S. Dollars)	March 28, 2021	March 28, 2021
Revenue, net	$66.5	$272.8
Cost of revenue, net	50.3	213.3
Gross profit	16.2	59.5
Operating expenses:
Research and development	5.9	22.3
Sales, general and administrative	12.5	29.4
Goodwill impairment	—	112.6
Impairment on assets held for sale	—	19.5
Gain on disposal or impairment of long-lived assets	(0.6)	(1.6)
Other operating expense	6.2	18.7
Operating loss	(7.8)	(141.4)
Non-operating income	(0.3)	(0.3)
Loss before income taxes and loss on sale	(7.5)	(141.1)
Loss on sale	26.3	26.3
Loss before income taxes	(33.8)	(167.4)
Income tax expense	7.8	11.4
Net loss	(41.6)	(178.8)
Net income attributable to noncontrolling interest	0.8	1.4
Net loss attributable to controlling interest	($42.4)	($180.2)
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
For the three and nine months ended March 27, 2022, the Company recognized $0.9 million and $2.7 million in administrative fees related to the LED RELA, respectively, of which $0.3 million is included in accounts receivable, net in the consolidated balance sheets as of March 27, 2022. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases."
For the three and nine months ended March 27, 2022, the Company recognized $2.1 million and $7.4 million in administrative fees related to the LED TSA, respectively, of which $0.6 million is included in accounts receivable, net in the consolidated balance sheets as of March 27, 2022. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, of which $10.2 million was outstanding as of March 27, 2022. The Wafer Supply Agreement liability is recognized in other current liabilities on the consolidated balance sheets.
For the three and nine months ended March 27, 2022, the Company recognized a net loss of $0.5 million and $1.4 million, respectively, in non-operating expense, net related to the Wafer Supply Agreement. A receivable of $2.4 million was included in other assets in the consolidated balance sheets as of March 27, 2022.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $41.9 million as of March 27, 2022 and $45.2 million as of June 27, 2021. The decrease was primarily due to decreased customer deposits offset by increased reserves on the Company's "ship and debit" program. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
For the three and nine months ended March 27, 2022, the Company recognized an immaterial amount of deferred revenue that was included in contract liabilities as of June 27, 2021.
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Nine months ended
	March 27, 2022		March 28, 2021		March 27, 2022		March 28, 2021
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$63.2	33.6%	$49.9	36.3%	$183.0	35.3%	$139.0	36.6%
United States	42.4	22.6%	31.2	22.7%	101.1	19.5%	85.1	22.4%
China	50.4	26.8%	26.9	19.6%	143.0	27.6%	73.5	19.4%
Japan	7.8	4.1%	10.5	7.6%	25.1	4.8%	31.9	8.4%
South Korea	6.7	3.6%	6.9	5.0%	17.8	3.4%	20.5	5.4%
Other	17.5	9.3%	11.9	8.8%	47.7	9.4%	29.8	7.8%
Total	$188.0		$137.3		$517.7		$379.8

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
The Company's finance lease obligations include manufacturing equipment, manufacturing space in Malaysia, and a 49-year ground lease on a Silicon Carbide device fabrication facility in New York.

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	March 27, 2022	June 27, 2021
Right-of-use asset (1)	$11.5	$12.1

Current lease liability (2)	4.9	4.5
Non-current lease liability (3)	7.3	7.5
Total operating lease liabilities	$12.2	$12.0

Finance Leases:
Finance lease assets (4)	$10.6	$15.5

Current portion of finance lease liabilities	0.5	5.2
Finance lease liabilities, less current portion	9.7	10.0
Total finance lease liabilities	$10.2	$15.2
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $1.8 million and $6.6 million for the three and nine months ended March 27, 2022, respectively, and $1.3 million and $4.1 million for the three and nine months ended March 28, 2021, respectively.
Short-term lease expense was $0.3 million and $0.7 million for the three and nine months ended March 27, 2022, respectively. Short-term lease expense was immaterial for the three and nine months ended March 28, 2021.
Finance lease amortization was $0.2 million and $0.9 million and interest expense was less than $0.1 million and $0.2 million for the three and nine months ended March 27, 2022, respectively. Finance lease amortization was $0.2 million and $0.6 million and interest expense was less than $0.1 million and $0.2 million for the three and nine months ended March 28, 2021, respectively.
Cash Flows
Cash flow information consisted of the following (1):

	Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021
Cash used in operating activities:
Cash paid for operating leases	$5.8	$4.2
Cash paid for interest portion of financing leases	0.2	0.2
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.4	0.3
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of March 27, 2022 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 26, 2022 (remainder of fiscal 2022)	$1.8	$0.2	$2.0
June 25, 2023	4.1	0.7	4.8
June 30, 2024	2.7	0.7	3.4
June 29, 2025	1.7	0.7	2.4
June 28, 2026	1.7	0.7	2.4
Thereafter	0.7	14.6	15.3
Total lease payments	12.7	17.6	30.3
Imputed lease interest	(0.5)	(7.4)	(7.9)
Total lease liabilities	$12.2	$10.2	$22.4
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	39	464
Weighted average discount rate (2)	2.45%	2.68%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 53 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.29%.
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
The Company recognized lease income of $0.9 million and $2.7 million for the three and nine months ended March 27, 2022, respectively. The Company recognized lease income of $0.3 million for the three and nine months ended March 28, 2021.
The Company did not recognize any variable lease income for the three and nine months ended March 27, 2022 and March 28, 2021.
Future minimum rental income relating to the LED RELA is as follows (in millions of U.S. Dollars):

June 26, 2022 (remainder of fiscal 2022)	$0.9
June 25, 2023	2.4
Total future minimum rental income	$3.3

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	March 27, 2022	June 27, 2021
Billed trade receivables	$120.6	$95.6
Unbilled contract receivables	2.1	0.6
Royalties	0.7	0.5
	123.4	96.7
Allowance for bad debts	(1.0)	(0.8)
Accounts receivable, net	$122.4	$95.9

Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	March 27, 2022
Balance at beginning of period	$0.8
Current period provision change	0.2
Write-offs, net of recoveries	—
Balance at end of period	$1.0
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	March 27, 2022	June 27, 2021
Raw material	$52.7	$43.3
Work-in-progress	146.0	109.5
Finished goods	20.7	13.8
Inventories	$219.4	$166.6
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	March 27, 2022	June 27, 2021
Reimbursement receivable on long-term incentive agreement	$153.7	$4.6
Accrued interest receivable	4.4	5.5
Receivable on Wafer Supply Agreement	2.4	7.0
Inventory related to Wafer Supply Agreement	3.3	3.9
Deferred product costs	2.5	1.8
Other	3.0	5.1
Other current assets	$169.3	$27.9

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	March 27, 2022	June 27, 2021
Accounts payable, trade	$54.1	$44.2
Accrued salaries and wages	79.9	69.5
Accrued property and equipment	88.3	248.3
Accrued expenses	21.0	17.4
Other	5.0	1.7
Accounts payable and accrued expenses	$248.3	$381.1
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Factory optimization restructuring	$0.8	$3.8	$5.5	$6.7
Severance and other restructuring	0.5	0.6	0.5	3.4
Total restructuring costs	1.3	4.4	6.0	10.1
Project, transformation and transaction costs	1.2	2.4	5.3	3.7
Factory optimization start-up costs	21.4	1.8	41.0	6.0
Non-restructuring related executive severance	—	2.8	—	2.8
Other operating expense	$23.9	$11.4	$52.3	$22.6
Accumulated Other Comprehensive (Loss) Income, net of taxes
Accumulated other comprehensive (loss) income, net of taxes, consisted of $18.0 million of net unrealized losses on available-for-sale securities and $2.7 million of net unrealized gains on available-for-sale securities as of March 27, 2022 and June 27, 2021, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
Reclassifications out of accumulated other comprehensive (loss) income were a less than $0.1 million gain and a $0.3 million gain for the three and nine months ended March 27, 2022, respectively, and a $0.1 million gain and a $0.3 million gain for each of the three and nine months ended March 28, 2021, respectively. Amounts were reclassified to non-operating expense, net on the consolidated statements of operations.
Additionally, for the three and nine months ended March 28, 2021, $9.5 million of currency translation gain was reclassified to loss on sale of discontinued operations within net loss on discontinued operations on the consolidated statements of operations.

Non-Operating Expense, net
The following table summarizes the components of non-operating expense, net:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Foreign currency gain, net	($0.3)	($0.1)	($0.6)	($2.5)
Gain on sale of investments, net	—	(0.1)	(0.3)	(0.3)
Loss on debt extinguishment (1)	—	—	24.8	—
Gain on equity investment, net	—	(0.9)	—	(7.9)
Interest income	(2.8)	(1.9)	(7.8)	(6.8)
Interest expense, net of capitalized interest	5.1	11.2	17.1	36.2
Loss on Wafer Supply Agreement	0.5	0.1	1.4	0.1
Loss on early payment of transaction-related note receivable (2)	1.2	—	1.2	—
Other, net	0.1	(0.2)	(0.1)	0.1
Non-operating expense, net	$3.8	$8.1	$35.7	$18.9
(1) As discussed further in Note 9, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
(2) As discussed further in Note 2, "Discontinued Operations," in the third quarter of fiscal 2022, the Company recognized a loss of $1.2 million related to the early payment for the Purchase Price Note.
Statements of Cash Flows - non-cash activities

	Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021
Lease asset and liability additions	$6.3	$1.7
Lease asset and liability modifications, net	3.3	0.3
Lease terminations	(0.2)	—
Transfer of finance lease liability to accounts payable and accrued expenses (1)	—	4.2
Settlement of 2023 Notes in shares of common stock (2)	416.1	—
Decrease in property, plant and equipment from long-term incentive related receivables	137.3	—
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
Accrued property and equipment as of March 27, 2022 and March 28, 2021 was $88.3 million and $165.6 million, respectively.

Note 6 – Investments
Short-term investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, non-U.S. government securities, certificates of deposit, commercial paper and variable rate demand notes. All short-term investments are classified as available-for-sale.
Short-term investments as of March 27, 2022 and June 27, 2021 consisted of the following (in millions of U.S. Dollars):

	March 27, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Municipal bonds	$173.5	$0.1	($3.1)	$—	$170.5
Corporate bonds	478.0	0.1	(12.0)	—	466.1
U.S. agency securities	4.0	—	(0.1)	—	3.9
U.S. treasury securities	99.0	—	(0.3)	—	98.7
Non-U.S. government securities	7.7	—	(0.3)	—	7.4
Commercial paper	29.0	—	—	—	29.0
Variable rate demand notes	24.6	—	—	—	24.6
Total short-term investments	$815.8	$0.2	($15.8)	$—	$800.2

	June 27, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Municipal bonds	$139.4	$1.9	$—	$—	$141.3
Corporate bonds	456.5	3.3	(0.3)	—	459.5
U.S. agency securities	15.8	—	—	—	15.8
U.S. treasury securities	72.3	0.3	(0.1)	—	72.5
Certificates of deposit	16.5	—	—	—	16.5
Commercial paper	50.0	—	—	—	50.0
Variable rate demand notes	20.0	—	—	—	20.0
Total short-term investments	$770.5	$5.5	($0.4)	$—	$775.6

The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $4.4 million and $5.5 million as of March 27, 2022 and June 27, 2021, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and nine months ended March 27, 2022 and March 28, 2021.
The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	March 27, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$154.5	($3.1)	$1.0	$—	$155.5	($3.1)
Corporate bonds	435.8	(12.0)	7.1	(0.3)	442.9	(12.3)
U.S. agency securities	3.9	(0.1)	—	—	3.9	(0.1)
U.S. treasury securities	59.7	(0.3)	—	—	59.7	(0.3)
Total	$653.9	($15.5)	$8.1	($0.3)	$662.0	($15.8)
Number of securities with an unrealized loss		344		4		348

	June 27, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$13.4	$—	$—	$—	$13.4	$—
Corporate bonds	133.8	(0.3)	—	—	133.8	(0.3)
U.S. agency securities	10.7	—	—	—	10.7	—
U.S. treasury securities	47.9	(0.1)	—	—	47.9	(0.1)
Certificates of deposit	0.7	—	—	—	0.7	—
Total	$206.5	($0.4)	$—	$—	$206.5	($0.4)
Number of securities with an unrealized loss		128		—		128
Additionally, the Company held cash equivalent securities in unrealized loss positions as of March 27, 2022 and June 27, 2021. As of March 27, 2022, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $53.9 million and an aggregate unrealized loss of less than $0.1 million. As of June 27, 2021, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $21.4 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of March 27, 2022 and June 27, 2021 have been in unrealized loss positions for less than 12 months.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains of less than $0.1 million and $0.3 million for the three and nine months ended March 27, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended March 28, 2021, respectively, are included in non-operating expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of March 27, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 27, 2022.

The contractual maturities of short-term investments as of March 27, 2022 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$39.4	$131.1	$—	$—	$170.5
Corporate bonds	97.5	368.6	—	—	466.1
U.S. agency securities	2.0	1.9	—	—	3.9
U.S. treasury securities	67.0	31.7	—	—	98.7
Non-U.S. government securities	—	—	7.4	—	7.4
Commercial paper	29.0	—	—	—	29.0
Variable rate demand notes	—	—	—	24.6	24.6
Total short-term investments	$234.9	$533.3	$7.4	$24.6	$800.2

Note 7 – Fair Value of Financial Instruments
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is categorized into three levels based on the reliability of inputs as follows:
•Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.
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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of March 27, 2022 and June 27, 2021, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, certificates of deposit, commercial paper, U.S. agency securities, variable rate demand notes and non-U.S. government securities. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 27, 2022 and June 27, 2021.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	March 27, 2022				June 27, 2021
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$167.3	$—	$—	$167.3	$96.9	$—	$—	$96.9
Municipal bonds	—	5.7	—	5.7	—	16.0	—	16.0
Corporate bonds	—	0.6	—	0.6	—	—	—	—
U.S. agency securities	—	—	—	—	—	6.0	—	6.0
U.S. treasury securities	72.5	—	—	72.5	—	—	—	—
Commercial paper	—	60.2	—	60.2	—	62.4	—	62.4
Variable rate demand notes	—	—	—	—	—	22.9	—	22.9
Total cash equivalents	239.8	66.5	—	306.3	96.9	107.3	—	204.2
Short-term investments:
Municipal bonds	—	170.5	—	170.5	—	141.3	—	141.3
Corporate bonds	—	466.1	—	466.1	—	459.5	—	459.5
U.S. agency securities	—	3.9	—	3.9	—	15.8	—	15.8
U.S. treasury securities	98.7	—	—	98.7	72.5	—	—	72.5
Certificates of deposit	—	—	—	—	—	16.5	—	16.5
Commercial paper	—	29.0	—	29.0	—	50.0	—	50.0
Variable rate demand notes	—	24.6	—	24.6	—	20.0	—	20.0
Non-U.S. government securities	—	7.4	—	7.4	—	—	—	—
Total short-term investments	98.7	701.5	—	800.2	72.5	703.1	—	775.6
Total cash equivalents and short-term investments	$338.5	$768.0	$—	$1,106.5	$169.4	$810.4	$—	$979.8

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the nine months ended March 27, 2022.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	March 27, 2022			June 27, 2021
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($29.7)	$67.1	$96.8	($25.1)	$71.7
Developed technology	68.0	(32.2)	35.8	68.0	(28.2)	39.8
Non-compete agreements	12.2	(12.1)	0.1	12.2	(10.1)	2.1
Acquisition related intangible assets	177.0	(74.0)	103.0	177.0	(63.4)	113.6
Patent and licensing rights	64.2	(38.9)	25.3	67.1	(40.2)	26.9
Total intangible assets	$241.2	($112.9)	$128.3	$244.1	($103.6)	$140.5
Total amortization of acquisition-related intangibles assets was $3.4 million and $10.6 million for the three and nine months ended March 27, 2022, respectively, and $3.7 million and $10.9 million for the three and nine months ended March 28, 2021, respectively.

Total amortization of patents and licensing rights was $1.3 million and $4.1 million for the three and nine months ended March 27, 2022, respectively, and $2.0 million and $4.6 million for the three and nine months ended March 28, 2021, respectively.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 26, 2022 (remainder of fiscal 2022)	$2.9	$1.3	$4.2
June 25, 2023	11.0	4.4	15.4
June 30, 2024	10.4	3.7	14.1
June 29, 2025	10.4	2.8	13.2
June 28, 2026	9.3	2.1	11.4
Thereafter	59.0	11.0	70.0
Total future amortization expense	$103.0	$25.3	$128.3

Note 9 – Long-term Debt
Revolving Line of Credit
As of March 27, 2022, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of March 27, 2022, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three and nine months ended March 27, 2022, the average interest rate was 0.00% and 0.05%, respectively. The average interest rate for the nine months ended March 27, 2022 relates to a ten-day draw of $20.0 million on the line of credit in the first quarter of fiscal 2022. As of March 27, 2022, the unused line fee on available borrowings is 25 basis points.
On January 25, 2022, the Company entered into an amendment to the Credit Agreement that extended the maturity date by three years to January 9, 2026 and adopted secured overnight financing rate (SOFR) interest rates as the benchmark interest rate.
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
The Company used approximately $144.3 million of the net proceeds from the sale of the 2026 Notes in April 2020 to repurchase approximately $150.2 million aggregate principal amount of the 2023 Notes, including approximately $0.2 million of accrued interest on such notes, in privately negotiated transactions.
2028 Convertible Notes
On February 3, 2022, the Company sold $650.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2028 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $100.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2028 Notes). The total net proceeds from the 2028 Notes offering was approximately $732.3 million.

The Company used approximately $108.2 million of the net proceeds from the 2028 Notes to fund the cost of entering into capped call transactions, as described below.
The conversion rate will initially be 7.8602 shares of common stock per one thousand dollars in principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $127.22 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2028 Notes in connection with such a corporate event, or who elects to convert any 2028 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2028 Notes prior to February 18, 2025. The Company may redeem for cash all or any portion of the 2028 Notes, at its option, on a redemption date occurring on or after February 18, 2025 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their 2028 Notes at a fundamental repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders may convert their 2028 Notes at their option at any time prior to the close of business on the business day immediately preceding August 16, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2022 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such 2028 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after August 16, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
Capped Call Transactions
On January 31, 2022, in connection with the pricing of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or affiliates thereof (the Capped Call Counterparties). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the Capped Call Transactions) with each of the Capped Call Counterparties. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the 2028 Notes. The Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2028 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $212.04 per share, representing a premium of 125% over the last reported sale price per share of our common stock on January 31, 2022, subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the 2028 Notes, and do not affect any holder’s rights under the 2028 Notes. Holders of the 2028 Notes do not have any rights with respect to the Capped Call Transactions.

Accounting for 2023 Notes, 2026 Notes and 2028 Notes (collectively, the Notes)
In accounting for the issuance of the 2023 Notes, 2026 Notes and 2028 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $110.6 million, $145.4 million and $187.6 million for the 2023, 2026 and 2028 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the Notes. Due to the partial extinguishment of the 2023 Notes in connection with the issuance of the 2026 Notes, the equity component of the 2023 Notes was reduced by $27.7 million during the fourth quarter of fiscal 2020.
As a result of the full conversion of all outstanding 2023 Notes, the Company remeasured the outstanding liability for the 2023 Notes using a market rate for debt without a conversion option (the Market Rate) as of the Redemption Notice Date. The Company performed a present value calculation using the Market Rate and determined the fair value of the debt as of the Redemption Notice Date was $416.1 million, $24.7 million higher than the carrying value of the 2023 Notes as of the Redemption Notice Date. As a result, the Company recorded a loss on extinguishment of $24.8 million, which included a $0.1 million loss on extinguishment expense related to third party fees. Additionally, the equity component of the 2023 Notes was reduced to zero.
The equity components of the 2026 and 2028 Notes are not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount), along with related issuance fees, are amortized to interest expense over the term of the 2026 and 2028 Notes at an effective annual interest rate of 7.45% and 5.59%, respectively.
The 2026 and 2028 Notes are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 and 2028 Notes; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	March 27, 2022	June 27, 2021
Principal	$1,325.0	$999.8
Unamortized discount and issuance costs	(316.6)	(175.9)
Net carrying amount	$1,008.4	$823.9
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	March 27, 2022	June 27, 2021
Discount related to value of conversion option	$341.1	$262.3
Partial extinguishment of 2023 Notes	—	(27.7)
Debt issuance costs	(8.1)	(6.3)
Net carrying amount	$333.0	$228.3
The interest expense, net recognized related to the Notes is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Interest expense, net of capitalized interest	$0.2	$2.5	$2.1	$8.5
Amortization of discount and issuance costs, net of capitalized interest	3.9	8.0	12.9	26.1
Total interest expense, net	$4.1	$10.5	$15.0	$34.6

The Company capitalizes interest related to the Notes in connection with the building of a new Silicon Carbide device fabrication facility in New York. For the three and nine months ended March 27, 2022, the Company capitalized $2.4 million and $7.3 million of interest expense, respectively, and $5.9 million and $17.1 million of amortization of discount and issuance costs, respectively.
For the three and nine months ended March 28, 2021, the Company capitalized $1.0 million and $1.8 million of interest expense, respectively, and $2.1 million and $3.8 million of amortization of discount and issuance costs, respectively.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for the 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on March 31, 2022. As a result, the 2026 Notes are convertible at the option of the holders through June 30, 2022.
As of March 27, 2022, the if-converted value of the 2026 Notes exceeded their respective principal amounts by $794.6 million.
The estimated fair value of the Notes is $2.3 billion as of March 27, 2022, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars, except share data)	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net loss from continuing operations	($66.5)	($66.5)	($233.3)	($196.1)

Net loss from discontinued operations	—	(41.6)	—	(178.8)
Net income from discontinued operations attributable to noncontrolling interest	—	0.8	—	1.4
Net loss from discontinued operations attributable to controlling interest	$—	($42.4)	$—	($180.2)

Weighted average shares - basic and diluted (in thousands)	123,597	112,891	118,917	112,330

Loss per share - basic and diluted:
Continuing operations	($0.54)	($0.59)	($1.96)	($1.75)
Discontinued operations attributable to controlling interest	$—	($0.38)	$—	($1.60)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the three and nine months ended March 27, 2022, 2.3 million and 2.4 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended March 28, 2021, 3.1 million and 3.6 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
In addition, future earnings per share of the Company are also subject to dilution from conversion of the 2026 Notes and 2028 Notes under certain conditions as described in Note 9, “Long-term Debt.”

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
The Company’s stock-based awards can be either service-based or performance-based. Performance-based conditions may be tied to future financial and/or operating performance of the Company, external based market metrics or internal performance metrics.
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
Stock Option Awards
A summary of stock option awards outstanding as of March 27, 2022 and changes during the nine months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 27, 2021	142	$27.37
Granted	—	$—
Exercised	(61)	$30.15
Forfeited or expired	—	$—
Outstanding at March 27, 2022	81	$25.27
Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of March 27, 2022 and changes during the nine months then ended is as follows:

(awards and units in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 27, 2021	2,168	$57.38
Granted	697	$96.95
Vested	(836)	$50.35
Forfeited	(69)	$74.64
Nonvested at March 27, 2022	1,960	$73.84
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
For service-based RSUs and performance-based RSUs with internal metrics, the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. For performance-based RSUs, the Company reassesses the probability of the achievement of the performance condition at each reporting period and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. This fair value is then amortized to compensation expense over the requisite service period or vesting term.
For performance-based awards with market conditions, the Company estimates the grant date fair value using the Monte Carlo valuation model and expenses the awards over the vesting period regardless of whether the market condition is ultimately satisfied.
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
The Black-Scholes and Monte Carlo option pricing models require the input of highly subjective assumptions. These assumptions represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, recorded share-based compensation expense could have been materially different from that depicted below.
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Cost of revenue, net	$4.2	$4.1	$11.5	$11.2
Research and development	2.3	2.1	7.3	6.7
Sales, general and administrative	8.7	6.7	26.4	22.4
Total stock-based compensation expense	$15.2	$12.9	$45.2	$40.3
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of March 27, 2022, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
As a result of the LED Business Divestiture and the liquidation of the Company’s common stock ownership interest in ENNOSTAR, Inc., the Company began reviewing its legal entity structure, including its Luxembourg holding company, during the fourth quarter of fiscal 2021. In the second quarter of fiscal 2022, the Company concluded its due diligence and commenced a plan to restructure its Luxembourg holding company, resulting in the recognition of $7.3 million of income tax expense. The $7.3 million of income tax expense represents the net effect of $129.1 million of income tax expense generated from taxable income as a result of the restructuring plan offset by a full release of the valuation allowance against the Company’s Luxembourg net operating loss deferred tax assets, which totaled $121.8 million. As of March 27, 2022, the Company has no valuation allowance against Luxembourg deferred tax assets.

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
As of June 27, 2021, the Company's liability for unrecognized tax benefits was $7.4 million. During the nine months ended March 27, 2022, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of March 27, 2022 was $7.4 million. If any portion of this $7.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.7 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
Grant Disbursement Agreement (GDA) with the State of New York
The Company currently has a GDA with the State of New York Urban Development Corporation (doing business as Empire State Development). The GDA provides a potential total grant amount of $500.0 million to partially and fully reimburse the Company for certain property, plant and equipment costs related to the Company's construction of its Silicon Carbide device fabrication facility in Marcy, New York.
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
As of March 27, 2022, the Company has reduced property and equipment, net by $247.9 million as a result of GDA reimbursements, of which $94.2 million has been received in cash and an additional $153.7 million is recorded as a receivable in other current assets in the consolidated balance sheets. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.

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
In September 2019, the Company announced its intent to build a new Silicon Carbide device fabrication facility in Marcy, New York to complement the factory expansion underway at its U.S. campus headquarters in Durham, North Carolina. The Company is currently evaluating the impact of the facility on future restructuring charges.
The Company expects approximately $90.0 million in restructuring charges related to the factory optimization plan to be incurred through 2024. For the three and nine months ended March 27, 2022, the Company expensed $0.8 million and $4.2 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan, of which $1.7 million is accrued for as of March 27, 2022. Additionally, the Company expensed $0.0 million and $1.3 million of restructuring charges associated with disposals of certain long-lived assets for the three and nine months ended March 27, 2022, respectively.
For the three and nine months ended March 28, 2021, the Company expensed and paid $1.2 million and $4.3 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan. Additionally, the Company expensed and paid $2.6 million and $3.4 million of restructuring charges associated with disposals of certain long-lived assets for the three and nine months ended March 28, 2021, respectively.
Corporate Restructuring
In September 2020, the Company realigned certain resources to further focus on areas vital to its growth while driving efficiencies. As a result, the Company recorded $0.0 million and $2.8 million in severance-related costs during the three and nine months ended March 28, 2021, respectively. The plan has concluded and all expenses were paid as of June 27, 2021.
In February 2021, the Company realigned the structure of its Asia sales presence. As a result, the Company recorded $0.6 million in severance-related costs during the three and nine months ended March 28, 2021. The plan has concluded and all expenses were paid as of June 27, 2021.
In January 2022, the Company commenced a plan to open a global IT shared services hub in Belfast, Northern Ireland in partnership with the Northern Ireland government. As a result, the Company recorded $0.5 million in severance-related costs for the three and nine months ended March 27, 2022, all of which is accrued for as of March 27, 2022.

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

Overview
Wolfspeed, Inc., formerly known as Cree, Inc., (Wolfspeed, we, our, or us) is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. Our product families include Silicon Carbide and GaN materials, power-switching devices and RF devices targeted for various applications such as electric vehicles, fast charging, 5G, renewable energy and storage, and aerospace and defense.
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
The majority of our products are manufactured at our production facilities located in North Carolina, California and Arkansas. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We maintain captive lines at some of our contract manufacturers. Additionally, we recently opened our Silicon Carbide device fabrication facility in New York. We operate research and development facilities in North Carolina, California, Arkansas, Arizona, New York and China.

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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Pandemic. The global health crisis caused by COVID-19 and its resurgences has impacted and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19 continue to emerge. Early in 2022, cases of COVID-19 reached all-time highs as a result of the emergence and rapid spread of the Omicron variant. Although cases have declined significantly in recent months, there can be no assurance that a future variant will not emerge. In addition, while vaccines have proven effective in preventing serious illnesses and hospitalizations, there is no assurance that such vaccines will remain effective against new variants or that the protection conferred by existing vaccines will not wane over time. Over the past two years, the COVID-19 pandemic has affected us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' and contract manufacturers' ability to fulfill our orders on a timely basis, and the overall impact of the aforementioned items that could cause output challenges and increased costs. We continue to pay close attention to the evolving development of, and the disruption to business and economic activities caused by, the COVID-19 pandemic.
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
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, we expect the supply situation for these items to remain tight for at least the next few quarters. In addition, the ongoing military conflict between Russia and Ukraine may further exacerbate supply constraints. The current high demand for our products has also led to supply constraints for our customers. We continue to work closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers, to the extent possible, although we expect that constraints may continue to limit our shipments in the near term.
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, geopolitical, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition or extension of tariffs or export bans to specific customers or countries could reduce or limit demand for our products in certain markets.
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

Overview of the nine months ended March 27, 2022
The following is a summary of our financial results for the nine months ended March 27, 2022:
•Revenue increased to $517.7 million for the nine months ended March 27, 2022 from $379.8 million for the nine months ended March 28, 2021.
•Gross profit increased to $170.4 million for the nine months ended March 27, 2022 from $120.8 million for the nine months ended March 28, 2021. Gross margin was 32.9% for the nine months ended March 27, 2022 and 31.8% for the nine months ended March 28, 2021.
•Operating loss was $188.9 million for the nine months ended March 27, 2022 compared to $181.2 million for the nine months ended March 28, 2021.
•Diluted loss per share from continuing operations was $1.96 for the nine months ended March 27, 2022 compared to $1.75 for the nine months ended March 28, 2021.
•Combined cash, cash equivalents and short-term investments was $1,286.1 million at March 27, 2022 and $1,154.6 million at June 27, 2021.
•Convertible notes, net was $1,008.4 million at March 27, 2022 and $823.9 million at June 27, 2021. As discussed further below and in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, our 0.875% convertible senior notes due September 1, 2023 (2023 Notes) were converted into approximately 7.1 million shares of our common stock in the second quarter of fiscal 2022. Additionally, in the third quarter of fiscal 2022, we sold $750.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2028.
•Cash used in operating activities from continuing operations was $123.4 million for the nine months ended March 27, 2022 compared to $58.9 million for the nine months ended March 28, 2021.
•Purchases of property and equipment, net were $452.0 million (net of $83.5 million in reimbursements) for the nine months ended March 27, 2022 compared to $394.0 million for the nine months ended March 28, 2021.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our state-of-the-art, automated 200mm Silicon Carbide device fabrication facility in Marcy, New York and an expansion of our materials factory at our U.S campus headquarters in Durham, North Carolina, both of which will increase our Silicon Carbide production capacity. Construction on the new device fabrication facility commenced in the fourth quarter of fiscal 2020 and the facility started running qualification lots in the fourth quarter of 2022. In fiscal 2022, we expect to incur an estimated $75.0 million of start-up and pre-production costs as we ramp production at this facility.
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

We continue to closely monitor the ongoing military conflict between Russia and Ukraine to evaluate our potential exposure to this conflict. We do not have significant credit, supplier or customer concentrations in Russia, Belarus or Ukraine at this time. As a result, we do not currently expect any material impacts to our consolidated financial statements. However, we believe the full impact of the conflict remains uncertain and we continue to assess if ongoing developments, such as further sanctions or other increased involvements from countries we operate in and do business with, may cause future material impacts to our consolidated financial statements.
Change in Estimate
As a result of the LED Business Divestiture and our continued investment in 200mm technology, we evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, we increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022 and resulted in a decrease in depreciation expense of $8.3 million and $25.2 million for the three and nine months ended March 27, 2022, respectively. Approximately $10.4 million of the decrease in depreciation expense for the six months ended March 27, 2022 resulted in a net reduction of inventory as of March 27, 2022 and will impact cost of revenue, net in future periods as the inventory is relieved. The remaining $14.8 million of the decrease in depreciation expense resulted in the following for the three and nine months ended March 27, 2022: (1) an improvement in gross profit of $7.3 million and $12.2 million, respectively; (2) an improvement in both loss before income taxes and net loss of $8.2 million and $14.8 million, respectively; and (3) an improvement in basic and diluted loss per share of $0.07 and $0.12 per share, respectively. We expect the impact to gross profit to be approximately $8.0 million per quarter by the end of the fiscal year as inventory is relieved.
Results of Operations
Selected consolidated statements of operations data for the three and nine months ended March 27, 2022 and March 28, 2021 is as follows:

	Three months ended				Nine months ended
	March 27, 2022		March 28, 2021		March 27, 2022		March 28, 2021
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$188.0	100.0%	$137.3	100.0%	$517.7	100.0%	$379.8	100.0%
Cost of revenue, net	124.0	66.0	93.3	68.0	347.3	67.1	259.0	68.2
Gross profit	64.0	34.0	44.0	32.0	170.4	32.9	120.8	31.8
Research and development	48.1	25.6	46.0	33.5	148.2	28.6	132.7	34.9
Sales, general and administrative	51.5	27.4	44.2	32.2	148.5	28.7	135.0	35.5
Amortization or impairment of acquisition-related intangibles	3.4	1.8	3.7	2.7	10.6	2.0	10.9	2.9
(Gain) loss on disposal or impairment of other assets	(0.6)	(0.3)	0.1	0.1	(0.3)	(0.1)	0.8	0.2
Other operating expense	23.9	12.7	11.4	8.3	52.3	10.1	22.6	6.0
Operating loss	(62.3)	(33.1)	(61.4)	(44.7)	(188.9)	(36.5)	(181.2)	(47.7)
Non-operating expense, net	3.8	2.0	8.1	5.9	35.7	6.9	18.9	5.0
Loss before income taxes	(66.1)	(35.2)	(69.5)	(50.6)	(224.6)	(43.4)	(200.1)	(52.7)
Income tax expense (benefit)	0.4	0.2	(3.0)	(2.2)	8.7	1.7	(4.0)	(1.1)
Net loss from continuing operations	($66.5)	(35.4)	($66.5)	(48.4)	($233.3)	(45.1)	($196.1)	(51.6)
Net loss from discontinued operations	—	—	(41.6)	(30.3)	—	—	(178.8)	(47.1)
Net loss	(66.5)	(35.4)	(108.1)	(78.7)	(233.3)	(45.1)	(374.9)	(98.7)
Net income from discontinued operations attributable to noncontrolling interest	—	—	0.8	0.6	—	—	1.4	0.4
Net loss attributable to controlling interest	($66.5)	(35.4)	($108.9)	(79.3)	($233.3)	(45.1)	($376.3)	(99.1)

Basic and diluted loss per share
Continuing operations	($0.54)		($0.59)		($1.96)		($1.75)
Net loss attributable to controlling interest	($0.54)		($0.96)		($1.96)		($3.35)

Revenue

Revenue was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Revenue	$188.0	$137.3	$50.7	37%	$517.7	$379.8	$137.9	36%
Revenue for the three and nine months ended March 27, 2022 compared to the three and nine months ended March 28, 2021 increased due to increased demand across all of our product lines, as well as increased production capacity for our power and materials product lines to meet strong demand during the period and in future periods.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Gross profit	$64.0	$44.0	$20.0	45%	$170.4	$120.8	$49.6	41%
Gross margin	34.0%	32.0%			32.9%	31.8%

The increases in gross profit and gross margin for the three months ended March 27, 2022 compared to the three months ended March 28, 2021 were primarily due to increased revenues in the current period, product mix and the impact of increasing the expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets.
The increase in gross profit for the nine months ended March 27, 2022 compared to the nine months ended March 28, 2021 was primarily due to increased revenues in the current period and lower manufacturing costs, including the impact of increasing the expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets.
The increase in gross margin for the nine months ended March 27, 2022 compared to the nine months ended March 28, 2021 was primarily due to the same factors as the increase to gross profit, partly offset by product mix.
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
Research and development expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Research and development	$48.1	$46.0	$2.1	5%	$148.2	$132.7	$15.5	12%
Percent of revenue	26%	34%			29%	35%
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
Sales, general and administrative expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Sales, general and administrative	$51.5	$44.2	$7.3	17%	$148.5	$135.0	$13.5	10%
Percent of revenue	27%	32%			29%	36%
The increase in sales, general and administrative expenses for the three months ended March 27, 2022 compared to March 28, 2021 was primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation.
The increase in sales, general and administrative expenses for the nine months ended March 27, 2022 compared to March 28, 2021 was primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as increased consulting, legal and travel fees, partially offset by a decrease in costs related to transition services incurred in the first half of fiscal 2021 in connection with the sale of our former Lighting Products business unit.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology, non-compete agreements and trade names.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Customer relationships	$1.5	$1.5	$—	—%	$4.6	$4.6	$—	—%
Developed technology	1.4	1.4	—	—%	4.0	4.0	—	—%
Non-compete agreements	0.5	0.8	(0.3)	(38)%	2.0	2.3	(0.3)	(13)%
Total amortization	$3.4	$3.7	($0.3)	(8)%	$10.6	$10.9	($0.3)	(3)%
Amortization of acquisition-related intangible assets slightly decreased due to an intangible asset relating to non-compete agreements reaching the end of its useful life. No other significant acquisition-related intangible activity or impairments occurred between the periods.
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

(Gain) loss on disposal or impairment of other assets were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
(Gain) loss on disposal or impairment of other assets	($0.6)	$0.1	($0.7)	(700)%	($0.3)	$0.8	($1.1)	(138)%
(Gain) loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents. Additionally, the gain on disposal or impairment of other assets for the three and nine months ended March 27, 2022 includes a $0.7 million net gain related to consideration received from the early payment of the unsecured promissory note issued by SGH at the closing of the LED Business Divestiture (the Purchase Price Note), as discussed in Note 2, "Discontinued Operations", to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Other Operating Expense
Other operating expense was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Factory optimization restructuring	$0.8	$3.8	($3.0)	(79)%	$5.5	$6.7	($1.2)	(18)%
Severance and other restructuring	0.5	0.6	(0.1)	(17)%	0.5	3.4	(2.9)	(85)%
Total restructuring costs	1.3	4.4	(3.1)	(70)%	6.0	10.1	(4.1)	(41)%
Project, transformation and transaction costs	1.2	2.4	(1.2)	(50)%	5.3	3.7	1.6	43%
Factory optimization start-up costs	21.4	1.8	19.6	1,089%	41.0	6.0	35.0	583%
Non-restructuring related executive severance	—	2.8	(2.8)	(100)%	—	2.8	(2.8)	(100)%
Other operating expense	$23.9	$11.4	$12.5	110%	$52.3	$22.6	$29.7	131%
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
Other operating expense for the three and nine months ended March 27, 2022 compared to the three and nine months ended March 28, 2021 increased primarily due to increased factory optimization start-up costs as we continue our expansion to a new Silicon Carbide device fabrication facility in Marcy, New York.

Non-Operating Expense, net
Non-operating expense, net was comprised of the following:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Gain on sale of investments, net	$—	($0.1)	$0.1	(100)%	($0.3)	($0.3)	$—	—%
Gain on equity investment, net	—	(0.9)	0.9	(100)%	—	(7.9)	7.9	(100)%
Loss on debt extinguishment related to conversion of 2023 Notes	—	—	—	—%	24.8	—	24.8	100%
Foreign currency gain, net	(0.3)	(0.1)	(0.2)	200%	(0.6)	(2.5)	1.9	(76)%
Interest income	(2.8)	(1.9)	(0.9)	47%	(7.8)	(6.8)	(1.0)	15%
Interest expense, net of capitalized interest	5.1	11.2	(6.1)	(54)%	17.1	36.2	(19.1)	(53)%
Loss on Wafer Supply Agreement	0.5	0.1	0.4	400%	1.4	0.1	1.3	1,300%
Loss on early payment of transaction-related note receivable	1.2	—	1.2	100%	1.2	—	1.2	100%
Other, net	0.1	(0.2)	0.3	(150)%	(0.1)	0.1	(0.2)	(200)%
Non-operating expense, net	$3.8	$8.1	($4.3)	(53)%	$35.7	$18.9	$16.8	89%
Gain on equity investment, net. The gain on equity investment for the three and nine months ended March 28, 2021 relates to changes in fair value of our previously held ENNOSTAR Inc. (ENNOSTAR) investment. In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR. We no longer hold any equity interest in ENNOSTAR.
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
Interest income. The slight increase in interest income for both periods was primarily due to interest income received on our note receivable from SGH in connection with the LED Business Divestiture, partially offset by decreased interest income on our short-term investments driven by lower average investment balances.
Interest expense, net of capitalized interest. The decrease in interest expense for both periods was primarily due to an increase in capitalized interest expense on our 1.75% convertible senior notes due May 1, 2026 (2026 Notes) in connection with the building of a new Silicon Carbide device fabrication facility in New York.
Loss on Wafer Supply Agreement. In connection with the LED Business Divestiture, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain Silicon Carbide materials and fabrication services for up to four years.
Loss on early payment of transaction-related note receivable. In the third quarter of fiscal 2022, we received an early payment for the Purchase Price Note that resulted in a loss of $1.2 million. See Note 2, "Discontinued Operations," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on this loss on early payment of transaction-related note receivable.

Income tax expense (benefit)
Income tax expense (benefit) and our effective tax rate was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 27, 2022	March 28, 2021	Change		March 27, 2022	March 28, 2021	Change
Income tax expense (benefit)	$0.4	($3.0)	$3.4	(113)%	$8.7	($4.0)	$12.7	(318)%
Effective tax rate	(1)%	4%			(4)%	2%
The change in our effective tax rate for the three months ended March 27, 2022 was primarily due to an increase in projected income from international locations in fiscal 2022. The change in our effective tax rate for the nine months ended March 27, 2022 was primarily due to $7.3 million of income tax expense recognized in the second quarter of fiscal 2022 related to the restructuring of our Luxembourg holding company. This restructuring is discussed further in Note 12, "Income Taxes," to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S. and Luxembourg, (ii) projected income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.
Net loss from discontinued operations
As discussed above, we have classified the results of our former LED Products segment as discontinued operations in our consolidated statements of operations for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the LED Business upon classification as discontinued operations in October 2020.
For the three and nine months ended March 28, 2021, we recorded a net loss from discontinued operations of $41.6 million and $178.8 million, respectively. We did not have any discontinued operations related activity for the three and nine months ended March 27, 2022.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities and availability under our line of credit. We have a $125 million line of credit as discussed in Note 9, “Long-term Debt,” in our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The purpose of this credit facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs. On January 25, 2022, we entered into an amendment to the credit agreement governing the line of credit that extends the maturity date by three years to January 9, 2026 and adopted secured overnight financing rate (SOFR) interest rates as the benchmark interest rate under the credit agreement.
In the third quarter of fiscal 2021, we implemented an at-the-market program (the ATM program) under a shelf registration statement on Form S-3 and prospectus supplement filed with the SEC on February 11, 2021 in which we sold 4,222,511 shares of our common stock at a weighted average price of $118.41 per share for total gross proceeds of approximately $500.0 million and net proceeds of approximately $489.1 million, after $10.0 million in commissions to the managers of the program and $0.9 million in other offering costs.
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
In the third quarter of fiscal 2022, we issued and sold a total of $750.0 million aggregate principal amount of 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2028 Notes was $732.3 million, of which we used $108.2 million to fund the cost of entering into capped call transactions. We expect to use the remainder of the net proceeds for general corporate purposes. In addition, during the third quarter of 2022, we received an early payment for the Purchase Price Note resulting in receipt of the principal amount of $125.0 million along with outstanding accrued and unpaid interest as of the payment date.
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
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we have continued to make such evaluations. For example, in March 2021 we completed the LED Business Divestiture, which provided us with (i) $50 million in upfront payments (ii) a $125 million unsecured promissory note due in August 2023 (which amount plus accrued and unpaid interest was prepaid during the third quarter of 2022), and (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing, also payable in the form of an unsecured promissory note due March 2025. We may also access capital markets through the issuance of debt or additional shares of common stock, which we may use in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities or general corporate purposes.
We recently opened our new Silicon Carbide device fabrication facility in Marcy, New York, to expand capacity for our Silicon Carbide device business. We expect to invest more than $1.0 billion in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed over time by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). Given our current cash position, we believe we are positioned to adequately fund the remaining construction of the facility.
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
The following table presents the components of our cash conversion cycle:

	Three months ended
	March 27, 2022	June 27, 2021	Change
Days of sales outstanding (a)	49	52	(3)
Days of supply in inventory (b)	159	147	12
Days in accounts payable (c)	(106)	(92)	(14)
Cash conversion cycle	102	107	(5)
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
c)Days in accounts payable (DPO) measures the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenue, net for the quarter then ended. Due to the significant amount of capital expenditures associated with our Silicon Carbide device fabrication facility in New York, we exclude accounts payable related to capital expenditures in connection with the facility. DPO is calculated by dividing ending accounts payable and accrued expenses (less accounts payable balances related to our Silicon Carbide device fabrication facility in New York) by the average cost of revenue, net per day for the respective 90-day period.
Our cash conversion cycle had a slight decrease for the three months ended March 27, 2022 as compared to the three months ended June 27, 2021. An increase in our days of supply in inventory was primarily due to increased inventory balances as we expand production globally and build a raw materials buffer to try to ensure continuity of supply. The increase in our days in accounts payable was driven by our accounts payable balance (after excluding amounts related to capital expenditures for our Silicon Carbide device fabrication facility in Marcy, New York) increasing more than the increase to our cost of revenue, net. Additionally, our days of sales outstanding decreased slightly as a result of our revenue increasing more than the increase to our net receivable balance.
As of March 27, 2022, we had unrealized losses on our short-term investments of $15.8 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 27, 2022 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or volatile market conditions related to the conflict in Ukraine and the ongoing COVID-19 pandemic. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of March 27, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 27, 2022.

Cash Flows
In summary, our cash flows were as follows:

	Nine months ended
	March 27, 2022	March 28, 2021	Change
Cash used in operating activities	($123.4)	($75.5)	($47.9)	(63)%
Cash used in investing activities	(378.0)	(339.5)	(38.5)	(11)%
Cash provided by financing activities	608.3	497.6	110.7	22%
Effect of foreign exchange changes	—	0.2	(0.2)	(100)%
Net change in cash and cash equivalents	$106.9	$82.8	$24.1	29%
Cash Flows from Operating Activities
Net cash used in operating activities increased primarily due to decreased working capital as a result of inventory growth and increased receivables related to timing of shipments.
Total cash used in operating activities included $16.6 million of cash used in operating activities from discontinued operations for the nine months ended March 28, 2021.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property related reimbursements.
Cash used in investing activities increased primarily due to an increase in property and equipment purchases of $141.5 million and an increase in net purchases of short-term investments of $71.1 million, partially offset by a net increase in proceeds from the LED Business Divestiture of $88.4 million and $83.5 million of property related reimbursements from the State of New York Urban Development Corporation under a Grant Disbursement Agreement (GDA). For more details on the GDA, see Note 13, "Commitments and Contingencies," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
For fiscal 2022, we target approximately $550.0 million of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our new Silicon Carbide fabrication facility in New York and is net of approximately $200.0 million of expected reimbursements from the State of New York Urban Development Corporation under the GDA.
Total cash used in investing activities included $0.3 million of cash used in investing activities from discontinued operations for the nine months ended March 28, 2021.
Cash Flows from Financing Activities
For the nine months ended March 27, 2022, our financing activities primarily consisted of $732.3 million in net proceeds from issuing our 2028 Notes and $11.7 million of proceeds from the issuance of common stock, partially offset by $108.2 million in cash paid for capped call transactions and $26.1 million in tax withholdings on vested equity awards.
For the nine months ended March 28, 2021, our financing activities primarily consisted of net proceeds of $498.4 million from issuances of common stock in connection with the ATM program in the third quarter of fiscal 2021 and issuances of common stock pursuant to the exercise of employee stock options.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 27, 2022, we did not have any off-balance sheet arrangements.

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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant manufacturing operations in the United States and contract manufacturing agreements in Asia, which were affected by the COVID-19 pandemic and the measures to try to contain it. We initially experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. At some of our contract manufacturers in Asia, which include captive lines and contract packaging facilities, we have experienced, and may experience in the future, some disruptions in supply from containment measures.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our Silicon Carbide capacity with the opening of a state-of-the-art, automated 200mm capable Silicon Carbide device fabrication facility and an expansion of our materials factory;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In the fourth quarter of fiscal 2020, we started construction on a new Silicon Carbide device fabrication facility in Marcy, New York to complement the factory expansion underway at our United States campus headquarters in Durham, North Carolina. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:
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
With the opening of our new Silicon Carbide device fabrication facility in Marcy, New York, we may experience increased pressure on margins during the period when production begins but before the facility is at full production. Additionally, our large upfront investment in the facility to increase capacity does not guarantee we will need the capacity and we may experience lower than expected capacity once the facility is in production, which could result in further margin pressures.
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
We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, they could result in significant losses or product recalls.
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
Risks related to our global operations
Global economic and geopolitical conditions, including possible trade tariffs and trade restrictions, could materially adversely impact demand for our products and services as well as our suppliers' ability to fulfill our needs for raw materials and machinery.
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, general trade tensions between the United States and China have been escalating, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for our products.
In addition, Russia’s invasion of Ukraine has triggered significant sanctions from U.S. and European countries. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become involved in the conflict, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber security and data protection measures.
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
Global financial markets continue to reflect uncertainty, which has been heightened by the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine. Given these uncertainties, there could be future disruptions in the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments or capacity expansions, joint ventures, divestitures, or spin-offs. If we choose to enter into such strategic transactions, we face certain risks including:
•the failure of an acquired business, investee or joint venture to meet our performance and financial expectations;
•identification of additional liabilities relating to an acquired business;
•loss of customers due to perceived conflicts or competition with such customers or due to regulatory actions taken by governmental agencies;
•that we are not able to enter into acceptable contractual arrangements in connection with the transaction;
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
•our failure to realize the full purchase price anticipated under the LED Purchase Agreement, including the ability of the LED Business to generate revenue and gross profit in the first four full fiscal quarters following the closing (the Earnout Period) sufficient to result in payment of the targeted earnout payment; and
•the ability of SMART to pay the unsecured promissory notes to be issued following the end of the Earnout Period.
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information and such attempts may increase in terms of frequency and severity in light of the sanctions imposed on Russia in response to its invasion of Ukraine. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, ransomware, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs. To date, we do not believe that such unauthorized access has caused us any material damage. We might be unaware of any such access or unable to determine its magnitude and effects. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position, result in a loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damage caused by the incident, divert management's attention and other resources, and reduce the value of our investment in research and development. In addition, as a result of the COVID-19 pandemic, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
Vigorous protection and pursuit of intellectual property rights characterize our industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to pay substantial damages; indemnify our customers; stop the manufacture, use and sale of products found to be infringing; incur asset impairment charges; discontinue the use of processes found to be infringing; expend significant resources to develop non-infringing products or processes; or obtain a license to use third party technology.
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
The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in regulatory penalties, fines, legal liabilities and the forfeiture of certain tax benefits; suspension of production; alteration of our fabrication, assembly and test processes; and curtailment of our operations or sales.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the Nasdaq Global Select Market (until October 1, 2021) and the NYSE (on and after October 4, 2021) ranged from a low of $78.36 to a high of $141.87 during the twelve months ended March 27, 2022. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Additionally, actions taken by the option counterparties in the capped call transactions entered into in connection with our 2028 Notes may affect our stock price, including the initial hedges of the capped call transactions as well as the potential modifications of their hedge positions by entering into or unwinding various derivatives with respect to our common stock.
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
As of March 27, 2022, our indebtedness consisted of our indebtedness consisted of $575.0 million aggregate principal amount of our 2026 Notes and $750.0 million aggregate principal amount of our 2028 Notes (collectively with the 2026 Notes, the Outstanding Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Outstanding Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our line of credit requires us to maintain compliance with an asset coverage ratio. In addition, our line of credit contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The Indentures governing the Outstanding Notes requires us to repurchase the Outstanding Notes upon certain fundamental changes relating to our common stock, and also prohibits our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indenture. The restrictions imposed by our line of credit and by the Indentures governing the Outstanding Notes could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
Our ability to comply with our loan covenants and the provisions of the Indentures governing the Outstanding Notes may also be affected by events beyond our control and if any of these restrictions or terms is breached, it could lead to an event of default under our line of credit or the Outstanding Notes. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our line of credit. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
The capped call transactions may not prevent dilution of our common stock upon conversion of the 2028 Notes
In connection with the pricing of the 2028 Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2028 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the converted 2028 Notes, as the case may be, upon conversion of the 2028 Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions (currently $212.04), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Indenture, dated as of February 3, 2022, between Wolfspeed, Inc. and U.S. Bank National Association		8-K	4.1	2/3/2022
4.2	Form of 0.25% Convertible Senior Note due 2028 (included in Exhibit 4.1)		8-K	4.2	2/3/2022
10.1	Seventh Amendment to the Credit Agreement, dated as of January 25, 2022, by and among Wolfspeed, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		8-K	10.1	1/26/2022
10.2	Form of Confirmation of Call Option Transactions		8-K	10.1	2/3/2022
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

May 5, 2022

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)