Form 10-K
period 2022-06-26
WOLFSPEED, INC.
filed 2022-08-22
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 26, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 23, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,632,261,850 (based on the closing sale price of $110.95 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 17, 2022 was 124,100,941.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held x are incorporated by reference into Part III.

WOLFSPEED, INC.
FORM 10-K
For the Fiscal Year Ended June 26, 2022

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

PART I

Item 1. Business
Overview
Wolfspeed, Inc. (Wolfspeed, we, our, or us) formerly known as Cree, Inc., is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. Our product families include Silicon Carbide and GaN materials, power devices and RF devices, and our products are targeted for various applications such as electric vehicles, fast charging, 5G, renewable energy and storage, and aerospace and defense.
During and prior to fiscal 2021, we designed, manufactured and sold specialty lighting-class light emitting diode (LED) products targeted for use in indoor and outdoor lighting, electronic signs and signals and video displays. On March 1, 2021, we completed the sale of certain assets and subsidiaries comprising our former LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) (the LED Business Divestiture). As a result, we have classified the results and cash flows of our former LED Products segment as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Unless otherwise noted, discussions within this Annual Report relate to our continuing operations.
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
The majority of our products are manufactured at our production facilities located in North Carolina, California and Arkansas. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We maintain captive lines at some of our contract manufacturers. Additionally, we recently opened a Silicon Carbide device fabrication facility in New York. We operate research and development facilities in North Carolina, California, Arkansas, Arizona and New York.
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
Power Devices
Our power device products consist of Silicon Carbide Schottky diodes, metal oxide semiconductor field effect transistors (MOSFETs) and power modules. Our Silicon Carbide power products provide increased efficiency and faster switching speeds and as a result, reduced system size and weight over comparable silicon power devices. Power products are sold to customers and distributors for use in applications such as electric vehicles, including charging infrastructure, server power supplies, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.

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
•develop higher performance power and RF devices;
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
Customers
In fiscal 2022, 2021 and 2020, we had two, three, and two customers that represented more than 10% of our consolidated revenue, respectively. These customers, in the aggregate, accounted for 38%, 41%, and 33% of our total consolidated revenue in fiscal 2022, 2021 and 2020, respectively. For further discussion regarding customer concentration, please see Note 16, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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
Backlog
Our backlog at June 26, 2022 was approximately $2.2 billion, compared with a backlog of approximately $763.9 million at June 27, 2021. Because of changes in a number of factors, including manufacturing lead times and customer order patterns, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. Significant amounts of our backlog relate to agreements that extend past one year.
Our June 26, 2022 backlog contained $20.0 million of research contracts signed with the U.S. Government, all of which were appropriated as of the last day of fiscal 2022. Our June 27, 2021 backlog contained $12.6 million of research contracts signed with the U.S. Government, all of which were appropriated as of the last day of fiscal 2021. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts.

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
For raw materials used in semiconductor production, the global semiconductor shortage has put pressure on the ability to obtain some raw materials. We have focused on forecasting demand further out in time in order to secure raw materials that may have extended lead times and we have been working with suppliers to develop purchase agreements that provide supply over extended time periods.
We are starting to experience higher prices on our raw materials as a result of inflation pressures, including base price increases and price surcharges. Additionally, we have continued to experience impacts with logistics, including increased freight costs and lower shipping capacities. We are closely following logistical impacts as they happen and are working closely with suppliers to prepare shipping arrangements in advance of departure dates to ensure we secure logistics slots.
We have and may continue to experience isolated issues with our suppliers related to the COVID-19 pandemic. These issues usually relate to extensions of lead times or impacts due to work force restrictions imposed at a regional level. When these occur, we closely monitor deliveries with suppliers to help us have the opportunity to decrease or eliminate any future delays.
We have been successful in managing through these issues and we believe our operations are currently not materially impacted by our ability to source raw materials, components and equipment used in manufacturing our products.
Competition
Silicon Carbide and GaN Materials
We have continued to maintain a well-established leadership position in the sale of Silicon Carbide wafer and Silicon Carbide and GaN epitaxy products. As market adoption of the technology grows with rapidly expanding power and RF device designs, we have experienced increased competition from companies such as II-VI Advanced Materials/Coherent, Inc., SiCrystal GmbH, IQE plc and Showa Denko K.K. We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.

Power Devices
Our Silicon Carbide power devices compete with Silicon Carbide power semiconductor solutions offered by Infineon Technologies AG, ON Semiconductor Corporation, Rohm Co. Ltd., and ST Microelectronics, as well as an increasing number of smaller competitors. Our Silicon Carbide products also compete with silicon semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
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
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 26, 2022, we owned or were the exclusive licensee of 675 issued U.S. patents and approximately 1,340 foreign patents with various expiration dates extending up to 2046, with certain patents expiring in the near term. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license to our customers use of our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our trademarks.
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
We endorse and adhere to Environment, Health and Safety (EHS) standards for all our sites. It is our EHS goal to design and develop products safely, that realize energy efficiency, minimize environmental impacts, and have sustainable life cycles. In this manner, we are striving to continuously improve our EHS performance and reduce the overall impacts of our manufacturing processes. To further ensure that we can implement such standards, we are dedicated to:
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
Our EHS management systems in our manufacturing facilities in Durham and Research Triangle Park, North Carolina and Morgan Hill, California are certified to ISO 14001:2015 for environmental management. The benefits of implementing environmental and safety management systems include improved risk management, cost savings, meeting external stakeholder expectations, ensuring compliance with environmental and occupational safety laws, and decreasing our environmental footprint through discovering new possibilities for energy, water and waste usage reductions.
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
Human Capital
Employees
As of June 26, 2022, we employed 4,017 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.
Employee Retention and Development
We believe that our future success largely depends upon our continued ability to identify, attract, motivate and retain qualified personnel. Core to our ability to attract and retain talent is our high-performance culture, which is based on our three central values of (1) integrity and respect, (2) ownership and accountability, and (3) ingenuity and passion. We are committed to creating and sustaining a culture where all employees are engaged and can contribute to their full potential. We aim to provide our employees with competitive compensation, as well as opportunities for equity ownership and developmental programs that enable continued learning and growth. We endeavor to utilize recruiting practices that yield qualified and dedicated employees who are driven to achieve our vision.
We are committed to offering an environment in which employees are ensured equal job opportunities and have a chance for advancement. We also have initiatives in place to reduce our global employee turnover rates, which are monitored and reviewed quarterly. Our goal is to ensure employees can find development and career growth without having to leave Wolfspeed.
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

In response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, customers and suppliers. In line with guidance from the World Health Organization, Center for Disease Control, local health authorities and other governmental authorities, we have implemented numerous preventative hygiene and safety measures at our facilities, and moved to a fully remote work model for employees who were able to perform their job duties from an off-campus location. As the pandemic continues, the health and well-being of our workforce remains a top priority while we work to ensure productivity for those employees working from home. Recently, some employees have returned to working in the office, however, we also offer a 'work where it works' arrangement that allows certain employees to continue to have the option of working remotely part-time or full-time.
Diversity and Inclusion
We believe diversity, equity, and inclusion drives better business results and makes all of us better employees and people. We are striving to build an environment where inclusivity is real and active, rather than theoretical and static. We celebrate our employees’ differences and authenticity, and understand that diverse ideas, perspectives, thinking styles, and backgrounds produce higher quality decisions, enabling us to solve problems other companies consider to be impossible. Our efforts to foster a diverse and inclusive workplace include Employee Resources Groups, a Diversity, Equity and Inclusion leadership team that partners with our Human Resources department and various scholarship programs in our surrounding communities. We believe these initiatives help contribute to the development of future leaders, increased employee engagement and expanded market reach.
Available Information
Our website address is www.wolfspeed.com and our investor relations website is located at https://investor.wolfspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after these are electronically filed with, or furnished to, the SEC. The contents of our website, including our investor relations website, is not incorporated by reference into this filing or any other report we file with or furnish to the SEC. We have no duty to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Risk categories:
–Risks related to our global operations, including global macroeconomic and market risks
–Risks related to the effects of COVID-19 and other potential future public health crises, pandemics or similar events
–Risks related to sales, product development and manufacturing
–Risks associated with our strategic transactions
–Risks associated with cybersecurity, intellectual property and litigation
–Risks related to legal, regulatory, accounting, tax and compliance matters
–General risk factors
Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, and possible trade tariffs and trade restrictions.
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, which has been heightened by the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
Recent global economic slowdowns could continue and potentially result in certain economies dipping into economic recessions, including in the United States. Additionally, increased inflation around the world, including in the United States, applies pressure to our costs. Continued economic slowdowns or recessions and inflationary pressures could have a negative impact on our business, including decreased demand, increased costs, and other challenges. Government actions to address economic slowdowns and increased inflation, including increased interest rates, also could result in negative impacts to our growth.
General trade tensions between the United States and China have been escalating, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from U.S. and European countries. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflict between Russia and Ukraine continues for a prolonged period of time, or if other countries, including the U.S., become involved in the conflict, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
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
For example, the United States has imposed significant tariffs on Chinese-made goods, which the Biden administration has previously indicated will largely remain in place. The tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the Biden administration and Democratic control of Congress, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. For example, President Biden has proposed, among other changes to the tax code, an increase in the U.S. corporate income tax rate from 21% to 28% and an increase of the U.S. tax rate on foreign income from 10% to 21%. In addition, the U.S. Treasury Department supports the adoption of a global minimum corporate tax rate of at least 15%, which is under consideration in the U.S. Congress following approval by the leaders of the G-20 in October 2021. The plan, if enacted by the U.S. and other nations, could result in a higher effective tax rate than is currently enacted. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
Risks related to the effects of COVID-19 and other potential future public health crises, pandemics or similar events.
We may be subject to volatility and uncertainty in customer demand, supply chains, worldwide economies and financial markets resulting from the COVID-19 pandemic or other outbreak of infectious disease or similar public health threat.
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
The COVID-19 pandemic has significantly increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The COVID-19 pandemic initially caused an economic slowdown, and the continued spread of COVID-19 and its variants could contribute to or exacerbate a global economic slowdown or recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations.
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
The duration of the business disruption and related financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials, manage input costs, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19, its variants or an outbreak of any other infectious disease, such as monkeypox, will further impact our operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants, the efficacy and effectiveness of vaccines, and the actions to contain the virus or treat its impact, among others.
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
•access capital markets to fund our growth initiatives, including our ongoing capacity expansions;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In the fourth quarter of fiscal 2022, we opened a new Silicon Carbide device fabrication facility in Marcy, New York to complement the materials factory expansion underway at our United States campus headquarters in Durham, North Carolina. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:
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
•our ability to convert customer design-ins to sales of significant volume, and, if customer design-in activity does result in such sales, when such sales will ultimately occur and what the amount of such sales will be;
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. Currently, we are focusing on increasing production capacity. If we are not able to increase our production capacity at our targeted rate, if there are unforeseen costs associated with increasing our capacity levels, or if we are unable to obtain advanced semiconductor manufacturing equipment in a timely manner, we may not be able to achieve our financial targets. We may be unable to build or qualify new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling. Significant or prolonged shortages or delivery delays of our products to our customers could delay their manufacturing and negatively impact our relationships with these customers.
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
With the opening of our new Silicon Carbide device fabrication facility in Marcy, New York, we may experience increased pressure on margins during the period when production begins but before the facility is at full utilization. Additionally, our large upfront investment in the facility to increase capacity does not guarantee we will need the capacity and we may experience lower than expected capacity once the facility is in production, which could result in further margin pressures.
In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter revenue and operating results.
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
We receive a significant amount of our revenue from a limited number of customers and distributors, two of which individually represented more than 10% of our consolidated revenue in fiscal 2022. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on customer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), our corporate name change from "Cree, Inc." to "Wolfspeed, Inc.," a failure to maintain the quality of our products (whether perceived or real), the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
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
We have experienced product quality, performance or reliability problems from time to time and defects or failures may occur in the future. If failures or defects occur, they could result in significant losses or product recalls. A significant product recall could also result in adverse publicity, damage to our reputation and a loss of customer confidence in our products. We also may be the target of product liability lawsuits against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard.
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
We sell a portion of our products to distributors, including a distributor that represented more than 10% of our revenue in fiscal 2022. We rely on distributors to develop and expand their customer base as well as to anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance. Similarly, we have the ability to add, consolidate, or remove distributors.
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
We continue to expand into new markets and new market segments. Many of our existing customers who purchase our Silicon Carbide substrate materials develop and manufacture devices, die and components using those wafers that are offered in the same power and RF markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our substrate materials. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
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
•any required payments of indemnification obligations under the LED Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants; and
•the ability of SMART to pay the unsecured promissory note issued to us as the earnout payment.

As a result of these risks, we may be unable to realize the anticipated benefits of the transaction, including the total amount of cash we expect to receive. Our failure to realize the anticipated benefits of the transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue additional strategic transactions.
We are subject to risks associated with the sale of our former Lighting Products business unit, and these risks could adversely impact our financial condition.
On May 13, 2019, we closed the sale of our former Lighting Products business unit to IDEAL Industries, Inc. (IDEAL). We are subject to risks associated with this transaction, including risks associated with any required payments of indemnification obligations under the Purchase Agreement with IDEAL for retained liabilities and breaches of representations, warranties or covenants.
As a result, we may be unable to realize the anticipated benefits of the transaction. Our failure to realize the anticipated benefits of the transaction would adversely impact our financial condition and could limit our ability to pursue additional strategic transactions.
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
Goodwill and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a significant decline in our stock price and market capitalization and slower growth rates in our industry. For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized or integrated may impact the demand for our products. For example, efforts to change, eliminate or reduce industry or regulatory standards could negatively impact our business. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet evolving government and/or industry requirements could impact competitive dynamics in the market.
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
•the ongoing restructuring of our existing legal entities, including the restructuring of our Luxembourg holding company;
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition, such as the change in estimated useful lives of certain assets applied in the first quarter of fiscal 2022.
Likewise, our results may be impacted due to changes in the accounting standards to be applied, such as the changes in convertible debt recognition requirements.
Regulations related to conflict-free minerals may force us to incur additional expenses.
Rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act impose annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. We may face challenges with government regulators, our customers and our suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Our most recent disclosure regarding our due diligence was filed on May 31, 2022 for calendar year 2021.
General risk factors
Catastrophic events and disaster recovery may disrupt business continuity.
A disruption or failure of our systems or operations in the event of a natural disaster or severe weather event, including, but not limited to, earthquakes, wildfires, droughts, flooding, tornadoes, hurricanes or tsunamis, health pandemic, such as an influenza outbreak within our workforce, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event were to occur at our primary manufacturing locations or our subcontractors' locations. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers, which could cause delays in new orders, delays in completing sales or even order cancellations.
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

Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on Nasdaq (until October 1, 2021) and the NYSE (on and after October 4, 2021) ranged from a low of $58.67 to a high of $141.87 during the twelve months ended June 26, 2022. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Additionally, actions taken by the option counterparties in the capped call transactions entered into in connection with our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes) may affect our stock price, including the potential modifications of their hedge positions by entering into or unwinding various derivatives with respect to our common stock.
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
As of June 26, 2022, our indebtedness consisted of $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes and collectively with the 2028 Notes, the Outstanding Notes) and $750.0 million aggregate principal amount of the 2028 Notes and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Outstanding Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our line of credit requires us to maintain compliance with an asset coverage ratio. In addition, our line of credit contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The Indentures governing the Outstanding Notes require us to repurchase the Outstanding Notes upon certain fundamental changes relating to our common stock, and also prohibit our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indentures. The restrictions imposed by our line of credit and by the Indentures governing the Outstanding Notes could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
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
The capped call transactions may not prevent dilution of our common stock upon conversion of the 2028 Notes.
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
Our products are also produced at our owned manufacturing facility located in Research Triangle Park (RTP), North Carolina, and at leased facilities in Morgan Hill, California and Fayetteville, Arkansas. Our RTP facility sits on 55 acres of owned land.
In addition, we recently opened a new Silicon Carbide device fabrication facility on 55 acres of leased land in Marcy, New York, to expand capacity for our Silicon Carbide device business.
Some of our products are also produced at contract manufacturing facilities throughout Asia. We maintain captive lines at some of our contract manufacturers.
We also maintain sales and support offices in leased office premises in North America, Asia, and Europe.
Details on our significant owned and leased facilities as of June 26, 2022 are as follows:

Location	Principal Use	Approximate square footage
Owned Facilities
Durham, North Carolina	Administrative, Production and R&D	995,000
Marcy, New York	Production	557,000
Research Triangle Park, North Carolina	Production	189,000

Leased Facilities
Morgan Hill, California	Production	84,000
Fayetteville, Arkansas	R&D/Production	33,000

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
Our common stock is traded on the New York Stock Exchange under the trading symbol WOLF. There were 239 holders of record of our common stock as of August 17, 2022. Holders of record are defined as those shareholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
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
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index, the Nasdaq Electronic Components Index, and the Philadelphia Semiconductor Index, assuming an investment of $100.00 on June 25, 2017 and the reinvestment of dividends. The Philadelphia Semiconductor Index has replaced the Nasdaq Electronic Components Index in this analysis as data from the Nasdaq Electronic Components Index is no longer accessible. The use of the Philadelphia Semiconductor Index is aligned with Wolfspeed's transition to a more focused semiconductor company. Data from the Nasdaq Electronic Components Index has been included through June 27, 2021.

$400
$350
$300
$250
$200
$150
$100
$50
$0
6/25/2017
6/24/2018
6/30/2019
6/28/2020
6/27/2021
6/26/2022
Wolfspeed, Inc.
Nasdaq Composite Index
Nasdaq Electronic Components Index
Philadelphia Semiconductor Index

	6/25/2017	6/24/2018	6/30/2019	6/28/2020	6/27/2021	6/26/2022
Wolfspeed, Inc.	$100.00	$188.01	$221.62	$227.77	$388.92	$281.66
Nasdaq Composite Index	100.00	124.09	130.59	160.79	238.37	194.02
Nasdaq Electronic Components Index	100.00	141.67	141.92	174.03	261.89	—
Philadelphia Semiconductor Index	100.00	128.11	139.31	186.85	319.39	271.29

Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2022.
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
Item 6. Reserved

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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•COVID-19 Pandemic. The global health crisis caused by COVID-19 and its resurgences has impacted and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19 continue to emerge. While vaccines have proven effective in preventing serious illnesses and hospitalizations, there is no assurance that such vaccines will remain effective against new variants or that the protection conferred by existing vaccines will not wane over time. Since its beginning in the early months of 2020, the COVID-19 pandemic has affected us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' and contract manufacturers' ability to fulfill our orders on a timely basis, and the overall impact of the aforementioned items that could cause output challenges and increased costs. The full extent to which the COVID-19 pandemic may impact our results of operations or liquidity remains uncertain. Our operations have experienced, and likely will continue to experience, supply, labor, demand and output challenges. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor industry, and the economies in which we operate.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the adoption of Silicon Carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, inflationary impacts, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. Lately, we have seen demand increase across all our product lines, which we believe reflects the value that the industry places on a transition to Silicon Carbide materials and devices. Particularly, we have seen significantly higher demand for our power products as the world has continued to focus on and adopt higher efficiency energy solutions, including electrical vehicle (EV) and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet increased demand.
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, we expect the supply situation for these items to remain tight for at least the next few quarters. In addition, the ongoing military conflict between Russia and Ukraine may further exacerbate supply constraints. The current high demand for our products has also led to supply constraints for our customers. We are working closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers, to the extent possible, although we expect that constraints may continue to limit our shipments in the near term.
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
Fiscal 2022 Overview
The following is a summary of our financial results for the year ended June 26, 2022:
•Our year-over-year revenue increased by $220.6 million to $746.2 million.
•Gross margin increased to 33.4% from 31.3%. Gross profit increased to $249.3 million from $164.6 million.
•Operating loss from continuing operations was $247.8 million in fiscal 2022 compared to $313.9 million in fiscal 2021. As discussed further below, operating loss from continuing operations for fiscal 2021 includes a $73.9 million expense related to the modification of our long-range plan regarding a building site in Durham, North Carolina.
•Diluted loss per share from continuing operations was $2.46 in fiscal 2022 compared to $3.04 in fiscal 2021.
•Combined cash, cash equivalents and short-term investments increased to $1,198.8 million at June 26, 2022 from $1,154.6 million at June 27, 2021.
•Convertible notes, net was $1,021.6 million at June 26, 2022 and $823.9 million at June 27, 2021.
•Net cash used in operating activities of continuing operations was $154.2 million in fiscal 2022 compared to net cash used in operating activities of continuing operations of $112.5 million in fiscal 2021.
•Purchases of property and equipment, net were $505.9 million (net of $139.0 million in reimbursements) in fiscal 2022 compared to $559.8 million (net of $10.7 million in reimbursements) in fiscal 2021.
•Design-ins were $6.4 billion in fiscal 2022 compared to $2.9 billion in fiscal 2021.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our new state-of-the-art, automated 200mm Silicon Carbide device fabrication facility in Marcy, New York, which started running qualification lots in the fourth quarter of fiscal 2022, and an expansion of our materials factory at our U.S campus headquarters in Durham, North Carolina, both of which will increase our production capacity. In fiscal 2022, we incurred $70.0 million of start-up and pre-production costs related to the ramping of production at the Marcy, New York facility. In fiscal 2023, we expect approximately $100 million of start-up and underutilization costs primarily related to ramping of production at the Marcy, New York facility.
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

We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth, including the completion and build out of our new facility in New York and additional production capacity in North Carolina. Even so, the short-term impacts from COVID-19 to our financial position, results of operations and cash flows remain uncertain.
We continue to closely monitor the ongoing military conflict between Russia and Ukraine to evaluate our potential exposure to this conflict. We do not have significant credit, supplier or customer concentrations in Russia, Belarus or Ukraine at this time. As a result, we do not currently expect any material impacts to our consolidated financial statements. However, we believe the full impact of the conflict remains uncertain and we continue to assess if ongoing developments, such as further sanctions or other increased involvement from countries where we operate and do business, may cause future material impacts to our consolidated financial statements.
Change in Estimate
As a result of the LED Business Divestiture and our continued investment in 200mm technology, we evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, we increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022, and resulted in a decrease in depreciation expense of $33.3 million for the fiscal year ended June 26, 2022. Approximately $10.4 million of the decrease in year-to-date depreciation expense resulted in a net reduction of inventory as of June 26, 2022 and the remaining $22.9 million resulted in an improvement in both loss before income taxes and net loss, of which $19.6 million related to an improvement in gross profit. This change in estimate resulted in an improvement in year-to-date basic and diluted loss per share of $0.19 per share.
Design-ins
Design-ins are customer commitments to purchase our product and are one of the factors we use to forecast long-term demand and future revenue. To meet the qualification of a design-in, the customer provides us with documentation (e.g., a letter of intent, statement of work or developmental contract) that can include details such as the expected delivery timeline, estimated price, necessary capacity and required support. A design-in, even with a formal commitment, does not always convert to future revenue for a variety of reasons, including, but not limited to, the customer delaying or abandoning the project, capacity constraints, timeline challenges, and/or technology changes. Therefore management uses the design-in amount as a guide to forecast future demand but it should not be taken as an absolute indicator of future revenue.

Results of Operations
Selected consolidated statement of operations data for the years ended June 26, 2022, June 27, 2021 and June 28, 2020 is as follows:

	Fiscal Years Ended
	June 26, 2022		June 27, 2021		June 28, 2020
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$746.2	100.0%	$525.6	100.0%	$470.7	100.0%
Cost of revenue, net	496.9	66.6%	361.0	68.7%	312.2	66.3%
Gross profit	249.3	33.4%	164.6	31.3%	158.5	33.7%
Research and development	196.4	26.3%	177.8	33.8%	152.0	32.3%
Sales, general and administrative	203.5	27.3%	181.6	34.6%	181.7	38.6%
Amortization or impairment of acquisition-related intangibles	13.6	1.8%	14.5	2.8%	14.5	3.1%
Abandonment of long-lived assets	—	—%	73.9	14.1%	—	—%
(Gain) loss on disposal or impairment of other assets	(0.3)	—%	1.6	0.3%	1.5	0.3%
Other operating expense	83.9	11.2%	29.1	5.5%	32.9	7.0%
Operating loss	(247.8)	(33.2)%	(313.9)	(59.7)%	(224.1)	(47.6)%
Non-operating expense (income), net	38.3	5.1%	26.3	5.0%	(18.5)	(3.9)%
Loss before income taxes	(286.1)	(38.3)%	(340.2)	(64.7)%	(205.6)	(43.7)%
Income tax expense (benefit)	9.0	1.2%	1.1	0.2%	(8.0)	(1.7)%
Net loss from continuing operations	(295.1)	(39.5)%	(341.3)	(64.9)%	(197.6)	(42.0)%
Net income (loss) from discontinued operations	94.2	12.6%	(181.2)	(34.5)%	7.0	1.5%
Net loss	(200.9)	(26.9)%	(522.5)	(99.4)%	(190.6)	(40.5)%
Net income attributable to noncontrolling interest	—	—%	1.4	0.3%	1.1	0.2%
Net loss attributable to controlling interest	($200.9)	(26.9)%	($523.9)	(99.7)%	($191.7)	(40.7)%

Basic and diluted loss per share
Continuing operations	($2.46)		($3.04)		($1.83)
Net loss attributable to controlling interest	($1.67)		($4.66)		($1.78)

Revenue
Revenue was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Revenue	$746.2	$525.6	$470.7	$220.6	42%	$54.9	12%
The increase in revenue for fiscal 2022 compared to fiscal 2021 was primarily due to increased demand across all of our product lines, as well as increased production capacity for our power and materials product lines to meet the strong demand during the period.
The increase in revenue for fiscal 2021 compared to fiscal 2020 was primarily due to increases in demand for power and RF devices and increases in production capacity for our power devices.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Gross profit	$249.3	$164.6	$158.5	$84.7	51%	$6.1	4%
Gross margin	33%	31%	34%
The increase in gross profit for fiscal 2022 compared to fiscal 2021 was primarily due to increased revenues in the current period and lower manufacturing costs, including the impact of increasing the expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets. The increase in gross margin for fiscal 2022 compared to fiscal 2021 was primarily due to the same factors as the increase to gross profit, partly offset by product mix.
The increase in gross profit for fiscal 2021 compared to fiscal 2020 was primarily due to increased revenues in the current period. The decrease in gross margin for fiscal 2021 compared to fiscal 2020 was primarily due to an unfavorable product mix shift and higher factory costs as we continued to bring on additional capacity.
Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development costs also include developing supporting technologies for expansion of our new Silicon Carbide device fabrication facility in Marcy, New York.
Research and development expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Research and development	$196.4	$177.8	$152.0	$18.6	10%	$25.8	17%
Percent of revenue	26%	34%	32%
The increases in research and development expenses were primarily due to our continued investment in our Silicon Carbide and GaN technologies, including the development of existing Silicon Carbide materials and fabrication technology for next generation platforms and expansion of our power and RF product portfolio.
Our research and development expenses vary significantly from year to year based on a number of factors, including the timing of new product introductions and the number and nature of our ongoing research and development activities.

Sales, General and Administrative
Sales, general and administrative expenses are comprised primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and consist of salaries and related compensation costs; consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs); marketing and advertising expenses; facilities and insurance costs; and travel and other costs.
Sales, general and administrative expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Sales, general and administrative	$203.5	$181.6	$181.7	$21.9	12%	($0.1)	—%
Percent of revenue	27%	35%	39%
The increase in sales, general and administrative expenses in fiscal 2022 compared to fiscal 2021 was primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as increased consulting, legal and travel costs, partially offset by a decrease in costs related to transition services incurred in the first half of fiscal 2021 in connection with the sale of our former Lighting Products business unit.
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
Amortization of intangible assets related to our acquisitions was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Customer relationships	$6.1	$6.1	$6.1	$—	—%	$—	—%
Developed technology	5.4	5.4	5.4	—	—%	—	—%
Non-compete agreements	2.1	3.0	3.0	(0.9)	(30)%	—	—%
Total	$13.6	$14.5	$14.5	($0.9)	(6)%	$—	—%
Amortization of acquisition-related intangible assets decreased in fiscal 2022 compared to fiscal 2021 due to an intangible asset relating to non-compete agreements reaching the end of its useful life during fiscal 2022. No other significant acquisition-related intangible activity or impairments occurred in the periods reported.
Abandonment of Long-Lived Assets
In the fourth quarter of fiscal 2021, we modified our long-range plan regarding a portion of our Durham, North Carolina campus originally intended for expanding our LED production capacity that we had considered using to expand the manufacturing footprint for our Silicon Carbide materials product line. After we complete our current ongoing Silicon Carbide materials production capacity expansion in Durham, we plan on further expansion of our Silicon Carbide materials production capacity outside of the Durham campus. As a result, we decided we will no longer complete the construction of certain buildings on the Durham campus. Accordingly, an expense of $73.9 million was recorded based upon an updated valuation of the property in connection with the preparation of our financial statements for the fiscal year ended June 27, 2021.

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
(Gain) loss on disposal or impairment of other assets were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
(Gain) loss on disposal or impairment of other assets	($0.3)	$1.6	$1.5	($1.9)	(119)%	$0.1	7%
(Gain) loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents. Additionally, the gain on disposal or impairment of other assets for the fiscal year ended June 26, 2022 includes a $0.7 million net gain related to consideration received from the early payment of the unsecured promissory note issued by SGH at the closing of the LED Business Divestiture (the Purchase Price Note), as discussed in Note 3, "Discontinued Operations," in our consolidated financial statements included in Item 8 of this Annual Report.
Other Operating Expense
Other operating expense was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Factory optimization restructuring	$6.1	$7.6	$8.5	($1.5)	(20)%	($0.9)	(11)%
Severance and other restructuring	1.2	3.4	0.6	(2.2)	(65)%	2.8	467%
Total restructuring costs	7.3	11.0	9.1	(3.7)	(34)%	1.9	21%
Project, transformation and transaction costs	6.6	7.3	12.2	(0.7)	(10)%	(4.9)	(40)%
Factory start-up costs	70.0	8.0	9.5	62.0	775%	(1.5)	(16)%
Non-restructuring related executive severance	—	2.8	2.1	(2.8)	(100)%	0.7	33%
Other operating expense	$83.9	$29.1	$32.9	$54.8	188%	($3.8)	(12)%
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
Factory start-up costs are start-up costs incurred as part of our factory optimization efforts to expand our production footprint to support expected growth. Our factory optimization efforts began in fiscal 2019 and ended in fiscal 2022. Additionally, we began incurring start-up costs related to the opening of a new Silicon Carbide device fabrication facility in Marcy, New York in the third quarter of fiscal 2022.
The increase in other operating expense in fiscal 2022 compared to fiscal 2021 was primarily due to increased factory start-up costs as we continued our expansion of a new Silicon Carbide device fabrication facility in Marcy, New York, partially offset by a decrease in total restructuring costs and non-restructuring related executive severance.
The decrease in other operating expense in fiscal 2021 compared to fiscal 2020 was primarily due to decreased project, transformation and transaction costs, partially offset by a slight increase in total restructuring costs.

Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Gain on sale of investments, net	($0.3)	($0.4)	($1.5)	$0.1	(25)%	$1.1	73%
Gain on equity investment	—	(8.3)	(14.2)	8.3	100%	5.9	42%
Loss (gain) on debt extinguishment	24.8	—	(11.0)	24.8	100%	11.0	100%
Gain on arbitration proceedings	—	—	(7.9)	—	—%	7.9	100%
Interest income	(11.8)	(10.1)	(16.3)	(1.7)	(17)%	6.2	38%
Interest expense	25.1	45.4	34.9	(20.3)	(45)%	10.5	30%
Other, net	0.5	(0.3)	(2.5)	0.8	267%	2.2	88%
Non-operating expense (income), net	$38.3	$26.3	($18.5)	$12.0	46%	$44.8	242%
Gain on equity investment. The gain on equity investment for fiscal 2021 and 2020 relates to changes in fair value of our previously held ENNOSTAR Inc. (ENNOSTAR) investment. In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR. We no longer hold any equity interest in ENNOSTAR.
Loss (gain) on debt extinguishment. In the second quarter of fiscal 2022, all of our then-outstanding 2023 Notes were converted into shares of our common stock, which resulted in a loss on extinguishment of $24.8 million. Additionally, in the fourth quarter of fiscal 2020, we recognized a gain on partial debt extinguishment as a result of spending $144.3 million to repurchase $150.2 million of the principal amount held on our previously held 2023 Notes. See Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain on arbitration proceedings. The gain on arbitration proceedings primarily relates to an award from an arbitration proceeding in the third quarter of fiscal 2020 with a former vendor in which we were awarded damages for defective inventory. Additionally, a small legal settlement was paid in the fourth quarter of fiscal 2020.
Interest income. The increase in interest income in fiscal 2022 compared to fiscal 2021 was primarily due to interest income received on our previously held note receivable from SGH in connection with the LED Business Divestiture, partially offset by decreased investment returns from our short-term investment securities. The decrease in interest income in fiscal 2021 compared to fiscal 2020 was primarily due to significant reductions in investment returns on our short-term investment securities.
Interest expense. The decrease in interest expense in fiscal 2022 compared to fiscal 2021 was primarily due to capitalizing interest on the 2026 Notes in connection with the building of our new Silicon Carbide device fabrication facility in New York, which we began capitalizing in the fourth quarter of fiscal 2021. The decrease in interest expense resulting from the extinguishment of the 2023 Notes in the second quarter of fiscal 2022 was mostly offset by an increase in interest expense from the sale of the 2028 Notes in the third quarter of fiscal 2022. The increase in interest expense in fiscal 2021 compared to fiscal 2020 was primarily due to the addition of the 2026 Notes on April 21, 2020, partially offset by a partial extinguishment of our then-outstanding 2023 Notes.
Other, net. Other, net, primarily includes (i) foreign currency (gain) loss, net resulting from remeasurement adjustments from our international subsidiaries, (ii) net losses on the Wafer Supply Agreement entered into in fiscal 2021, pursuant to which we supply CreeLED with certain Silicon Carbide materials and fabrication services for up to four years, and (iii) a loss related to receiving an early payment for the Purchase Price Note. See Note 2, "Discontinued Operations," in our consolidated financial statements included in Item 8 of this Annual Report for additional information on the Wafer Supply Agreement and the loss on early payment of the Purchase Price Note.

Income Tax Expense (Benefit)
Income tax expense (benefit) and our effective tax rate was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022		2020 to 2021
Income tax expense (benefit)	$9.0	$1.1	($8.0)	7.9	718%	9.1	114%
Effective tax rate	(3)%	—%	4%
The change in the effective tax rate from 0% in fiscal 2021 to (3)% in fiscal 2022 was primarily due to $7.3 million of income tax expense recognized in the second quarter of fiscal 2022 related to the restructuring of our Luxembourg holding company. This restructuring is discussed further in Note 14, "Income Taxes," to our consolidated financial statements included in Item 8 of this Annual Report.
The change in the effective tax rate from 4% in fiscal 2020 to 0% in fiscal 2021 was primarily due to the increased tax benefit recorded in fiscal 2020 related to net operating loss provisions of the Coronavirus Aid, Relief, and Economic Security Act.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets, (ii) income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.
Net Loss from Discontinued Operations
As discussed above, we have classified the results of our former LED Products segment as discontinued operations in our consolidated statements of operations for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the LED Business upon classification as discontinued operations in October 2020.
We recorded net income from discontinued operations of $94.2 million, net loss from discontinued operations of $181.2 million and net income from discontinued operations of $7.0 million in fiscal 2022, 2021 and 2020, respectively.
Net income from discontinued operations in fiscal 2022 relates to the receipt of an unsecured promissory note from CreeLED as additional consideration to satisfy the earnout obligations pursuant to the Asset Purchase Agreement (the LED Purchase Agreement), dated October 18, 2020, as amended. The additional consideration was based upon the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing.
Net loss from discontinued operations in fiscal 2021 includes a $112.6 million goodwill impairment, a $19.5 million impairment to assets held for sale associated with the LED Business Divestiture and a $29.1 million loss on sale. Additionally, total costs to sell of $27.4 million were recognized throughout fiscal 2021 and fiscal 2020 and are included in net (loss) income from discontinued operations for those periods.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment, as well as outlays for research and development, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities and, as described further below, availability under our line of credit.
Based on past performance and current expectations, we believe our current working capital, availability under our line of credit and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. With the strength of our working capital position, we believe that we have the ability to continue to invest in expansion of our production capacity, further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties.

Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	Change
Cash and cash equivalents	$449.5	$379.0	$70.5
Short-term investments	749.3	775.6	(26.3)
Total cash, cash equivalents and short-term investments	$1,198.8	$1,154.6	$44.2
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by trade accounts payable.
In the third quarter of fiscal 2021, we implemented an at-the-market program (the ATM program) in which we sold 4,222,511 shares of our common stock at a weighted average price of $118.41 per share for total gross proceeds of approximately $500.0 million and net proceeds of approximately $489.1 million, after $10.0 million in commissions to the managers of the program and $0.9 million in other offering costs.
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
In the third quarter of fiscal 2022, we issued and sold a total of $750.0 million aggregate principal amount of the 2028 Notes, as discussed in Note 10, “Long-term Debt,” in our consolidated financial statements included in Item 8 of this Annual Report. The total net proceeds of the 2028 Notes was $732.3 million, of which we used $108.2 million to fund the cost of entering into capped call transactions, which are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2028 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the converted 2028 Notes, as the case may be, upon conversion of the 2028 Notes. We expect to use the remainder of the net proceeds for general corporate purposes. In addition, during the third quarter of 2022, we received an early payment for the Purchase Price Note resulting in receipt of the principal amount of $125.0 million along with outstanding accrued and unpaid interest as of the payment date.
We have a $125 million line of credit as discussed in Note 10, “Long-term Debt,” in our consolidated financial statements included in Item 8 of this Annual Report, all of which was available for borrowing as of June 26, 2022. The purpose of this credit facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs. On January 25, 2022, we entered into an amendment to the credit agreement governing the line of credit that extends the maturity date by three years to January 9, 2026 and adopted secured overnight financing rate (SOFR) interest rates as the benchmark interest rate under the credit agreement.
As of June 26, 2022, we had unrealized losses on our short-term investments of $23.0 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 26, 2022 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or volatile market conditions related to the conflict in Ukraine and the ongoing COVID-19 pandemic. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of June 26, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 26, 2022.
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we have continued to make such evaluations. For example, in March 2021 we completed the LED Business Divestiture, which provided us with (i) $50 million in cash, subject to customary adjustments, (ii) a $125 million unsecured promissory note due in August 2023 (which amount plus accrued and unpaid interest was prepaid during the third quarter of 2022), and (iii) an earn-out payment of $101.8 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing, which is payable in the form of an unsecured promissory note due March 2025. We may also access capital markets through the issuance of debt or equity, which we may use in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities or general corporate purposes.

Expected Uses of Liquidity
For fiscal 2023, we target approximately $550 million of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. We are exploring additional expansion options and will update targeted net capital investment if and when those capacity expansion options are announced. This target is highly dependent on the timing and overall progress on our new Silicon Carbide fabrication facility in New York and is net of approximately $275 million of expected reimbursements from the State of New York Urban Development Corporation under the GDA during the fiscal year.
We recently opened our new Silicon Carbide device fabrication facility in Marcy, New York, to expand capacity for production of our Silicon Carbide devices. We expect to invest approximately $2.0 billion, an increase from our previously expected $1.0 billion, in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed over time by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). The increase is primarily due to capacity expansions now planned at the site as a result of increased projected demand. As of June 26, 2022, we have spent approximately $750 million and received approximately $150 million in reimbursements. Given our current cash position, we believe we are positioned to adequately fund the remaining construction of the facility.
In addition to ordinary operating expenses, our estimated future obligations consist of leases, debt, and interest on long-term debt. For a description of contractual obligations, including lease and debt obligations, see Note 5, "Leases," Note 10, "Long-term Debt," and Note 15, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report.
Cash Flows
In summary, our cash flows were as follows (in millions of U.S. Dollars):

	Fiscal Years Ended			Year-Over-Year Change
	June 26, 2022	June 27, 2021	June 28, 2020	2021 to 2022	2020 to 2021
Cash used in operating activities	($154.2)	($125.5)	($29.0)	($28.7)	($96.5)
Cash used in investing activities	(391.0)	(448.6)	(486.9)	57.6	38.3
Cash provided by financing activities	615.9	504.1	464.3	111.8	39.8
Effect of foreign exchange changes	(0.2)	0.2	(0.1)	(0.4)	0.3
Net increase (decrease) in cash and cash equivalents	$70.5	($69.8)	($51.7)	$140.3	($18.1)
Cash Flows from Operating Activities
Net cash used in operating activities increased in fiscal 2022 compared to fiscal 2021 primarily due to decreased working capital as a result of inventory growth and increased receivables as a result of revenue growth.
Net cash used in operating activities increased in fiscal 2021 compared to fiscal 2020 primarily due to an increase in net loss during the period and decreased cash provided by operating activities of discontinued operations, as well as slightly decreased working capital.
Total cash flows from operating activities in fiscal 2021 and 2020 includes ($13.0) million and $62.6 million of cash (used in) provided by operating activities of discontinued operations.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.

The decrease in net cash used in investing activities in fiscal 2022 compared to fiscal 2021 was primarily due to a $128.3 million increase in property and equipment related reimbursements from the State of New York Urban Development Corporation under a Grant Disbursement Agreement (the GDA) and a $81.3 million net increase in proceeds from the LED Business Divestiture. These increases in proceeds from investing activities were partially offset by a $74.4 million increase in purchases of property and equipment and a $12.5 million decrease in net proceeds from short-term investments. Additionally, we received $66.4 million in net proceeds from the liquidation of our ENNOSTAR equity investment in fiscal 2021.
The decrease in net cash used in investing activities in fiscal 2021 compared to fiscal 2020 was primarily due to an increase in net proceeds from short-term investments of $247.8 million, net proceeds from the sale of the LED Business of $43.7 million, net proceeds from the liquidation of our ENNOSTAR equity investment of $66.4 million and $10.7 million of property related reimbursements under the GDA, partially offset by an increase in property and equipment purchases of $340.6 million.
For more details on the GDA, see Note 15, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report.
Total cash used in investing activities in fiscal 2021 and 2020 includes $0.3 million and $12.4 million, respectively, of cash used in investing activities of discontinued operations.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2022 primarily consisted of $732.3 million in net proceeds from issuing the 2028 Notes and $22.4 million of proceeds from the issuance of common stock, partially offset by $108.2 million in cash paid for the capped call transactions and $29.1 million in tax withholdings on vested equity awards.
Net cash provided by financing activities in fiscal 2021 primarily consisted of net proceeds of $503.5 million from issuances of common stock in connection with the ATM program in the third quarter of fiscal 2021 and issuances of common stock pursuant to the exercise of employee stock options.
Net cash provided by financing activities in fiscal 2020 primarily consisted of proceeds of $575.0 million from the issuance of the 2026 Notes and net proceeds of $59.5 million from issuances of common stock pursuant to the exercise of employee stock options, partially offset by payments on long-term debt of $145.1 million, the payment of $13.6 million in debt issuance costs from the issuance of the 2026 Notes and incentive-related refundable escrow deposits of $11.5 million relating to the construction of our new Silicon Carbide fabrication facility in New York.
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 26, 2022 and June 27, 2021. Actual results may differ materially.
Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 26, 2022 and June 27, 2021, our cash equivalents and short-term investments had a fair value of $993.6 million and $979.8 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $9.9 million at June 26, 2022 and $9.8 million at June 27, 2021.
Additionally, as part of the completed LED Business Divestiture, we hold a $101.8 million unsecured promissory note due in March 2025, which was received as an earnout payment. The promissory note bears interest at the London Interbank Offered Rate (LIBOR) plus 3%. A hypothetical increase in interest rates by 100 basis points would result in an immaterial impact to interest income as of June 26, 2022.
As of June 26, 2022, we maintain a secured revolving line of credit under which we can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026. As of June 26, 2022 and June 27, 2021, no balances were outstanding under the line of credit.

Currency Rate and Price Risk
All of our operations have a functional currency of the U.S. Dollar. However, we operate internationally and have transactions denominated in foreign currencies, and therefore we are exposed to currency exchange rate risks. Fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 26, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(b) of SEC Regulation S-K.
Critical Accounting Estimates
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
Our significant accounting policies and a description of recent accounting pronouncements are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Annual Report. We believe that the following are our most critical accounting estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting estimates and the related disclosures with the Audit Committee of our Board of Directors.
Revenue Recognition
For the year ended June 26, 2022, approximately a third of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
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
Deferred Tax Asset Valuation Allowances
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, “Income Taxes” (ASC 740), we evaluate all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a deferred tax asset is more likely than not to be realized. In assessing the adequacy of a recognized valuation allowance, we consider all available positive and negative evidence to estimate if sufficient future taxable income of the right character will be generated to utilize the existing deferred tax assets by jurisdiction. This consideration includes a variety of factors such as historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such determination is made. If we decrease a valuation allowance, our income tax expense decreases in the period such a determination is made.
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

A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have established an unrecognized benefit or are required to pay amounts in excess of what we have recognized, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash, existing deferred tax assets, and/or result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
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
Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in our financial statements. For restricted stock and stock unit awards, grant date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term. As of June 26, 2022, we have $82.3 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.85 years.
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

Goodwill
We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by FASB ASC 350, “Intangibles - Goodwill and Other,” may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. We have determined that we operate as one operating and reportable segment.
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

To the Board of Directors and Shareholders of Wolfspeed, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wolfspeed, Inc. and its subsidiaries (the “Company”) as of June 26, 2022 and June 27, 2021, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended June 26, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 26, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 26, 2022 and June 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 26, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on July 1, 2019.

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

Reserves for distributor programs - Ship and debit

As described in Note 2 to the consolidated financial statements, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within the Company’s standard commercial terms. Certain distributors may be provided customer pricing arrangements under the Company’s “ship and debit” program. Distributor sales account for approximately a third of total net revenue of $746.2 million for the year ended June 26, 2022 and the associated reserves for ship and debit program to distributors make up a portion of the accrued contract liabilities account balance of $35.9 million. Under the Company’s ship and debit program, subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling the particular part to that customer. If the Company approves an allowance and the distributor resells the product to the target customer, the Company credits the distributor according to the allowance the Company approved. The credits associated with this program are applied against the reserve the Company establishes upon initial shipment of product to the distributor. Upon shipment, management uses significant judgment in establishing reserves for ship and debit, which includes developing assumptions related to changes in selling prices.

The principal considerations for our determination that performing procedures relating to ship and debit reserves for distributor programs is a critical audit matter are the significant judgment by management in estimating the reserves for ship and debit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s assumption related to changes in selling prices.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of ship and debit reserve. These procedures also included, among others, (1) testing management’s process for determining the estimate for ship and debit reserve, (2) evaluating the appropriateness of management’s methodology to calculate the ship and debit reserve, (3) evaluating the reasonableness of management’s significant assumption related to changes in selling prices, which included the evaluation of management’s ability to estimate the changes in selling prices in comparison to historical selling prices, (4) testing the completeness and accuracy of data inputs to the ship and debit reserve calculation, and (5) evaluating the reasonableness of management’s prior period estimates for ship and debit reserve to actual credits granted during the current period by performing a retrospective comparison subsequent to year-end.

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 22, 2022

We have served as the Company’s auditor since 2013.

WOLFSPEED, INC.
CONSOLIDATED BALANCE SHEETS

	June 26, 2022	June 27, 2021
in millions of U.S. Dollars, except share data in thousands
Assets
Current assets:
Cash and cash equivalents	$449.5	$379.0
Short-term investments	749.3	775.6
Total cash, cash equivalents and short-term investments	1,198.8	1,154.6
Accounts receivable, net	150.2	95.9
Inventories	227.0	166.6
Income taxes receivable	1.3	6.4
Prepaid expenses	32.1	25.7
Other current assets	151.4	27.9
Current assets held for sale	1.6	1.6
Total current assets	1,762.4	1,478.7
Property and equipment, net	1,481.1	1,292.3
Goodwill	359.2	359.2
Intangible assets, net	125.4	140.5
Long-term receivables	104.7	138.4
Deferred tax assets	1.0	1.0
Other assets	83.7	35.5
Long-term assets of discontinued operations	—	1.2
Total assets	$3,917.5	$3,446.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$307.7	$381.1
Accrued contract liabilities	37.0	22.9
Income taxes payable	11.6	0.4
Finance lease liabilities	0.5	5.2
Other current liabilities	31.7	38.6
Current liabilities of discontinued operations	—	0.6
Total current liabilities	388.5	448.8
Long-term liabilities:
Convertible notes, net	1,021.6	823.9
Deferred tax liabilities	3.2	2.5
Finance lease liabilities - long-term	9.6	10.0
Other long-term liabilities	55.3	44.5
Long-term liabilities of discontinued operations	—	0.6
Total long-term liabilities	1,089.7	881.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 26, 2022 and June 27, 2021; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 26, 2022 and June 27, 2021; 123,795 and 115,691 shares issued and outstanding at June 26, 2022 and June 27, 2021, respectively	0.2	0.1
Additional paid-in-capital	4,228.4	3,676.8
Accumulated other comprehensive (loss) income	(25.3)	2.7
Accumulated deficit	(1,764.0)	(1,563.1)
Total shareholders’ equity	2,439.3	2,116.5
Total liabilities and shareholders’ equity	$3,917.5	$3,446.8
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 26, 2022	June 27, 2021	June 28, 2020
in millions of U.S. Dollars, except share data
Revenue, net	$746.2	$525.6	$470.7
Cost of revenue, net	496.9	361.0	312.2
Gross profit	249.3	164.6	158.5
Operating expenses:
Research and development	196.4	177.8	152.0
Sales, general and administrative	203.5	181.6	181.7
Amortization or impairment of acquisition-related intangibles	13.6	14.5	14.5
Abandonment of long-lived assets	—	73.9	—
(Gain) loss on disposal or impairment of other assets	(0.3)	1.6	1.5
Other operating expense	83.9	29.1	32.9
Operating loss	(247.8)	(313.9)	(224.1)
Non-operating expense (income), net	38.3	26.3	(18.5)
Loss before income taxes	(286.1)	(340.2)	(205.6)
Income tax expense (benefit)	9.0	1.1	(8.0)
Net loss from continuing operations	(295.1)	(341.3)	(197.6)
Net income (loss) from discontinued operations	94.2	(181.2)	7.0
Net loss	(200.9)	(522.5)	(190.6)
Net income from discontinued operations attributable to noncontrolling interest	—	1.4	1.1
Net loss attributable to controlling interest	($200.9)	($523.9)	($191.7)

Basic and diluted loss per share
Continuing operations	($2.46)	($3.04)	($1.83)
Net loss attributable to controlling interest	($1.67)	($4.66)	($1.78)

Weighted average shares - basic and diluted (in thousands)	120,120	112,346	107,935
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 26, 2022	June 27, 2021	June 28, 2020
in millions of U.S. Dollars
Net loss	($200.9)	($522.5)	($190.6)
Other comprehensive income (loss):
Reclassification of currency translation gain to loss on sale of discontinued operations	—	(9.5)	—
Net unrealized (loss) gain on available-for-sale securities	(28.0)	(3.8)	6.5
Comprehensive loss	(228.9)	(535.8)	(184.1)
Net income from discontinued operations attributable to noncontrolling interest	—	1.4	1.1
Comprehensive loss attributable to controlling interest	($228.9)	($537.2)	($185.2)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
in millions of U.S. Dollars	June 26, 2022	June 27, 2021	June 28, 2020
Operating activities:
Net loss	($200.9)	($522.5)	($190.6)
Net income (loss) from discontinued operations	94.2	(181.2)	7.0
Net loss from continuing operations	(295.1)	(341.3)	(197.6)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization	129.8	120.9	97.1
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	20.1	32.8	26.2
Loss (gain) on extinguishment of debt	24.8	—	(11.0)
Stock-based compensation	60.9	53.2	47.2
Abandonment of long-lived assets	—	73.9	—
Loss on disposal or impairment of long-lived assets	1.0	5.0	4.5
Amortization of premium/discount on investments	6.1	6.9	1.7
Realized gain on sale of investments	(0.3)	(0.4)	(1.5)
Gain on equity investment	—	(8.3)	(14.2)
Foreign exchange gain on equity investment	—	(2.2)	(2.2)
Deferred income taxes	0.7	0.9	(0.5)
Changes in operating assets and liabilities:
Accounts receivable, net	(54.3)	(23.5)	(3.2)
Inventories	(68.8)	(44.6)	(8.5)
Prepaid expenses and other assets	(0.4)	(20.0)	(3.0)
Accounts payable, trade	29.2	21.7	(7.2)
Accrued salaries and wages and other liabilities	(10.5)	15.3	(24.9)
Accrued contract liabilities	2.6	(2.8)	5.5
Net cash used in operating activities of continuing operations	(154.2)	(112.5)	(91.6)
Net cash (used in) provided by operating activities of discontinued operations	—	(13.0)	62.6
Cash used in operating activities	(154.2)	(125.5)	(29.0)
Investing activities:
Purchases of property and equipment	(644.9)	(570.5)	(229.9)
Purchases of patent and licensing rights	(5.7)	(5.9)	(4.4)
Proceeds from sale of property and equipment, including insurance proceeds	3.1	2.3	2.6
Purchases of short-term investments	(475.0)	(475.0)	(821.4)
Proceeds from maturities of short-term investments	242.3	428.3	460.6
Proceeds from sale of short-term investments	225.2	51.7	118.0
Reimbursement of property and equipment purchases from long-term incentive agreement	139.0	10.7	—
Proceeds from sale of business, net, including receipt of note receivable	125.0	43.7	—
Proceeds from sale of long-term investment	—	66.4	—
Net cash used in investing activities of continuing operations	(391.0)	(448.3)	(474.5)
Net cash used in investing activities of discontinued operations	—	(0.3)	(12.4)
Cash used in investing activities	(391.0)	(448.6)	(486.9)
Financing activities:
Proceeds from long-term debt borrowings	20.0	30.0	—
Payments on long-term debt borrowings, including finance lease obligations	(20.5)	(30.4)	(145.1)
Proceeds from issuance of common stock	22.4	539.7	76.4
Tax withholding on vested equity awards	(29.1)	(36.2)	(16.9)
Proceeds from convertible notes	750.0	—	575.0
Payments of debt issuance costs	(17.7)	—	(13.6)
Cash paid for capped call transactions	(108.2)	—	—
Incentive-related escrow refunds/(deposits)	—	1.5	(11.5)
Commitment fees on long-term incentive agreement	(1.0)	(0.5)	—
Cash provided by financing activities	615.9	504.1	464.3
Effects of foreign exchange changes on cash and cash equivalents	(0.2)	0.2	(0.1)
Net change in cash and cash equivalents	70.5	(69.8)	(51.7)
Cash and cash equivalents, beginning of period	379.0	448.8	500.5
Cash and cash equivalents, end of period	$449.5	$379.0	$448.8
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Equity
	Number of Shares	Par Value
Share data in thousands, U.S. Dollar information in millions
Balance at June 30, 2019	106,570	$0.1	$2,874.1	($847.5)	$9.5	$2,036.2	$5.0	$2,041.2
Net (loss) income	—	—	—	(191.7)	—	(191.7)	1.1	(190.6)
Unrealized gain on available-for-sale securities	—	—	—	—	6.5	6.5	—	6.5
Comprehensive (loss) income						(185.2)	1.1	(184.1)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)	—	(16.9)
Stock-based compensation	—	—	54.9	—	—	54.9	—	54.9
Exercise of stock options and issuance of shares	2,660	—	76.4	—	—	76.4	—	76.4
Issuance of convertible notes due May 1, 2026	—	—	145.4	—	—	145.4	—	145.4
Partial extinguishment of convertible notes due September 1, 2023	—	—	(27.7)	—	—	(27.7)	—	(27.7)
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net (loss) income	—	—	—	(523.9)	—	(523.9)	1.4	(522.5)
Reclassification of currency translation gain to loss on sale of discontinued operations	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Comprehensive (loss) income						(537.2)	1.4	(535.8)
Tax withholding on vested equity awards	—	—	(36.2)	—	—	(36.2)	—	(36.2)
Stock-based compensation	—	—	67.1	—	—	67.1	—	67.1
Exercise of stock options and issuance of shares	2,238	—	50.6	—	—	50.6	—	50.6
Issuance of shares under the at-the-market offering program, net of issuance costs	4,223	—	489.1	—	—	489.1	—	489.1
Reclassification of noncontrolling interest to loss on sale of discontinued operations	—	—	—	—	—	—	(7.5)	(7.5)
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5	$—	$2,116.5
Net loss	—	—	—	(200.9)	—	(200.9)	—	(200.9)
Unrealized loss on available-for-sale securities	—	—	—	—	(28.0)	(28.0)	—	(28.0)
Comprehensive loss						(228.9)	—	(228.9)
Tax withholding on vested equity awards	—	—	(29.1)	—	—	(29.1)	—	(29.1)
Stock-based compensation	—	—	62.8	—		62.8	—	62.8
Exercise of stock options and issuance of shares	978	—	22.4	—	—	22.4	—	22.4
Issuance of shares related to the extinguishment of convertible notes due September 1, 2023	7,126	0.1	416.1	—	—	416.2	—	416.2
Issuance of convertible notes due February 15, 2028	—	—	187.6	—	—	187.6	—	187.6
Capped call transactions related to the issuance of convertible notes due February 15, 2028	—	—	(108.2)	—	—	(108.2)	—	(108.2)
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3	$—	$2,439.3
The accompanying notes are an integral part of the consolidated financial statements.

WOLFSPEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business
Overview
Wolfspeed, Inc. (the Company), formerly known as Cree, Inc., is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. The Company’s product families include Silicon Carbide and GaN materials, power devices and RF devices targeted for various applications such as electric vehicles, fast charging, 5G, renewable energy and storage, and aerospace and defense.
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
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2022, 2021 and 2020 fiscal years were 52-week fiscal years. The Company's 2023 fiscal year will be a 52-week fiscal year. The next 53-week fiscal year will be for the Company's 2024 fiscal year.
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
Certain accounting matters that generally require consideration of forecasted financial information were assessed regarding impacts from the COVID-19 pandemic as of June 26, 2022 and through the date of this Annual Report using reasonably available information as of those dates. The accounting matters assessed included, but were not limited to, allowance for doubtful accounts, the carrying value of goodwill and other long-lived tangible and intangible assets, the potential impact to earnings of unrealized losses on investments and valuation allowances for deferred tax assets. While the assessments resulted in no material impacts to the consolidated financial statements as of June 26, 2022 and June 27, 2021 and for the years ended June 26, 2022, June 27, 2021 and June 28, 2020, the Company believes the full impact of the pandemic remains uncertain and will continue to assess if ongoing developments related to the pandemic may cause future material impacts to its consolidated financial statements.
Change in Estimate
As a result of the LED Business Divestiture and the Company's continued investment in 200mm technology, the Company evaluated the useful lives applied to certain machinery and equipment assets by considering industry standards and reviewing the assets' historical and estimated future use. In the first quarter of fiscal 2022, the Company increased the expected useful lives of these assets by two to five years to more closely reflect the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2022 and resulted in a decrease in depreciation expense of $33.3 million for the fiscal year ended June 26, 2022. Approximately $10.4 million of the decrease in year-to-date depreciation expense resulted in a net reduction of inventory as of June 26, 2022 and the remaining $22.9 million resulted in an improvement in both loss before income taxes and net loss, of which $19.6 million related to an improvement in gross profit. This change in estimate resulted in an improvement in year-to-date basic and diluted loss per share of $0.19 per share.
Segment Information
The Company operates as a single reporting segment. Accordingly, the Chief Operating Decision Maker (CODM) allocates resources and assesses performance on a consolidated basis. The Company's identified CODM is the Chief Executive Officer.

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
•Available-for-Sale – Debt securities not classified as either held-to-maturity or trading securities, which are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity. However, as explained further below, the Company evaluates each individual security in an unrealized loss position for expected credit losses and if it is evaluated as having an expected credit loss, unrealized losses of that security are included in earnings.
The Company reassesses the appropriateness of the classification (i.e., held-to-maturity, trading or available-for-sale) of its investments at the end of each reporting period.
Upon adoption of ASU 2016-13, available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. The Company evaluates whether the unrealized loss is due to market factors or changes in the investment holdings' credit rating. An expected credit loss will be recorded when an investment in an unrealized loss position is determined to have lost value from a decreased credit rating. The Company does not record an allowance for credit losses on receivables related to accrued interest. For the fiscal years ended June 26, 2022 and June 27, 2021, no allowance for credit losses was recorded.
Before the adoption of ASU 2016-13, the Company evaluated investments that experienced a decline below its original cost to determine whether the decline is other-than-temporary. Among other things, the Company considered the duration and extent of the decline and the economic factors that influenced the capital markets. For the fiscal year ended June 28, 2020, the Company had no other-than-temporary declines below the cost basis of its investments.
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
Fair Value of Financial Instruments
The Company performs recurring fair value measurements for its cash equivalents and short-term investments, as discussed further in Note 8, "Fair Value of Financial Instruments." In addition, cash, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 26, 2022 and June 27, 2021 due to the short-term nature of these instruments.
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
Finite-Lived Intangible Assets
U.S. GAAP requires that intangible assets, other than goodwill and indefinite-lived intangibles, must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from seven to 15 years.
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
Contingent Liabilities
The Company recognizes contingent liabilities when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. See Note 15, “Commitments and Contingencies,” for a discussion of loss contingencies in connection with pending and threatened litigation. The costs of defending legal claims against the Company are expensed as incurred.
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
Master supply or distributor agreements are in place with many of the Company's customers and contain terms and conditions including, but not limited to, payment, delivery, incentives and warranty. These agreements sometimes require minimum purchase commitments and/or involve potential penalties to the Company if a defined supply schedule is not met. If a master supply, distributor or other similar agreement is not in place with a customer, the Company considers a purchase order, which is governed by the Company’s standard terms and conditions, to be the contract governing the relationship with that customer.
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration to which the Company expects to be entitled to receive in exchange for products or services. Variable consideration is recognized as a reduction of net revenue with a corresponding reserve at the time of revenue recognition, and consists primarily of sales incentives, volume discounts, price concessions and return allowances. Variable consideration is estimated based on contractual terms, historical analysis of customer purchase volumes, or historical analysis using specific data for the type of consideration being assessed.
Some of the Company’s distributors are provided limited rights that allow them to return a portion of inventory (product exchange rights or stock rotation rights) and receive credits for changes in selling prices (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program or other targeted sales incentives. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. The Company believes that it can reasonably and reliably estimate the allowance for distributor credits at the time of sale. Accordingly, estimates for these rights are recognized at the time of sale as a contract liability and a reduction of product revenue.

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
The Company adopted FASB Accounting Standards Codification 842 "Leases" (ASC 842) on July 1, 2019 under the modified retrospective transition approach with the cumulative effect of application recognized at the effective date, without adjustment to prior comparative periods. The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard.
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
Accounting for Leases as a Lessor
In accordance with FASB ASC 842, "Leases," lease income is recognized on a straight-line basis over the lease term. Variable lease payments, if any, are recognized as income in the period received. The underlying asset in an operating lease is carried at depreciated cost and is included in property and equipment.
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $7.5 million, $5.1 million, and $3.8 million for the years ended June 26, 2022, June 27, 2021 and June 28, 2020, respectively.
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
Foreign Currency Translation
The Company does not have operations with a functional currency other than the U.S. Dollar and therefore no foreign currency translation adjustments are recognized in other comprehensive loss in the consolidated statements of comprehensive loss. The Company and its subsidiaries transact business in currencies other than the U.S. Dollar and as such, the Company experiences varying amounts of foreign currency exchange gains and losses.
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
Supplemental Cash Flow Information
Cash paid for interest was $13.1 million, $14.1 million, and $5.9 million for the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, respectively.
Cash paid for taxes, net of refunds received, was $4.4 million, $11.0 million and $3.6 million for the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, respectively.
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
Convertible Debt Instruments
In August 2020, FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard simplifies the accounting for convertible instruments by eliminating the cash conversion and the beneficial conversion accounting models. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The update requires an entity to use the if-converted method for all convertible instruments in the diluted earnings per share calculation. An entity may use either a modified or full retrospective approach for adoption.
The Company will adopt this standard on June 27, 2022, the first day of its 2023 fiscal year, under the modified retrospective approach. The adoption is expected to result in (i) a reduction of additional paid in capital by approximately $330 million for the recombination of the equity conversion component of the convertible notes outstanding, which was initially separated and recorded in equity, (ii) an increase in the cumulative convertible note carrying value of approximately $275 million as a result of removing previously recorded debt discounts, (iii) a decrease in property, plant and equipment for previously capitalized interest of approximately $25 million and (iv) a decrease to beginning accumulated deficit as of June 27, 2022 of approximately $30 million to recognize the cumulative gain on adoption. The Company does not expect to recognize a discrete tax impact related to the opening deferred tax balances as of June 27, 2022 due to a full U.S valuation allowance.
Government Assistance
In November 2021, FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This standard will require entities to provide annual disclosures regarding government assistance. More specifically, the amendments in the standard improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions; (2) the accounting for those transactions; and (3) the effect of those transactions on an entity's financial statements. An entity can apply the amendments prospectively or retrospectively. The Company will adopt this standard on June 27, 2022, as required.

Note 3 – Discontinued Operations
On March 1, 2021, the Company completed the LED Business Divestiture pursuant to the terms of the Asset Purchase Agreement (the LED Purchase Agreement), dated October 18, 2020, as amended. Pursuant to the LED Purchase Agreement, (i) the Company completed the sale to SMART of (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising the Company’s former LED Products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited (Cree Huizhou), a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of the Company, and (c) the Company’s ownership interest in Cree Venture LED., the Company’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) SMART assumed certain liabilities related to the LED Business. The Company retained certain assets used in and pre-closing liabilities associated with the former LED Products segment.
The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of a unsecured promissory note of SGH (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note had a maturity date of August 15, 2023, and as explained further below, was prepaid by SGH in full pursuant to its terms, along with outstanding accrued and unpaid interest as of the payment date, in the third quarter of fiscal 2022. The Earnout Note was issued in the fourth quarter of 2022 and will mature on March 27, 2025. The Earnout Note will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months. One bullet payment of principal and all accrued and unpaid interest will be payable on the maturity date of the Earnout Note. In fiscal 2021, the Company recognized a loss on sale of the LED Business of $29.1 million. The cost of selling the LED Business was $27.4 million, which was recognized throughout fiscal 2020 and 2021.
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
Because the Early Payment did not include additional consideration in exchange for the Trademark Transfer, the Company allocated consideration from the principal amount to the value of the trademarks transferred to SMART. The Company allocated $1.8 million of the Early Payment to the value of trademarks transferred to SMART, resulting in a gain recorded in (gain) loss on disposal or impairment of other assets in the consolidated statements of operations. The remaining unallocated portion of the Early Payment of $123.2 million was then applied to the note receivable balance of $124.4 million at the time of payment, resulting in a loss of $1.2 million recorded in non-operating expense, net on the consolidated statements of operations. The net impact to the consolidated statements of operations from the Early Payment was a loss of $0.5 million.
In the fourth quarter of fiscal 2022, the Company received the Earnout Note with a principal amount of $101.8 million. As a result, the Company recorded a net gain of $94.2 million within discontinued operations, net in the consolidated statements of operations for fiscal year ended June 26, 2022. The gain recorded is net of $3.9 million in taxes and $1.2 million in transaction fees. Additionally, the amount is less a previously recorded gain of $2.5 million, which was recorded in fiscal 2021 as part of the total loss on sale to account for the minimum amount of the Earnout Note.
In addition to the $94.2 million net gain from discontinued operations recognized in fiscal year ended June 26, 2022 as a result of receiving the Earnout Note, the following table presents the financial results of the LED Business as (loss) income from discontinued operations, net of income taxes in the Company's consolidated statements of operations for the fiscal years ended June 27, 2021 and June 28, 2020:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 27, 2021	June 28, 2020
Revenue, net	$272.8	$433.2
Cost of revenue, net	213.3	343.4
Gross profit	59.5	89.8
Operating expenses:
Research and development	22.3	32.2
Sales, general and administrative	29.4	29.7
Goodwill impairment	112.6	—
Impairment on assets held for sale	19.5	—
Gain on disposal or impairment of long-lived assets	(1.6)	(0.1)
Other operating expense	18.7	13.3
Operating (loss) income	(141.4)	14.7
Non-operating income	(0.3)	(0.5)
(Loss) income before income taxes and loss on sale	(141.1)	15.2
Loss on sale	29.1	—
(Loss) income before income taxes	(170.2)	15.2
Income tax expense	11.0	8.2
Net (loss) income	(181.2)	7.0
Net income attributable to noncontrolling interest	1.4	1.1
Net (loss) income attributable to controlling interest	($182.6)	$5.9
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
For the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, the Company recognized $3.9 million, $11.0 million and $8.2 million, respectively, of income tax expense related to discontinued operations, which primarily related to the foreign operations of the LED Business. Income tax expense related to discontinued operations for the fiscal year ended June 26, 2022 and June 27, 2021 includes $2.4 million and $4.1 million, respectively, of income tax expense related to the sale of the issued and outstanding equity interests of Cree Huizhou in the third quarter of fiscal 2021.
The income tax impact of the U.S. operations of the LED Business for all periods presented were offset with a valuation allowance as described in Note 14, "Income Taxes."
For the fiscal years ended June 26, 2022 and June 27, 2021, the Company recognized $3.6 million and $1.2 million in administrative fees related to the LED RELA, respectively, of which $0.3 million are included in accounts receivable, net in the consolidated balance sheets as of June 26, 2022. Fees related to the LED RELA were recorded as lease income. See Note 5, "Leases" below for additional information.
For the fiscal years ended June 26, 2022 and June 27, 2021, the Company recognized $9.2 million and $4.0 million in administrative fees related to the LED TSA, respectively, of which $0.6 million are included in accounts receivable, net in the consolidated balance sheets as of June 26, 2022. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, of which $6.4 million was outstanding as of June 26, 2022. The supply agreement liability is recognized in other current liabilities on the consolidated balance sheets.

The Company recognized a net loss of $0.8 million and $0.8 million in non-operating expense, net for the fiscal years ended June 26, 2022 and June 27, 2021, respectively, related to the Wafer Supply Agreement. A receivable of $2.7 million was included in other assets in the consolidated balance sheets as of June 26, 2022.
Note 4 – Revenue Recognition
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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $47.8 million and $45.2 million as of June 26, 2022 and June 27, 2021, respectively. The increase was primarily due to increased reserves on the Company's "ship and debit" program, partially offset by decreased customer deposits. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
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
For the fiscal years ended June 26, 2022 and June 27, 2021, the Company did not recognize any material revenue that was included in contract liabilities at the start of each respective fiscal year.
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	For the Years Ended
	June 26, 2022		June 27, 2021		June 28, 2020
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$260.4	34.9%	$188.9	35.9%	$171.4	36.4%
China	211.2	28.3%	100.1	19.0%	65.0	13.8%
United States	142.7	19.1%	117.3	22.3%	106.5	22.6%
Japan	30.5	4.1%	42.5	8.1%	52.1	11.1%
South Korea	22.4	3.0%	32.1	6.1%	47.7	10.1%
Other	79.0	10.6%	44.7	8.6%	28.0	6.0%
Total	$746.2		$525.6		$470.7

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
The Company's finance lease obligations primarily relate to contract manufacturing space in Malaysia and a 49-year ground lease on the Company's Silicon Carbide device fabrication facility in New York.
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	June 26, 2022	June 27, 2021
Right-of-use asset (1)	$48.5	$12.1

Current lease liability (2)	4.6	4.5
Non-current lease liability (3)	43.6	7.5
Total operating lease liabilities	48.2	12.0

Finance Leases:
Finance lease assets (4)	$10.3	$15.5

Current portion of finance lease liabilities	0.5	5.2
Finance lease liabilities, less current portion	9.6	10.0
Total finance lease liabilities	10.1	15.2
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
Statement of Operations
Operating lease expense was $8.1 million, $5.5 million and $5.4 million in fiscal 2022, 2021 and 2020, respectively.
Short-term lease expense was $0.8 million in fiscal 2022. In fiscal 2021 and 2020, short-term lease expense was immaterial.
Finance lease amortization was $1.2 million, $1.0 million and $0.7 million, and interest expense was $0.3 million, $0.3 million and $0.2 million, in fiscal 2022, 2021 and 2020, respectively.
Cash Flows
Cash flow information consisted of the following (1):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Cash used in operating activities:
Cash paid for operating leases	$8.1	$5.7	$5.5
Cash paid for interest portion of financing leases	0.3	0.3	0.1
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.5	0.4	0.8
(1) See Note 6, "Financial Statement Details," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of June 26, 2022 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 25, 2023	$5.5	$0.7	$6.2
June 30, 2024	7.3	0.7	8.0
June 29, 2025	7.9	0.7	8.6
June 28, 2026	7.8	0.7	8.5
June 27, 2027	6.8	0.4	7.2
Thereafter	53.8	14.2	68.0
Total lease payments	89.1	17.4	106.5
Future tenant improvement allowances	(19.0)	—	(19.0)
Imputed lease interest	(21.9)	(7.3)	(29.2)
Total lease liabilities	$48.2	$10.1	$58.3
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	134	562
Weighted average discount rate (2)	4.22%	2.68%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 51 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.33%.
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
The Company recognized lease income of $3.6 million and $1.2 million for the fiscal years ended June 26, 2022 and June 27, 2021, respectively. The Company did not recognize any variable lease income for the fiscal year ended June 28, 2020.
Total future minimum rental income relating to the LED RELA is $2.4 million, all of which is expected to occur in the fiscal year ending June 25, 2023.
Note 6 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Billed trade receivables	$148.0	$95.6
Unbilled contract receivables	2.7	0.6
Royalties	0.7	0.5
	151.4	96.7
Allowance for bad debts	(1.2)	(0.8)
Accounts receivable, net	$150.2	$95.9

Changes in the Company’s allowance for bad debts were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Balance at beginning of period	$0.8	$0.7	$0.2
Current period provision change	0.4	0.1	0.6
Write-offs, net of recoveries	—	—	(0.1)
Balance at end of period	$1.2	$0.8	$0.7
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Raw material	$60.2	$43.3
Work-in-progress	135.9	109.5
Finished goods	30.9	13.8
Inventories	$227.0	$166.6
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Reimbursement receivable on long-term incentive agreement	$132.5	$4.6
Accrued interest receivable	5.9	5.5
Receivable on the Wafer Supply Agreement	2.7	7.0
Inventory related to the Wafer Supply Agreement	3.9	3.9
Deferred product costs	2.5	1.8
Other	3.9	5.1
Other current assets	$151.4	$27.9
Property and Equipment, net
Property and equipment, net consisted of the following:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Machinery and equipment	$1,167.3	$988.6
Land and buildings	407.4	383.9
Computer hardware/software	61.9	51.5
Furniture and fixtures	8.0	8.0
Leasehold improvements and other	11.0	9.6
Vehicles	0.6	0.7
Finance lease assets	10.3	15.5
Construction in progress	802.3	767.8
Property and equipment, gross	2,468.8	2,225.6
Accumulated depreciation	(987.7)	(933.3)
Property and equipment, net	$1,481.1	$1,292.3
Depreciation of property and equipment totaled $100.4 million, $100.5 million and $76.7 million for the years ended June 26, 2022, June 27, 2021 and June 28, 2020, respectively.

During the years ended June 26, 2022, June 27, 2021 and June 28, 2020, the Company recognized approximately $1.0 million, $4.3 million and $3.3 million, respectively, as losses on disposals or impairments of property and equipment of which $1.3 million, $3.4 million and $3.0 million are related to the Company's factory optimization plan and are reflected in other operating expense for the years ended June 26, 2022, June 27, 2021 and June 28, 2020, respectively. The remaining amount of these charges are reflected in loss on disposal or impairment of other assets in the consolidated statements of operations.
In the fourth quarter of fiscal 2021, the Company modified its long-range plan regarding a portion of its Durham, North Carolina campus. As a result, the Company has decided it will no longer complete the construction of certain buildings on the Durham campus. The carrying value of the abandoned assets has been reduced to an estimated salvage value of approximately $20.0 million as of June 26, 2022 and June 27, 2021.
The majority of the Company's property and equipment, net is in the United States. As of June 26, 2022 and June 27, 2021, the Company held $58.6 million and $34.2 million of property and equipment, net outside of the United States, primarily related to assets held at contract manufacturing space in Malaysia.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Accounts payable, trade	$57.8	$44.2
Accrued salaries and wages	80.6	69.5
Accrued property and equipment	132.1	248.3
Accrued expenses	30.7	17.4
Other	6.5	1.7
Accounts payable and accrued expenses	$307.7	$381.1
Other Operating Expense
The following table summarizes the components of other operating expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Factory optimization restructuring	$6.1	$7.6	$8.5
Severance and other restructuring	1.2	3.4	0.6
Total restructuring costs	7.3	11.0	9.1
Project, transformation and transaction costs	6.6	7.3	12.2
Factory start-up costs	70.0	8.0	9.5
Non-restructuring related executive severance	—	2.8	2.1
Other operating expense	$83.9	$29.1	$32.9
See Note 18, "Restructuring" for more details on the Company's restructuring costs.

Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Gain on sale of investments, net	($0.3)	($0.4)	($1.5)
Gain on equity investment	—	(8.3)	(14.2)
Loss (gain) on debt extinguishment	24.8	—	(11.0)
Gain on arbitration proceedings	—	—	(7.9)
Interest income	(11.8)	(10.1)	(16.3)
Interest expense	25.1	45.4	34.9
Other, net	0.5	(0.3)	(2.5)
Non-operating expense (income), net	$38.3	$26.3	($18.5)
Accumulated Other Comprehensive (Loss) Income, net of taxes
Accumulated other comprehensive (loss) income, net of taxes, consisted of $25.3 million of net unrealized losses on available-for-sale securities and $2.7 million of net unrealized gains on available-for-sale securities as of June 26, 2022 and June 27, 2021, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Income
The Company reclassified a net gain of $0.3 million, $0.4 million and $1.5 million on available for sale securities out of accumulated other comprehensive income for the fiscal years ended June 26, 2022, June 27, 2021, and June 28, 2020, respectively. For the fiscal year ended June 28, 2020, an additional net gain of $0.5 million was reclassified to net (loss) income from discontinued operations on the consolidated statements of operations. There was no tax impact on any reclassifications due to a full valuation allowance on U.S. operations. Amounts were reclassified to non-operating expense (income), net on the consolidated statements of operations.
Additionally, in fiscal 2021, $9.5 million of currency translation gain related to the former LED Products segment was reclassified out of accumulated other comprehensive income and recognized in the consolidated statements of operations as part of the loss on sale of discontinued operations.
Statements of Cash Flows - non-cash activities

	Fiscal Years Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Lease asset and liability additions (1)	$39.0	$7.9	$28.3
Lease asset and liability modifications, net	8.6	1.7	4.8
Transfer of finance lease liability to accounts payable and accrued expenses (2)	—	4.2	—
Receivables for property, plant and equipment related insurance proceeds	—	1.9	—
Settlement of 2023 Notes in shares of common stock (3)	416.1	—	—
Decrease in property, plant and equipment from long-term incentive related receivables	119.0	16.4	—
Accrued property and equipment as of the fiscal year end date	132.1	248.3	79.4
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
(3) As discussed further in Note 10, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.

Note 7 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. All short-term investments are classified as available-for-sale. The Company did not have any long-term investments as of June 26, 2022 and June 27, 2021.
Short-term investments as of June 26, 2022 consist of the following:

	June 26, 2022
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	$166.5	$0.1	($4.4)	$162.2
Corporate bonds	465.8	—	(17.8)	448.0
U.S. agency securities	4.0	—	(0.1)	3.9
U.S. treasury securities	66.5	—	(0.7)	65.8
Variable rate demand notes	69.4	—	—	69.4
Total short-term investments	$772.2	$0.1	($23.0)	$749.3
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 26, 2022
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$150.0	($4.4)	$1.0	$—	$151.0	($4.4)
Corporate bonds	431.1	(17.4)	8.3	(0.4)	439.4	(17.8)
U.S. agency securities	3.9	(0.1)	—	—	3.9	(0.1)
U.S. treasury securities	65.8	(0.7)	—	—	65.8	(0.7)
Total	$650.8	($22.6)	$9.3	($0.4)	$660.1	($23.0)
Number of securities with an unrealized loss		346		5		351

Short-term investments as of June 27, 2021 consist of the following:

	June 27, 2021
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal bonds	139.4	1.9	—	141.3
Corporate bonds	456.5	3.3	(0.3)	459.5
U.S. agency securities	15.8	—	—	15.8
U.S. treasury securities	72.3	0.3	(0.1)	72.5
Certificates of deposit	16.5	—	—	16.5
Commercial paper	50.0	—	—	50.0
Variable rate demand notes	20.0	—	—	20.0
Total short-term investments	770.5	5.5	(0.4)	775.6
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
Additionally, the Company held cash equivalent securities in unrealized loss positions as of June 26, 2022 and June 27, 2021. As of June 26, 2022, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $69.0 million and an aggregate unrealized loss of less than $0.1 million. As of June 27, 2021, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $21.4 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of June 26, 2022 and June 27, 2021 have been in unrealized loss positions for less than 12 months.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $5.9 million and $5.5 million as of June 26, 2022 and June 27, 2021, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income for the years ended June 26, 2022 and June 27, 2021.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating expense (income), net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of June 26, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 26, 2022.

The contractual maturities of short-term investments at June 26, 2022 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Municipal bonds	$40.3	$121.9	$—	$—	$162.2
Corporate bonds	116.2	331.8	—	—	448.0
U.S. agency securities	2.0	1.9	—	—	3.9
U.S. treasury securities	34.4	31.4	—	—	65.8
Variable rate demand notes	—	—	14.7	54.7	69.4
Total short-term investments	$192.9	$487.0	$14.7	$54.7	$749.3

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of June 26, 2022, financial assets utilizing Level 1 inputs included U.S. treasury securities and money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, commercial paper and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 26, 2022. There were no transfers between Level 1 and Level 2 during the year ended June 26, 2022.

Financial instruments carried at fair value were as follows:

	June 26, 2022				June 27, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$115.9	$—	$—	$115.9	$96.9	$—	$—	$96.9
Municipal bonds	—	—	—	—	—	16.0	—	16.0
U.S. agency securities	—	—	—	—	—	6.0	—	6.0
U.S. treasury securities	69.0	—	—	69.0	—	—	—	—
Commercial paper	—	59.4	—	59.4	—	62.4	—	62.4
Variable rate demand notes	—	—	—	—	—	22.9	—	22.9
Total cash equivalents	184.9	59.4	—	244.3	96.9	107.3	—	204.2
Short-term investments:
Municipal bonds	—	162.2	—	162.2	—	141.3	—	141.3
Corporate bonds	—	448.0	—	448.0	—	459.5	—	459.5
U.S. agency securities	—	3.9	—	3.9	—	15.8	—	15.8
U.S. treasury securities	65.8	—	—	65.8	72.5	—	—	72.5
Certificates of deposit	—	—	—	—	—	16.5	—	16.5
Commercial paper	—	—	—	—	—	50.0	—	50.0
Variable rate demand notes	—	69.4	—	69.4	—	20.0	—	20.0
Total short-term investments	65.8	683.5	—	749.3	72.5	703.1	—	775.6
Total assets	$250.7	$742.9	$—	$993.6	$169.4	$810.4	$—	$979.8

Note 9 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the fiscal year ended June 26, 2022.
As of the first day of its fourth quarter of fiscal 2022, the Company performed a qualitative impairment test on the goodwill balance and concluded there was no impairment.

Intangible Assets
Intangible assets, net included the following:

	June 26, 2022			June 27, 2021
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$96.8	($31.2)	$65.6	$96.8	($25.1)	$71.7
Developed technology	68.0	(33.6)	34.4	68.0	(28.2)	39.8
Non-compete agreements	12.2	(12.2)	—	12.2	(10.1)	2.1
Acquisition related intangible assets	177.0	(77.0)	100.0	177.0	(63.4)	113.6
Patent and licensing rights	65.5	(40.1)	25.4	67.1	(40.2)	26.9
Total intangible assets	242.5	(117.1)	125.4	244.1	(103.6)	140.5
Total amortization of acquisition-related intangibles assets was $13.6 million, $14.5 million and $14.5 million and total amortization of patents and licensing rights was $5.4 million, $5.9 million and $5.9 million for the years ended June 26, 2022, June 27, 2021 and June 28, 2020, respectively.
The Company invested $5.7 million, $5.9 million and $4.4 million for the years ended June 26, 2022, June 27, 2021 and June 28, 2020, respectively, for patent and licensing rights. For the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, the Company recognized $1.8 million, $0.7 million and $1.2 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 25, 2023	$11.0	$4.5	$15.5
June 30, 2024	10.4	3.8	14.2
June 29, 2025	10.4	2.9	13.3
June 28, 2026	9.3	2.1	11.4
June 27, 2027	9.3	1.7	11.0
Thereafter	49.6	10.4	60.0
Total future amortization expense	$100.0	$25.4	$125.4

Note 10 – Long-term Debt
Revolving Line of Credit
As of June 26, 2022, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of June 26, 2022, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the fiscal year ended June 26, 2022, the average interest rate was 0.04%, related to a ten-day draw of $20.0 million on the line of credit in the first quarter of fiscal 2022. As of June 26, 2022, the unused line fee on available borrowings is 25 basis points.
On January 25, 2022, the Company entered into an amendment to the Credit Agreement that extended the maturity date by three years to January 9, 2026 and adopted secured overnight financing rate (SOFR) interest rates as the benchmark interest rate.

2023 Convertible Notes
On August 24, 2018, the Company sold $500.0 million aggregate principal amount of the 2023 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters. The total net proceeds from the 2023 Notes offering was approximately $562.1 million. As discussed further below, the Company repurchased approximately $150.2 million aggregate principal amount of the 2023 Notes using a portion of net proceeds from the sale of the 2026 Notes (as defined and explained below) in April 2020.
On December 8, 2021 (the Redemption Notice Date), the Company issued a notice (the Redemption Notice) to holders of the 2023 Notes calling all outstanding 2023 Notes for redemption. The Redemption Notice designated December 23, 2021 as the redemption date (the Redemption Date). On the Redemption Date, the Redemption Price (as defined below) would have become due and payable on each of the 2023 Notes to be redeemed, and interest thereon would cease to accrue. However, any 2023 Notes called for redemption would not be redeemed if such notes were converted before the Redemption Date. The Redemption Price for the 2023 Notes called for redemption was an amount in cash equal to the principal amount of such notes plus accrued and unpaid interest on such notes to, but excluding, the Redemption Date, which equated to a Redemption Price of $1,002.72222 per $1,000 principal amount of 2023 Notes (the Redemption Price).
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
The conversion rate will initially be 21.1346 shares of common stock per one thousand dollars in principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $47.32 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event, or who elects to convert any 2026 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2026 Notes prior to May 1, 2023. The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on a redemption date occurring on or after May 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their 2026 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Holders may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding November 3, 2025 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 3, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
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
The conversion rate will initially be 7.8602 shares of common stock per one thousand dollars in principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $127.22 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2028 Notes in connection with such a corporate event, or who elects to convert any 2028 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2028 Notes prior to February 18, 2025. The Company may redeem for cash all or any portion of the 2028 Notes, at its option, on a redemption date occurring on or after February 18, 2025 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their 2028 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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

Capped Call Transactions
On January 31, 2022, in connection with the pricing of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or affiliates thereof (the Capped Call Counterparties). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the Capped Call Transactions) with each of the Capped Call Counterparties. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the 2028 Notes. The Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of the 2028 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $212.04 per share, representing a premium of 125% over the last reported sale price per share of the Company's common stock on January 31, 2022, subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the 2028 Notes, and do not affect any holder’s rights under the 2028 Notes. Holders of the 2028 Notes do not have any rights with respect to the Capped Call Transactions.
Accounting for 2023 Notes, 2026 Notes and 2028 Notes (collectively, the Notes)
In accounting for the issuance of the 2023 Notes, 2026 Notes and 2028 Notes, the Company separated the Notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $110.6 million, $145.4 million and $187.6 million for the 2023, 2026 and 2028 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the Notes. Due to the partial extinguishment of the 2023 Notes in connection with the issuance of the 2026 Notes, the equity component of the 2023 Notes was reduced by $27.7 million in the fourth quarter of fiscal 2020.
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
The equity components of the 2026 and 2028 Notes are not remeasured as long as they continue to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount), along with related issuance fees, are amortized to interest expense over the term of the 2026 and 2028 Notes at an effective annual interest rate of 7.45% and 5.59%, respectively.
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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Principal	$1,325.0	$999.8
Unamortized discount and issuance costs	(303.4)	(175.9)
Net carrying amount	$1,021.6	$823.9

The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Discount related to value of conversion option	$341.1	$262.3
Partial extinguishment of 2023 Notes	—	(27.7)
Debt issuance costs	(8.1)	(6.3)
Net carrying amount	$333.0	$228.3
The interest expense, net recognized related to the Notes is as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Interest expense, net of capitalized interest	$2.6	$10.4	6.8
Amortization of discount and issuance costs, net of capitalized interest	20.1	32.8	26.2
Total interest expense, net	$22.7	$43.2	33.0
The Company capitalizes interest related to the Notes in connection with the building of its new Silicon Carbide device fabrication facility in New York. For the fiscal year ended June 26, 2022, the Company capitalized $9.9 million of interest expense and $23.2 million of amortization of discount and issuance costs. For the fiscal year ended June 27, 2021, the Company capitalized $3.3 million of interest expense and $7.3 million of amortization of discount and issuance costs. No interest was capitalized for the fiscal year ended June 28, 2020.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for the 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on June 30, 2022. As a result, the 2026 Notes are convertible at the option of the holders during the calendar quarter ended September 30, 2022.
As of June 26, 2022, the if-converted values of the 2026 Notes exceeded the principal amounts by $292.7 million.
The estimated fair value of the Notes is $1.5 billion, as determined by a Level 2 valuation as of June 26, 2022.
Note 11 – Shareholders’ Equity
At June 26, 2022, the Company had reserved a total of approximately 36.6 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	69
For vesting of outstanding stock units	1,894
For future equity awards under 2013 Long-Term Incentive Compensation Plan	5,009
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	44
For future issuance to employees under the 2020 Employee Stock Purchase Plan	5,531
For future issuance upon conversion of the 2026 Notes	16,102
For future issuance upon conversion of the 2028 Notes	7,958
Total common shares reserved	36,607

Note 12 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 26, 2022	June 27, 2021	June 28, 2020
Net loss from continuing operations	$(295.1)	$(341.3)	$(197.6)

Net income (loss) from discontinued operations	94.2	(181.2)	7.0
Net income from discontinued operations attributable to noncontrolling interest	—	1.4	1.1
Net income (loss) from discontinued operations attributable to controlling interest	94.2	(182.6)	5.9

Weighted average number of common shares - basic and diluted (in thousands)	120,120	112,346	107,935

(Loss) earnings per share - basic and diluted:
Continuing operations	$(2.46)	$(3.04)	$(1.83)
Discontinued operations attributable to controlling interest	$0.78	$(1.63)	$0.05
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, 2.5 million, 3.4 million and 5.4 million, respectively, of dilutive shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 10, “Long-term Debt.”
Note 13 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 26, 2022, there were 15.9 million shares authorized for issuance under the plan and 5.0 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
The Company’s stock-based awards can be either service-based or performance-based. Performance-based conditions may be tied to future financial and/or operating performance of the Company, external based market metrics or internal performance metrics.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 26, 2022, there were 6.0 million shares authorized for issuance under the ESPP, as amended, with 5.5 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount to the fair market value of common stock on the purchase date two times per year. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants may purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.

Stock Option Awards
The following table summarizes option activity as of June 26, 2022 and changes during the fiscal year then ended (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (in millions of U.S. Dollars)
Outstanding at June 27, 2021	142	$27.37
Granted	—	—
Exercised	(73)	29.46
Forfeited or expired	—	—
Outstanding at June 26, 2022	69	25.12	0.96	$3.2

Vested and expected to vest at June 26, 2022	69	25.12	0.96	$3.2
Exercisable at June 26, 2022	69	25.12	0.96	$3.2
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 24, 2022 (the last trading day of fiscal 2022) of $71.40 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 26, 2022. As of June 26, 2022, there was no unrecognized compensation cost related to nonvested stock options.
The following table summarizes information about stock options outstanding and exercisable at June 26, 2022 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $25.00	48	1.2	$24.32	48	$24.32
$25.01 to $35.00	21	0.5	26.92	21	26.92
Total	69			69
Total intrinsic value of options exercised for the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020 was $5.6 million, $30.8 million and $22.8 million, respectively.
Restricted Stock Units
A summary of nonvested restricted stock units (RSUs) outstanding as of June 26, 2022 and changes during the year then ended is as follows (shares in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 27, 2021	2,168	$57.38
Granted	710	96.96
Vested	(916)	49.12
Forfeited	(68)	72.63
Nonvested at June 26, 2022	1,894	$75.67
The aggregate fair value of awards vested in fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, based on the market price of the Company's common stock on the vesting date, was $82.9 million, $110.6 million and $49.8 million, respectively.

As of June 26, 2022, there was $82.3 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.85 years.
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Cost of revenue, net	$16.0	$14.4	$10.0
Research and development	9.9	8.7	8.0
Sales, general and administrative	35.0	30.1	30.8
Total stock-based compensation expense	$60.9	$53.2	$48.8
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
The range of assumptions used to value stock issued under the ESPP were as follows:

Fiscal Years Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Risk-free interest rate	0.03 - 2.10%	0.03 - 0.17%	0.12 - 2.67%
Expected life, in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	60.6 - 69.4%	52.4 - 82.6%	34.5 - 82.6%
Dividend yield	—	—	—

The range of assumptions used for issued performance units valued using the Monte Carlo model were as follows:

	Fiscal Years Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Risk-free interest rate	0.35%	0.11 - 1.66%	0.28 - 1.66%
Expected life, in years	3.0	3.0	3.0
Average volatility of peer companies	65.0%	48.9 - 60.5%	48.9 - 55.2%
Average correlation coefficient of peer companies	0.47	0.36 - 0.51	0.36 - 0.45
Dividend yield	—	—	—
There was only one grant for performance-based awards with market conditions for the fiscal year ended June 26, 2022 and therefore no range is shown.
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

Note 14 – Income Taxes
The following were the components of loss before income taxes:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Domestic	($289.1)	($348.7)	($210.3)
Foreign	3.0	8.5	4.7
Loss before income taxes	($286.1)	($340.2)	($205.6)
The following were the components of income tax expense (benefit):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Current:
Federal	$0.3	$0.1	($7.3)
Foreign	8.0	0.1	0.2
State	0.1	0.2	0.1
Total current	8.4	0.4	(7.0)
Deferred:
Federal	0.7	0.7	1.8
Foreign	(0.1)	—	(2.8)
State	—	—	—
Total deferred	0.6	0.7	(1.0)
Income tax expense (benefit)	$9.0	$1.1	($8.0)

Actual income tax expense (benefit) differed from the amount computed by applying each period's U.S. federal statutory tax rate to pre-tax earnings as a result of the following:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	% of Loss	June 27, 2021	% of Loss	June 28, 2020	% of Loss
Federal income tax provision at statutory rate	($60.1)	21%	($71.4)	21%	($43.2)	21%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(2.5)	1%	(1.9)	1%	(1.9)	1%
Tax exempt interest	(0.2)	—%	(0.1)	—%	(0.5)	—%
(Decrease) increase in tax reserve	(0.2)	—%	—	—%	(0.3)	—%
Research and development credits	(5.4)	2%	(4.3)	1%	(3.3)	2%
Foreign tax credit	(0.3)	—%	(0.4)	—%	(0.3)	—%
Increase (decrease) in valuation allowance	(51.6)	18%	75.0	(22)%	50.3	(25)%
Extinguishment of convertible notes	(4.5)	2%	—	—%	(6.0)	3%
Stock-based compensation	(3.3)	1%	(2.8)	1%	2.1	(1)%
Statutory rate differences	—	—%	1.1	—%	1.2	(1)%
Foreign earnings taxed in U.S.	6.8	(2)%	2.7	(1)%	0.3	—%
Other foreign adjustments	—	—%	(0.1)	—%	0.3	—%
Net operating loss carryback	—	—%	—	—%	(7.2)	4%
Provision to return adjustments	0.3	—%	(0.2)	—%	(1.3)	1%
Impact of rate changes	0.5	—%	2.7	(1)%	0.8	—%
Expiration of state credits	0.1	—%	0.7	—%	0.9	—%
Corporate restructuring adjustment	129.1	(45)%	—	—%	—	—%
Other	0.3	—%	0.1	—%	0.1	—%
Income tax expense (benefit)	$9.0	(3)%	$1.1	—%	($8.0)	4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021
Deferred tax assets:
Compensation	$11.8	$10.4
Inventories	22.5	13.6
Sales return reserve and allowance for bad debts	5.0	2.3
Federal and state net operating loss carryforwards	321.0	360.6
Federal credits	48.2	42.1
State credits	1.2	1.2
48C investment tax credits	35.7	36.6
Investments	5.3	0.3
Stock-based compensation	7.2	6.1
Deferred revenue	18.9	26.3
Lease liabilities	12.6	6.2
Other	4.7	4.5
Total gross deferred assets	494.1	510.2
Less valuation allowance	(339.2)	(414.4)
Deferred tax assets, net	154.9	95.8

Deferred tax liabilities:
Property and equipment	(75.1)	(36.9)
Intangible assets	(19.1)	(16.6)
Investments	—	(1.1)
Prepaid taxes and other	(0.6)	(0.7)
Foreign earnings recapture	(4.3)	—
Taxes on unremitted foreign earnings	(7.4)	(1.5)
Lease assets	(12.6)	(6.1)
Convertible notes	(38.0)	(34.4)
Total gross deferred liability	(157.1)	(97.3)
Deferred tax liability, net	($2.2)	($1.5)

The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Balance at June 26, 2022
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($3.2)
Foreign income taxes	1.0	—
Total	$1.0	($3.2)

	Balance at June 27, 2021
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($2.5)
Foreign income taxes	1.0	—
Total	$1.0	($2.5)
The Company weighs all available evidence, both positive and negative, to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets as of June 26, 2022. As of June 27, 2021, the U.S. valuation allowance was $292.6 million. For the fiscal year ended June 26, 2022, the Company increased the U.S. valuation allowance by $46.6 million primarily due to an increase in deferred tax assets related to the current year domestic loss and tax credits generated offset by the current year increase in the domestic deferred tax liability on property and equipment, net.
As of June 27, 2021, the Luxembourg valuation allowance was $121.8 million. As a result of the LED Business Divestiture and the liquidation of the Company’s common stock ownership interest in ENNOSTAR, the Company began reviewing its legal entity structure, including its Luxembourg holding company, during the fourth quarter of fiscal 2021. In the second quarter of fiscal 2022, the Company concluded its due diligence and commenced a plan to restructure its Luxembourg holding company, resulting in the recognition of $7.3 million of income tax expense. The $7.3 million of income tax expense represents the net effect of $129.1 million of income tax expense generated from taxable income as a result of the restructuring plan offset by a full release of the valuation allowance against the Company’s Luxembourg net operating loss deferred tax assets, which totaled $121.8 million. As of June 26, 2022, the Company does not have a valuation allowance against Luxembourg deferred tax assets.
As of June 26, 2022, the Company had approximately $2.4 million of foreign net operating loss carryovers, of which less than $0.1 million are offset by a valuation allowance. Of the Company's foreign net operating loss carryovers, $2.4 million have no carry forward limitation. As of June 26, 2022, the Company had approximately $1.5 billion of federal net operating loss carryovers and $313.4 million of state net operating loss carryovers which are fully offset by a valuation allowance. Additionally, the Company had $83.9 million of federal and $1.2 million of state income tax credit carryforwards which are fully offset by a valuation allowance. The federal and state net operating loss carryovers will begin to expire in fiscal 2038 and fiscal 2023, respectively. The federal and state income tax credit carryforwards will begin to expire in fiscal 2031 and fiscal 2023, respectively.
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
As of June 27, 2021, the Company’s liability for unrecognized tax benefits was $7.4 million. During the fiscal year ended June 26, 2022, the Company recognized a $0.2 million decrease to the liability for unrecognized tax benefits due to statute expiration. As a result, the total liability for unrecognized tax benefits as of June 26, 2022 was $7.2 million. If any portion of this $7.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 26, 2022	June 27, 2021	June 28, 2020
Balance at beginning of period	$7.4	$7.4	$8.2
Decrease related to current year change in law	—	—	—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Settlements with tax authorities	—	—	(0.1)
Expiration of statute of limitations for assessment of taxes	(0.2)	—	(0.7)
Balance at end of period	$7.2	$7.4	$7.4
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations totaled less than $0.1 million for the fiscal years ended June 26, 2022, June 27, 2021, and June 28, 2020. The Company accrued less than $0.1 million for interest and penalties relating to unrecognized tax benefits in the consolidated balance sheets as of June 26, 2022 and June 27, 2021.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2017. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2018. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2012. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 26, 2022, the Company has approximately $206.3 million of undistributed earnings for certain non-U.S. subsidiaries. The Company has determined that $190.3 million of the $206.3 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. The Company expects to incur $7.4 million of foreign income taxes upon repatriation of the $190.3 million foreign earnings. As of June 26, 2022, the Company has not provided income taxes on the remaining undistributed foreign earnings of $16.0 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the United States, the Company would be required to pay approximately $0.3 million in taxes on these amounts.

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
As of June 26, 2022, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.7 million to $5.2 million per year through fiscal 2031.
As of June 26, 2022, the Company has reduced property and equipment, net by $285.1 million as a result of GDA reimbursements, of which $149.7 million has been received in cash and an additional $132.5 million and $2.9 million are recorded as receivables in other current assets and other assets, respectively, in the consolidated balance sheets. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Note 16 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, accounts receivable and long-term receivables. Short-term investments consist primarily of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes at interest rates that vary by security. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors and others worldwide and generally requires no collateral.
For the fiscal year ended June 26, 2022, two customers represented 20% and 18% of revenue, respectively. For the fiscal year ended June 27, 2021, three customers represented 18%, 13% and 10% of revenue, respectively. For the fiscal year ended June 28, 2020, two customers represented 19% and 14% of revenue, respectively. No other customers individually accounted for more than 10% of revenue for the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020.
Three customers accounted for 18%, 16% and 14% of the accounts receivable balance as of June 26, 2022, respectively. Two customers accounted for 16% and 16% of the accounts receivable balance as of June 27, 2021, respectively. No other customers accounted for more than 10% of the accounts receivable balance as of June 26, 2022 and June 27, 2021.
Note 17 – Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, the Company contributed approximately $10.3 million, $8.0 million and $7.7 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
Note 18 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In July 2019, the Company realigned its sales resources as part of the Company's transition to a more focused semiconductor company. As a result, the Company recorded $0.6 million in contract termination costs during the fiscal year ended June 28, 2020. The plan has concluded and all expenses have been paid as of June 27, 2021.
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
In January 2022, the Company commenced a plan to open a global IT shared services hub in Belfast, Northern Ireland in partnership with the Northern Ireland government. As a result, the Company recorded $1.2 million in severance-related costs for the fiscal year ended June 26, 2022, all of which is accrued for as of June 26, 2022.
Factory Optimization Restructuring
In May 2019, the Company started a significant, multi-year factory optimization plan anchored by a state-of-the-art, automated 200mm capable Silicon Carbide and GaN fabrication facility and a large materials factory at its U.S. campus headquarters in Durham, North Carolina. As part of the plan, the Company has incurred restructuring charges associated with the movement of equipment as well as disposals on certain long-lived assets.
In September 2019, the Company announced its intent to build a new Silicon Carbide device fabrication facility in Marcy, New York to complement the expansion of the Company's Silicon Carbide materials production capacity at its U.S. campus headquarters in Durham, North Carolina.
The factory optimization restructuring plan concluded in fiscal 2022. For the fiscal years ended June 26, 2022, June 27, 2021 and June 28, 2020, the Company expensed $4.8 million, $5.2 million and $9.0 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan, of which $0.2 million was accrued for as of June 26, 2022. Additionally, the Company expensed $1.3 million and $3.4 million of restructuring charges associated with disposals of certain long-lived assets for the fiscal years ended June 26, 2022 and June 27, 2021, respectively. The Company incurred less expense in connection with the plan than previously projected due to strategic changes in the Company's capacity expansion plans at its Durham and RTP facilities.
Note 19 - Subsequent Events
In July 2022, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. In August 2022, the Company received payment for the arbitration award in the amount of $49.0 million, net of estimated attorneys' fees and other costs, and will recognize a corresponding gain from arbitration in the first quarter of fiscal 2023.

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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 26, 2022.
The effectiveness of our internal control over financial reporting as of June 26, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2022.
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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc., as amended		8-K	2.1	5/16/2019
2.2^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc., as amended		8-K	2.1	3/2/2021
3.1	Restated Articles of Incorporation, as amended		10-Q	3.1	10/28/2021
3.2	Amended and Restated Bylaws, dated October 25, 2021		8-K	3.1	10/26/2021
4.1	Description of the Registered Securities		10-Q	4.1	10/28/2021
4.2	Indenture, dated as of April 21, 2020, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	4/21/2020
4.3	Form of 1.75% Convertible Senior Note due 2026 (included in Exhibit 4.2)		8-K	4.2	4/21/2020
4.4	Indenture, dated as of February 3, 2022, between Wolfspeed, Inc. and U.S. Bank National Association		8-K	4.1	2/3/2022
4.5	Form of 0.25% Convertible Senior Note due 2028 (included in Exhibit 4.4)		8-K	4.2	2/3/2022
10.1*	2013 Long-Term Incentive Compensation Plan, as amended ("2013 LTIP")		10-Q	10.3	10/28/2021
10.2*	Form of Nonqualified Stock Option Award Agreement under the 2013 LTIP		10-Q	10.4	1/22/2014
10.3*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP		10-Q	10.5	1/22/2014
10.4*	Form of Master Performance Unit Award Agreement under the 2013 LTIP		8-K	10.4	8/29/2014
10.5*	Form of Performance Share Award Agreement - Section 16 Officer under the 2013 LTIP		10-Q	10.6	10/21/2015
10.6*	Form of Stock Unit Award Agreement (Performance-Based) for Gregg A. Lowe, dated September 27, 2017, under the 2013 LTIP		8-K	10.3	9/28/2017
10.7*	Form of Stock Unit Award Agreement (Performance-Based) under the 2013 LTIP		10-K	10.41	8/20/2018
10.8*	Form of Stock Unit Award Agreement (Time-Based) under the 2013 LTIP		10-K	10.42	8/20/2018
10.9*	Form of Performance Share Award Agreement for Gregg A. Lowe		8-K	10.1	9/8/2020
10.10*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.4	10/28/2021
10.11*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.5	10/28/2021
10.12*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Non-Employee Directors		10-Q	10.6	10/28/2021
10.13*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.7	10/28/2021
10.14*	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.8	10/28/2021

10.15*	Notice of Grant to Gregg A. Lowe, dated August 23, 2021		8-K	10.1	8/27/2021
10.16*	Notice of Grant to Neill P. Reynolds, dated November 21, 2021		8-K	10.1	11/21/2021
10.17*	2020 Employee Stock Purchase Plan		10-Q	10.9	10/28/2021
10.18*	Change of Control Agreement for Chief Executive Officer between Cree, Inc. and Gregg A. Lowe, dated September 22, 2017		8-K	10.1	9/28/2017
10.19*	First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018		8-K	10.3	5/4/2018
10.20*	Cree Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, effective as of April 30, 2018		8-K	10.1	5/4/2018
10.21*	Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team		8-K	10.2	5/4/2018
10.22*	Schedule of Compensation of Non-Employee Directors		8-K	10.1	1/26/2021
10.23*	Non-Employee Director Stock Compensation and Deferral Program, as amended and restated		10-Q	10.10	10/28/2021
10.24*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers		8-K	10.1	10/29/2010
10.25	Credit Agreement, dated January 9, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	1/12/2015
10.26	First Amendment to the Credit Agreement, dated September 10, 2015, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		10-Q	10.4	1/24/2018
10.27	Credit Agreement Consent, dated as of July 13, 2016, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.2	10/19/2016
10.28	Second Amendment to Credit Agreement, dated November 13, 2017, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party thereto		8-K	10.1	11/16/2017
10.29	Third Amendment to the Credit Agreement, dated as of August 21, 2018, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, E-conolight LLC, as guarantor, and the other lenders party thereto		10-Q	10.1	10/17/2018
10.30	Credit Agreement Consent, dated as of March 14, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent and lender, E-conolight LLC, a domestic subsidiary of Cree, Inc., as guarantor, and the other lenders party to the Credit Agreement		10-Q	10.1	5/3/2019
10.31	Fourth Amendment to the Credit Agreement, dated as of December 16, 2019, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		8-K	10.1	12/19/2019
10.32	Fifth Amendment to the Credit Agreement, dated as of March 27, 2020, by and among Cree, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		10-Q	10.1	4/30/2020
10.33	Sixth Amendment to the Credit Agreement, dated as of October 26, 2021, by and among Wolfspeed, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		10-Q	10.1	1/27/2022
10.34	Seventh Amendment to the Credit Agreement, dated as of January 25, 2022, by and among Wolfspeed, Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto		8-K	10.1	1/26/2022
10.35	Equity Distribution Agreement by and among Cree, Inc. and Wells Fargo Securities, LLC, BMO Capital Markets Corp., BofA Securities Inc., Canaccord Genuity LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Truist Securities, Inc., dated February 11, 2021		8-K	1.1	2/11/2021
10.36	Form of Confirmation of Call Option Transactions		8-K	10.1	2/3/2022
21.1	Subsidiaries of the Company	X

23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 26, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Wolfspeed, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 26, 2022 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement
^	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFSPEED, INC.
Date:	August 22, 2022

By:	/s/ Gregg A. Lowe
Gregg A. Lowe
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Chief Executive Officer and President	August 22, 2022
Gregg A. Lowe	(Principal Executive Officer)

/s/ NEILL P. REYNOLDS	Executive Vice President and Chief Financial Officer	August 22, 2022
Neill P. Reynolds	(Principal Financial and Principal Accounting Officer)

/s/ DARREN R. JACKSON	Chairman and Director	August 22, 2022
Darren R. Jackson

/s/ GLENDA DORCHAK	Director	August 22, 2022
Glenda Dorchak

/s/ JOHN C. HODGE	Director	August 22, 2022
John C. Hodge

/s/ CLYDE R. HOSEIN	Director	August 22, 2022
Clyde R. Hosein

/s/ DUY-LOAN T. LE	Director	August 22, 2022
Duy-Loan T. Le

/s/ JOHN B. REPLOGLE	Director	August 22, 2022
John B. Replogle

/s/ MARVIN A. RILEY	Director	August 22, 2022
Marvin A. Riley

/s/ THOMAS H. WERNER	Director	August 22, 2022
Thomas H. Werner