Form 10-Q
period 2022-09-25
WOLFSPEED, INC.
filed 2022-10-27
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 21, 2022, was 124,213,276.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended September 25, 2022

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	September 25, 2022	June 26, 2022
Assets
Current assets:
Cash and cash equivalents	$521.6	$449.5
Short-term investments	675.6	749.3
Total cash, cash equivalents and short-term investments	1,197.2	1,198.8
Accounts receivable, net	158.6	150.2
Inventories	241.8	227.0
Income taxes receivable	0.6	1.3
Prepaid expenses	30.6	32.1
Other current assets	123.8	151.4
Current assets held for sale	1.6	1.6
Total current assets	1,754.2	1,762.4
Property and equipment, net	1,529.5	1,481.1
Goodwill	359.2	359.2
Intangible assets, net	122.7	125.4
Long-term receivables	2.9	104.7
Deferred tax assets	1.0	1.0
Other assets	89.0	83.7
Total assets	$3,858.5	$3,917.5

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$307.1	$307.7
Accrued contract liabilities	37.4	37.0
Income taxes payable	9.1	11.6
Finance lease liabilities	0.4	0.5
Other current liabilities	26.8	31.7
Total current liabilities	380.8	388.5
Long-term liabilities:
Convertible notes, net	1,300.8	1,021.6
Deferred tax liabilities	3.4	3.2
Finance lease liabilities - long-term	9.5	9.6
Other long-term liabilities	54.4	55.3
Total long-term liabilities	1,368.1	1,089.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 25, 2022 and June 26, 2022; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 25, 2022 and June 26, 2022; 124,210 and 123,795 shares issued and outstanding at September 25, 2022 and June 26, 2022, respectively	0.2	0.2
Additional paid-in-capital	3,902.2	4,228.4
Accumulated other comprehensive loss	(32.3)	(25.3)
Accumulated deficit	(1,760.5)	(1,764.0)
Total shareholders’ equity	2,109.6	2,439.3
Total liabilities and shareholders’ equity	$3,858.5	$3,917.5
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	September 25, 2022	September 26, 2021
in millions of U.S. Dollars, except share data
Revenue, net	$241.3	$156.6
Cost of revenue, net	161.4	107.2
Gross profit	79.9	49.4
Operating expenses:
Research and development	55.2	49.9
Sales, general and administrative	55.0	49.0
Amortization or impairment of acquisition-related intangibles	2.9	3.6
Loss (gain) on disposal or impairment of other assets	0.1	(0.2)
Other operating expense	42.4	12.8
Operating loss	(75.7)	(65.7)
Non-operating (income) expense, net	(49.7)	4.1
Loss before income taxes	(26.0)	(69.8)
Income tax expense	0.2	0.3
Net loss	($26.2)	($70.1)

Basic and diluted loss per share	($0.21)	($0.60)

Weighted average shares - basic and diluted (in thousands)	124,035	115,919
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Net loss	($26.2)	($70.1)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(7.0)	(0.8)
Comprehensive loss	(33.2)	(70.9)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(26.2)	—	(26.2)
Unrealized loss on available-for-sale securities	—	—	—	—	(7.0)	(7.0)
Comprehensive loss						(33.2)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)
Stock-based compensation	—	—	23.2	—	—	23.2
Exercise of stock options and issuance of shares	415	—	0.5	—	—	0.5
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Balance at September 25, 2022	124,210	$0.2	$3,902.2	($1,760.5)	($32.3)	$2,109.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5
Net loss	—	—	—	(70.1)	—	(70.1)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.8)	(0.8)
Comprehensive loss						(70.9)
Tax withholding on vested equity awards	—	—	(22.5)	—	—	(22.5)
Stock-based compensation	—	—	15.6	—	—	15.6
Exercise of stock options and issuance of shares	495	—	0.7	—	—	0.7
Balance at September 26, 2021	116,186	$0.1	$3,670.6	($1,633.2)	$1.9	$2,039.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Operating activities:
Net loss	($26.2)	($70.1)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	38.0	34.6
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	1.3	5.1
Stock-based compensation	22.0	14.6
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory optimization and start-up costs	1.9	0.8
Amortization of premium/discount on investments	1.4	1.7
Realized gain on sale of investments	—	(0.2)
Deferred income taxes	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	(8.2)	(10.5)
Inventories	(13.6)	(22.5)
Prepaid expenses and other assets	1.5	1.2
Accounts payable, trade	(5.8)	(5.2)
Accrued salaries and wages and other liabilities	(25.6)	(14.9)
Accrued contract liabilities	0.4	2.7
Cash used in operating activities	(12.7)	(62.5)
Investing activities:
Purchases of property and equipment	(111.1)	(259.3)
Purchases of patent and licensing rights	(1.5)	(1.0)
Proceeds from sale of property and equipment, including insurance proceeds	1.6	0.5
Purchases of short-term investments	(28.9)	(8.7)
Proceeds from maturities of short-term investments	68.8	77.2
Proceeds from sale of short-term investments	25.4	108.5
Reimbursement of property and equipment purchases from long-term incentive agreement	46.7	50.8
Proceeds from sale of business resulting from the receipt of transaction related note receivable	101.8	—
Cash provided by (used in) investing activities	102.8	(32.0)
Financing activities:
Proceeds from long-term debt borrowings	—	20.0
Payments on long-term debt borrowings, including finance lease obligations	(0.2)	(20.1)
Proceeds from issuance of common stock	0.5	0.7
Tax withholding on vested equity awards	(16.9)	(22.5)
Commitment fees on long-term incentive agreement	(1.0)	(1.0)
Cash used in financing activities	(17.6)	(22.9)
Effects of foreign exchange changes on cash and cash equivalents	(0.4)	(0.1)
Net change in cash and cash equivalents	72.1	(117.5)
Cash and cash equivalents, beginning of period	449.5	379.0
Cash and cash equivalents, end of period	$521.6	$261.5
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at September 25, 2022, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 26, 2022 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2022 (fiscal 2022) (the 2022 Form 10-K). The results of operations for the three months ended September 25, 2022 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 25, 2023 (fiscal 2023).
Recently Adopted Accounting Pronouncements
Convertible Debt Instruments
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard simplifies the accounting for convertible instruments by eliminating the cash conversion and the beneficial conversion accounting models. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. The update requires an entity to use the if-converted method for all convertible instruments in the diluted earnings per share calculation. An entity may use either a modified or full retrospective approach for adoption.
The Company adopted this standard on June 27, 2022, the first day of its 2023 fiscal year, under the modified retrospective approach. The adoption resulted in (i) a reduction of additional paid in capital by $333.0 million for the recombination of the equity conversion component of the convertible notes outstanding, which was initially separated and recorded in equity, (ii) an increase in the cumulative convertible note carrying value of $277.9 million as a result of removing previously recorded debt discounts, (iii) a decrease in property, plant and equipment for previously capitalized non-cash interest of $25.4 million and (iv) a decrease to beginning accumulated deficit as of June 27, 2022 of $29.7 million to recognize the cumulative gain on adoption. The Company did not recognize a discrete tax impact related to the opening deferred tax balances as of June 27, 2022 due to a full U.S valuation allowance.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This standard will require entities to provide annual disclosures regarding government assistance. More specifically, the amendments in the standard improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions; (2) the accounting for those transactions; and (3) the effect of those transactions on an entity's financial statements. An entity can apply the amendments prospectively or retrospectively. The Company adopted this standard on June 27, 2022, as required, and the required disclosures will be reflected in the Company’s Annual Report on Form 10-K for the fiscal year ending June 25, 2023.
Accounting Pronouncements Pending Adoption
None.

Note 2 – Discontinued Operations
On March 1, 2021, the Company completed the sale of certain assets and subsidiaries comprising its former LED Products segment to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) (the LED Business Divestiture) pursuant to the terms of the Asset Purchase Agreement (the LED Purchase Agreement), dated October 18, 2020, as amended. Pursuant to the LED Purchase Agreement, (i) the Company completed the sale to SMART of (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising the Company’s former LED Products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited (Cree Huizhou), a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of the Company, and (c) the Company’s ownership interest in Cree Venture LED Company Limited., the Company’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) SMART assumed certain liabilities related to the LED Business. The Company retained certain assets used in and pre-closing liabilities associated with the former LED Products segment.
The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of an unsecured promissory note (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note had a maturity date of August 15, 2023, and as explained further below, was prepaid by SGH in full pursuant to its terms, along with outstanding accrued and unpaid interest as of the payment date, in the third quarter of fiscal 2022. The Earnout Note was issued by CreeLED in the fourth quarter of 2022, had a maturity date of March 27, 2025 and as explained further below, was prepaid by CreeLED in full pursuant to its terms, in connection with the forgiveness by the Company of outstanding accrued and unpaid interest as of the payment date, in the first quarter of fiscal 2023. In fiscal 2021, the Company recognized a loss on sale of the LED Business of $29.1 million. The cost of selling the LED Business was $27.4 million, which was recognized throughout fiscal 2020 and 2021.
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
In the third quarter of fiscal 2022, the Company received an early payment for the Purchase Price Note. The principal amount of $125.0 million was paid in full, along with outstanding accrued interest as of the payment date.
In the first quarter of fiscal 2023, the Company received an early payment for the Earnout Note. The principal amount of $101.8 million was paid in full and the Company agreed to forgo payment by CreeLED of the outstanding accrued interest as of the payment date.
For the three months ended September 25, 2022 and September 26, 2021, the Company recognized $0.9 million and $0.9 million in administrative fees related to the LED RELA, respectively, of which $0.3 million is included in accounts receivable, net in the consolidated balance sheets as of September 25, 2022. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases."

For the three months ended September 25, 2022 and September 26, 2021, the Company recognized $1.9 million and $2.9 million in administrative fees related to the LED TSA, respectively, of which $0.9 million is included in accounts receivable, net in the consolidated balance sheets as of September 25, 2022. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, of which $1.1 million was outstanding as of September 25, 2022. The Wafer Supply Agreement liability is recognized in other current liabilities on the consolidated balance sheets.
For the three months ended September 25, 2022 and September 26, 2021, the Company recognized a net gain of $0.2 million and a net loss of $0.8 million, respectively, in non-operating income, net related to the Wafer Supply Agreement. A receivable of $1.7 million was included in other assets in the consolidated balance sheets as of September 25, 2022.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $48.2 million as of September 25, 2022 and $47.8 million as of June 26, 2022. The increase was primarily due to increases to ship and debit reserves partially offset by decreases in product exchange reserves. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
For the three months ended September 25, 2022, the Company did not recognize revenue that was included in contract liabilities as of June 26, 2022.
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended
	September 25, 2022		September 26, 2021
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$75.7	31.4%	$58.1	37.1%
China	66.0	27.4%	42.9	27.4%
United States	50.4	20.9%	26.0	16.6%
Asia Pacific (excluding China)	47.8	19.8%	29.4	18.8%
Other	1.4	0.6%	0.2	0.1%
Total	$241.3		$156.6

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

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	September 25, 2022	June 26, 2022
Right-of-use asset (1)	$47.1	$48.5

Current lease liability (2)	4.5	4.6
Non-current lease liability (3)	43.0	43.6
Total operating lease liabilities	$47.5	$48.2

Finance Leases:
Finance lease assets (4)	$10.1	$10.3

Current portion of finance lease liabilities	0.4	0.5
Finance lease liabilities, less current portion	9.5	9.6
Total finance lease liabilities	$9.9	$10.1
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $2.2 million for the three months ended September 25, 2022 and $1.5 million for the three months ended September 26, 2021.
Short-term lease expense, variable lease expense and sublease income were immaterial for the three months ended September 25, 2022 and September 26, 2021.
Finance lease amortization was $0.2 million and interest expense was $0.1 million for the three months ended September 25, 2022. Finance lease amortization was $0.4 million and interest expense was $0.1 million for the three months ended September 26, 2021.
Cash Flows
Cash flow information consisted of the following (1):

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Cash used in operating activities:
Cash paid for operating leases	$1.6	$1.6
Cash paid for interest portion of financing leases	0.1	0.1
Cash used in financing activities:
Cash paid for principal portion of finance leases	0.2	0.1
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of September 25, 2022 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 25, 2023 (remainder of fiscal 2023)	$4.1	$0.5	$4.6
June 30, 2024	7.4	0.7	8.1
June 29, 2025	8.0	0.7	8.7
June 28, 2026	7.9	0.7	8.6
June 27, 2027	6.8	0.4	7.2
Thereafter	53.6	14.2	67.8
Total lease payments	87.8	17.2	105.0
Future tenant improvement allowances	(18.9)	—	(18.9)
Imputed lease interest	(21.4)	(7.3)	(28.7)
Total lease liabilities	$47.5	$9.9	$57.4
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	132	559
Weighted average discount rate (2)	4.24%	2.68%
(1) Weighted average remaining lease term of finance leases excluding the 49-year ground lease is 49 months.
(2) Weighted average discount rate of finance leases excluding the 49-year ground lease is 3.30%.
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
The Company recognized lease income of $0.9 million and $0.9 million for the three months ended September 25, 2022 and September 26, 2021, respectively. The Company did not recognize any variable lease income for the three months ended September 25, 2022 and September 26, 2021.
Future minimum rental income relating to the LED RELA is $1.5 million for the remainder of fiscal 2023.

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	September 25, 2022	June 26, 2022
Billed trade receivables	$156.3	$148.0
Unbilled contract receivables	2.3	2.7
Royalties	0.7	0.7
	159.3	151.4
Allowance for bad debts	(0.7)	(1.2)
Accounts receivable, net	$158.6	$150.2

Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	September 25, 2022
Balance at beginning of period	$1.2
Current period provision change	(0.5)
Write-offs, net of recoveries	—
Balance at end of period	$0.7
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	September 25, 2022	June 26, 2022
Raw material	$73.1	$60.2
Work-in-progress	138.2	135.9
Finished goods	30.5	30.9
Inventories	$241.8	$227.0
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	September 25, 2022	June 26, 2022
Reimbursement receivable on long-term incentive agreement	$107.9	$132.5
Accrued interest receivable	4.5	5.9
Receivable on Wafer Supply Agreement	1.7	2.7
Inventory related to Wafer Supply Agreement	4.5	3.9
Deferred product costs	1.2	2.5
Other	4.0	3.9
Other current assets	$123.8	$151.4

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	September 25, 2022	June 26, 2022
Accounts payable, trade	$55.9	$57.8
Accrued salaries and wages	63.7	80.6
Accrued property and equipment	146.3	132.1
Accrued expenses	34.9	30.7
Other	6.3	6.5
Accounts payable and accrued expenses	$307.1	$307.7
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Restructuring costs	—	2.6
Project, transformation and transaction costs	3.0	1.6
Factory start-up costs	38.4	8.6
Non-restructuring related executive severance	1.0	—
Other operating expense	$42.4	$12.8
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $32.3 million and $25.3 million of net unrealized losses on available-for-sale securities as of September 25, 2022 and June 26, 2022, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss was a less than $0.1 million gain for the three months ended September 25, 2022 and a $0.2 million gain for the three months ended September 26, 2021. Amounts were reclassified to non-operating (income) expense, net on the consolidated statements of operations.

Non-Operating (Income) Expense, net
The following table summarizes the components of non-operating (income) expense, net:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Gain on sale of investments, net	—	(0.2)
Gain on arbitration proceedings (1)	(49.4)	—
Interest income	(4.3)	(2.6)
Interest expense, net of capitalized interest	4.8	6.7
Other, net	(0.8)	0.2
Non-operating (income) expense, net	($49.7)	$4.1
(1) In the first quarter of fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The arbitration award, net of legal fees incurred, was recognized as non-operating income.
Statements of Cash Flows - non-cash activities

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Lease asset and liability additions	$0.4	$3.5
Lease asset and liability modifications, net	—	2.6
Decrease in property, plant and equipment from long-term incentive related receivables	22.1	23.2
Accrued property and equipment as of September 25, 2022 and September 26, 2021 was $146.3 million and $128.9 million, respectively.

Note 6 – Investments
Short-term investments consist of corporate bonds, municipal bonds, U.S. treasury securities, variable rate demand notes and U.S. agency securities. All short-term investments are classified as available-for-sale. The Company did not have any long-term investments as of September 25, 2022 and June 26, 2022.
Short-term investments as of September 25, 2022 and June 26, 2022 consisted of the following (in millions of U.S. Dollars):

	September 25, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$439.3	$—	($22.4)	$—	$416.9
Municipal bonds	156.9	—	(6.2)	—	150.7
U.S. treasury securities	56.5	—	(1.2)	—	55.3
Variable rate demand notes	50.8	—	—	—	50.8
U.S. agency securities	2.0	—	(0.1)	—	1.9
Total short-term investments	$705.5	$—	($29.9)	$—	$675.6

	June 26, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$465.8	$—	($17.8)	$—	$448.0
Municipal bonds	166.5	0.1	(4.4)	—	162.2
U.S. treasury securities	66.5	—	(0.7)	—	65.8
Variable rate demand notes	69.4	—	—	—	69.4
U.S. agency securities	4.0	—	(0.1)	—	3.9
Total short-term investments	$772.2	$0.1	($23.0)	$—	$749.3

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	September 25, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$376.5	($20.3)	$39.8	($2.1)	$416.3	($22.4)
Municipal bonds	146.3	(6.1)	2.9	(0.1)	149.2	(6.2)
U.S. treasury securities	55.3	(1.2)	—	—	55.3	(1.2)
U.S. agency securities	—	—	1.9	(0.1)	1.9	(0.1)
Total	$578.1	($27.6)	$44.6	($2.3)	$622.7	($29.9)
Number of securities with an unrealized loss		305		27		332

	June 26, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$431.1	($17.4)	$8.3	($0.4)	$439.4	($17.8)
Municipal bonds	150.0	(4.4)	1.0	—	151.0	(4.4)
U.S. treasury securities	65.8	(0.7)	—	—	65.8	(0.7)
U.S. agency securities	3.9	(0.1)	—	—	3.9	(0.1)
Total	$650.8	($22.6)	$9.3	($0.4)	$660.1	($23.0)
Number of securities with an unrealized loss		346		5		351
Additionally, the Company held cash equivalent securities in unrealized loss positions as of September 25, 2022 and June 26, 2022. As of September 25, 2022, the Company held nine cash equivalent securities in unrealized loss positions with an aggregate fair value of $97.8 million and an aggregate unrealized loss of less than $0.1 million. As of June 26, 2022, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $69.0 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of September 25, 2022 and June 26, 2022 have been in unrealized loss positions for less than 12 months.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $4.5 million and $5.9 million as of September 25, 2022 and June 26, 2022, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three months ended September 25, 2022 and September 26, 2021.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating (income) expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of September 25, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 25, 2022.

The contractual maturities of short-term investments as of September 25, 2022 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Corporate bonds	$124.5	$292.4	$—	$—	$416.9
Municipal bonds	52.3	98.4	—	—	150.7
U.S. treasury securities	29.4	25.9	—	—	55.3
Variable rate demand notes	—	—	14.7	36.1	50.8
U.S. agency securities	—	1.9	—	—	1.9
Total short-term investments	$206.2	$418.6	$14.7	$36.1	$675.6

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of September 25, 2022 and June 26, 2022, financial assets utilizing Level 1 inputs included money market funds and U.S. treasury securities. Financial assets utilizing Level 2 inputs included commercial paper, corporate bonds, municipal bonds, variable rate demand notes and U.S. agency securities. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 25, 2022 and June 26, 2022.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	September 25, 2022				June 26, 2022
(in millions of U.S. Dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$123.1	$—	$—	$123.1	$115.9	$—	$—	$115.9
U.S. treasury securities	117.7	—	—	117.7	69.0	—	—	69.0
Commercial paper	—	41.9	—	41.9	—	59.4	—	59.4
Corporate bonds	—	0.7	—	0.7	—	—	—	—
Total cash equivalents	240.8	42.6	—	283.4	184.9	59.4	—	244.3
Short-term investments:
Corporate bonds	—	416.9	—	416.9	—	448.0	—	448.0
Municipal bonds	—	150.7	—	150.7	—	162.2	—	162.2
U.S. treasury securities	55.3	—	—	55.3	65.8	—	—	65.8
Variable rate demand notes	—	50.8	—	50.8	—	69.4	—	69.4
U.S. agency securities	—	1.9	—	1.9	—	3.9	—	3.9
Total short-term investments	55.3	620.3	—	675.6	65.8	683.5	—	749.3
Total cash equivalents and short-term investments	$296.1	$662.9	$—	$959.0	$250.7	$742.9	$—	$993.6

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the three months ended September 25, 2022.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	September 25, 2022			June 26, 2022
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($32.8)	$64.0	$96.8	($31.2)	$65.6
Developed technology	68.0	(34.9)	33.1	68.0	(33.6)	34.4
Non-compete agreements	12.2	(12.2)	—	12.2	(12.2)	—
Acquisition related intangible assets	177.0	(79.9)	97.1	177.0	(77.0)	100.0
Patent and licensing rights	62.7	(37.1)	25.6	65.5	(40.1)	25.4
Total intangible assets	$239.7	($117.0)	$122.7	$242.5	($117.1)	$125.4
Total amortization of acquisition-related intangibles assets was $2.9 million for the three months ended September 25, 2022 and $3.6 million for the three months ended September 26, 2021.
Total amortization of patents and licensing rights was $1.2 million for the three months ended September 25, 2022 and $1.3 million for the three months ended September 26, 2021.

Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 25, 2023 (remainder of fiscal 2023)	$8.2	$3.5	$11.7
June 30, 2024	10.4	4.0	14.4
June 29, 2025	10.4	3.0	13.4
June 28, 2026	9.3	2.3	11.6
June 27, 2027	9.3	1.8	11.1
Thereafter	49.5	11.0	60.5
Total future amortization expense	$97.1	$25.6	$122.7

Note 9 – Long-term Debt
Revolving Line of Credit
As of September 25, 2022, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of September 25, 2022, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three months ended September 25, 2022, the average interest rate was 0.00% due to no borrowings. As of September 25, 2022, the unused line fee on available borrowings is 25 basis points.
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
Upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023, the unamortized discounts on the outstanding Notes were eliminated and the liability and equity components relating to the debt issuance costs for the Notes are now presented as a single liability.
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
The net carrying amount of the liability component of the Notes is as follows:

(in millions of U.S. Dollars)	September 25, 2022	June 26, 2022
Principal	$1,325.0	$1,325.0
Unamortized discount and issuance costs	(24.2)	(303.4)
Net carrying amount	$1,300.8	$1,021.6
The net carrying amount of the equity component of the Notes is as follows:

(in millions of U.S. Dollars)	September 25, 2022 (1)	June 26, 2022
Discount related to value of conversion option	$—	$341.1
Debt issuance costs	—	(8.1)
Net carrying amount	$—	$333.0
(1) As discussed above, the equity components of the Notes were eliminated upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023.
The interest expense, net recognized related to the Notes is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Interest expense, net of capitalized interest	$3.0	$1.1
Amortization of discount and issuance costs, net of capitalized interest	1.3	5.1
Total interest expense, net	$4.3	$6.2
The Company did not capitalize interest expense for the three months ended September 25, 2022. For the three months ended September 26, 2021, the Company capitalized $2.3 million of interest expense and $5.4 million of amortization of discount and issuance costs in connection with the building of a new Silicon Carbide device fabrication facility in New York.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for the 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on September 30, 2022. As a result, the 2026 Notes are convertible at the option of the holders through December 31, 2022.
As of September 25, 2022, the if-converted value of the 2026 Notes exceeded their respective principal amounts by $764.1 million.
The estimated fair value of the Notes is $2.2 billion as of September 25, 2022, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended
(in millions of U.S. Dollars, except share data)	September 25, 2022	September 26, 2021
Net loss	($26.2)	($70.1)

Weighted average shares - basic and diluted (in thousands)	124,035	115,919

Loss per share - basic and diluted	($0.21)	($0.60)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three months ended September 25, 2022 and September 26, 2021, 2.6 million and 2.7 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
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

Stock Option Awards
A summary of stock option awards outstanding as of September 25, 2022 and changes during the three months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 26, 2022	69	$25.12
Granted	—	$—
Exercised	(20)	$25.28
Forfeited or expired	(1)	$26.07
Outstanding at September 25, 2022	48	$25.03
Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of September 25, 2022 and changes during the three months then ended is as follows:

(unit awards in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2022	1,894	$75.67
Granted	1,206	$89.76
Vested	(586)	$67.99
Forfeited	(115)	$68.35
Nonvested at September 25, 2022	2,399	$84.98
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

Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021
Cost of revenue, net	$6.1	$3.1
Research and development	3.5	2.4
Sales, general and administrative	12.4	9.1
Total stock-based compensation expense	$22.0	$14.6
Stock-based compensation expense may differ from the impact of stock-based compensation to additional paid in capital due to manufacturing related stock-based compensation capitalized within inventory.

Note 12 – Income Taxes
In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S., (ii) projected income for the full year derived from international locations with differing tax rates than the U.S. and (iii) projected tax credits generated.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of September 25, 2022, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 26, 2022, the Company's liability for unrecognized tax benefits was $7.2 million. During the three months ended September 25, 2022, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of September 25, 2022 was $7.2 million. If any portion of this $7.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $1.7 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
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
As of September 25, 2022, the Company has reduced property and equipment, net by a total of $307.2 million as a result of GDA reimbursements, of which $196.4 million has been received in cash and an additional $110.8 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheets. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Note 14 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In January 2022, the Company commenced a plan to open a global IT shared services hub in Belfast, Northern Ireland in partnership with the Northern Ireland government. The Company recorded less than $0.1 million of severance-related costs relating to this plan for the three months ended September 25, 2022 and has accrued $0.8 million as of September 25, 2022.
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
The factory optimization restructuring plan concluded in fiscal 2022. For the three months ended September 26, 2021, the Company expensed and paid $1.6 million of restructuring charges associated with the movement of equipment related to the factory optimization plan. Additionally, the Company expensed and paid $1.0 million of restructuring charges associated with disposals of certain long-lived assets for the three months ended September 26, 2021.

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 26, 2022 (the 2022 Form 10-K). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview
Wolfspeed, Inc. (Wolfspeed, we, our, or us) is an innovator of wide bandgap semiconductors, focused on Silicon Carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. Our product families include Silicon Carbide and GaN materials, power devices and RF devices, and our products are targeted for various applications such as electric vehicles, fast charging, 5G, renewable energy and storage, and aerospace and defense.
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
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the adoption of Silicon Carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, inflationary impacts, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. Lately, we have seen demand increase across all our product lines, which we believe reflects the value that the industry places on a transition to Silicon Carbide materials and devices. Particularly, we have seen significantly higher demand for our power products as the world has continued to focus on and adopt higher efficiency energy solutions, including electrical vehicle (EV) and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand.
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
•COVID-19 Pandemic. The global health crisis caused by COVID-19 and its resurgences has impacted and may continue to negatively impact global economic activity, which, despite the effectiveness of vaccines in preventing serious illnesses and hospitalizations, remains uncertain and cannot be predicted with confidence due to the continued emergence of variants and the likelihood that the protection conferred by existing vaccines wanes over time. Since its beginning in the early months of 2020, the COVID-19 pandemic has affected us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' and contract manufacturers' ability to fulfill our orders on a timely basis, and the overall impact of the aforementioned items that could cause output challenges and increased costs. The full extent to which the COVID-19 pandemic may impact our results of operations or liquidity remains uncertain. Our operations have experienced, and likely will continue to experience, supply, labor, demand and output challenges. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor industry, and the economies in which we operate.
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

Overview of the three months ended September 25, 2022
The following is a summary of our financial results as of and for the three months ended September 25, 2022 compared to the three months ended September 26, 2021, unless otherwise stated.
•Our revenue increased $84.7 million to $241.3 million.
•Gross margin increased to 33.1% from 31.5%. Gross profit increased to $79.9 million from $49.4 million.
•Operating loss was $75.7 million compared to $65.7 million.
•Diluted loss per share was $0.21 compared to $0.60.
•Combined cash, cash equivalents and short-term investments was $1,197.2 million at September 25, 2022 and $1,198.8 million at June 26, 2022.
•Convertible notes, net was $1,300.8 million at September 25, 2022 and $1,021.6 million at June 26, 2022. See Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of the impact of our adoption of Accounting Standards Update (ASU) 2020-06 on June 27, 2022, the first day of fiscal 2023.
•Cash used in operating activities was $12.7 million compared to $62.5 million.
•Purchases of property and equipment, net were $64.4 million (net of $46.7 million in reimbursements) compared to $208.5 million (net of $50.8 million in reimbursements).
•Design-ins were $3.5 billion compared to $0.6 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our new state-of-the-art, automated 200mm Silicon Carbide device fabrication facility in Marcy, New York, which started running qualification lots in the fourth quarter of fiscal 2022, an expansion of our materials factory at our U.S campus headquarters in Durham, North Carolina, and the recently announced plan to construct a new materials manufacturing facility in Siler City, North Carolina, all of which is expected to increase our production capacity. In fiscal 2022, we incurred $70.0 million of start-up and pre-production costs related to the ramping of production at the Marcy, New York facility. In fiscal 2023, we target approximately $100 million of start-up and underutilization costs primarily related to ramping of production at the Marcy, New York facility.
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
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth, including the continued build out of our new facility in New York and additional production capacity in North Carolina.
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
Design-ins
Design-ins are customer commitments to purchase our product and are one of the factors we use to forecast long-term demand and future revenue. To meet the qualification of a design-in, the customer provides us with documentation (e.g., a letter of intent, statement of work or developmental contract) that can include details such as the expected delivery timeline, estimated price, necessary capacity and required support. A design-in, even with a formal commitment, does not always convert to future revenue for a variety of reasons, including, but not limited to, the customer delaying or abandoning the project, capacity constraints, timeline challenges, and/or technology changes. Therefore, management uses the design-in amount as a guide to forecast future demand but it should not be taken as an absolute indicator of future revenue.
Results of Operations
Selected consolidated statements of operations data for the three months ended September 25, 2022 and September 26, 2021 is as follows:

	Three months ended
	September 25, 2022		September 26, 2021
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$241.3	100.0%	$156.6	100.0%
Cost of revenue, net	161.4	66.9	107.2	68.5
Gross profit	79.9	33.1	49.4	31.5
Research and development	55.2	22.9	49.9	31.9
Sales, general and administrative	55.0	22.8	49.0	31.3
Amortization or impairment of acquisition-related intangibles	2.9	1.2	3.6	2.3
Loss (gain) on disposal or impairment of other assets	0.1	—	(0.2)	(0.1)
Other operating expense	42.4	17.6	12.8	8.2
Operating loss	(75.7)	(31.4)	(65.7)	(42.0)
Non-operating (income) expense, net	(49.7)	(20.6)	4.1	2.6
Loss before income taxes	(26.0)	(10.8)	(69.8)	(44.6)
Income tax expense	0.2	0.1	0.3	0.2
Net loss	(26.2)	(10.9)	(70.1)	(44.8)

Basic and diluted loss per share	($0.21)		($0.60)

Revenue

Revenue was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Revenue	$241.3	$156.6	$84.7	54%
Revenue increased due to increased demand across all of our product lines, as well as increased production capacity for our power and materials product lines to meet strong demand during the period and in future periods.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Gross profit	$79.9	$49.4	$30.5	62%
Gross margin	33.1%	31.5%
The increase in gross profit was primarily due to increased revenues in the current period and the full impact of our early fiscal 2022 change in estimate to increase our expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets.* The increase in gross margin was primarily due to the same factors partially offset by product mix.
* The change in our expected useful lives was applied in the first quarter of fiscal 2022 but had limited impact on that period's gross profit and gross margin because the majority of the impact in the first quarter of fiscal 2022 resulted in a reduction of inventory.

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
Research and development expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Research and development	$55.2	$49.9	$5.3	11%
Percent of revenue	23%	32%
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
Sales, general and administrative expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Sales, general and administrative	$55.0	$49.0	$6.0	12%
Percent of revenue	23%	31%
The increase in sales, general and administrative expenses was primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology and non-compete agreements.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Customer relationships	$1.5	$1.5	$—	—%
Developed technology	1.4	1.4	—	—%
Non-compete agreements	—	0.7	(0.7)	(100)%
Total amortization	$2.9	$3.6	($0.7)	(19)%
Amortization of acquisition-related intangible assets decreased due to an intangible asset relating to non-compete agreements reaching the end of its useful life in fiscal 2022. No other significant acquisition-related intangible activity or impairments occurred between the periods.

Loss (gain) on Disposal or Impairment of Other Assets
We operate a capital-intensive business. As such, we dispose of a certain level of our equipment in the normal course of business as our production processes change due to production improvement initiatives or product mix changes. Due to the risk of technological obsolescence or changes in our production process, we regularly review our long-lived assets and capitalized patent costs for possible impairment.
Loss (gain) on disposal or impairment of other assets were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Loss (gain) on disposal or impairment of other assets	$0.1	($0.2)	$0.3	(150)%
Loss (gain) on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.
Other Operating Expense
Other operating expense was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Restructuring costs	—	2.6	(2.6)	(100)%
Project, transformation and transaction costs	3.0	1.6	1.4	88%
Factory start-up costs	38.4	8.6	29.8	347%
Non-restructuring related executive severance	1.0	—	1.0	100%
Other operating expense	$42.4	$12.8	$29.6	231%
Restructuring costs relate to factory optimization facility consolidations as well as disposals on certain long-lived assets. See Note 14, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our restructuring costs.
Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes.
Factory start-up costs are costs related to expanding our production footprint to support expected growth.
Other operating expense increased primarily due to increased factory start-up costs as we continue our expansion to a new Silicon Carbide device fabrication facility in Marcy, New York.
Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Gain on sale of investments, net	$—	($0.2)	$0.2	(100)%
Gain on arbitration proceedings	(49.4)	—	(49.4)	(100)%
Interest income	(4.3)	(2.6)	(1.7)	65%
Interest expense, net of capitalized interest	4.8	6.7	(1.9)	(28)%
Other, net	(0.8)	0.2	(1.0)	(500)%
Non-operating (income) expense, net	($49.7)	$4.1	($53.8)	(1,312)%
Gain on arbitration proceedings. In the first quarter of fiscal 2023, we received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The gain recognized is net of legal fees incurred.
Interest income. The increase in interest income was primarily driven by increased investment returns on our short-term investment balances, partially offset by lower average short-term investment balances.

Interest expense, net of capitalized interest. The decrease in interest expense was primarily due to the adoption of ASU 2020-06, which resulted in the elimination of accretion expense starting in the first quarter of fiscal 2023. This was partially offset by an increase in interest expense resulting from no interest on our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes) being capitalized in the first quarter of fiscal 2023. Interest relating to the 2026 Notes was capitalized in the first quarter of fiscal 2022 in connection with the building of a new Silicon Carbide device fabrication facility in New York but was not capitalized in the first quarter of fiscal 2023 due to the construction of the facility being substantially complete.
Income Tax Expense
Income tax expense and our effective tax rate was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 25, 2022	September 26, 2021	Change
Income tax expense	$0.2	$0.3	($0.1)	(33)%
Effective tax rate	(1)%	—%
The change in our effective tax rate was minimal.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets in the U.S., (ii) projected income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.

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
Based on past performance and current expectations, we believe our current working capital, availability under our line of credit and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. We believe we have the ability to continue to invest in further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties. However, even with our strong working capital position, we expect to need additional funding to fully complete additional capacity expansions at our new Silicon Carbide device fabrication facility in Marcy, New York and the construction of a new materials manufacturing facility in Siler City, North Carolina, as discussed further below.
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	September 25, 2022	June 26, 2022	Change
Cash and cash equivalents	$521.6	$449.5	$72.1
Short-term investments	675.6	749.3	(73.7)
Total cash, cash equivalents and short-term investments	$1,197.2	$1,198.8	($1.6)
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories reduced by accounts payable and accrued expenses.
In the second quarter of fiscal 2022, all outstanding 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) were surrendered for conversion following our issuance on December 8, 2021 of a notice to holders of the 2023 Notes calling for the redemption of all outstanding 2023 Notes, resulting in the settlement of the previously outstanding $424.8 million aggregate principal amount of 2023 Notes in approximately 7.1 million shares of our common stock.
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
In addition, we received early payments on two unsecured promissory notes issued to us in connection with the sale of certain assets and subsidiaries comprising our former LED Products segment (the LED Business) to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) on March 1, 2021 (the LED Business Divestiture). In the third quarter of fiscal 2022, we received an early payment in the amount of $125.0 million, along with outstanding accrued and unpaid interest as of the payment date, relating to the unsecured promissory note issued with the completion of the transaction. In the first quarter of fiscal 2023, we received an early payment in the amount of $101.8 million in connection with the unsecured promissory note issued in the fourth quarter of fiscal 2022 as an earn-out payment.
We have a $125 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, all of which was available for borrowing as of September 25, 2022. The purpose of this credit facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs.

As of September 25, 2022, we had unrealized losses on our short-term investments of $29.9 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 25, 2022 were in such position due to interest rate changes, sector credit rating changes, company-specific rating changes or volatile market conditions related to the conflict in Ukraine and the ongoing COVID-19 pandemic. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of September 25, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 25, 2022.
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
Expected Uses of Liquidity
We recently opened our new Silicon Carbide device fabrication facility in Marcy, New York, to expand capacity for production of our Silicon Carbide devices. We expect to invest approximately $2.0 billion, an increase from our previously expected $1.0 billion, in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed over time by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). The increase is primarily due to capacity expansions at the site that have been pulled forward as a result of increased projected demand. As of September 25, 2022, we have spent approximately $770 million and received $196.4 million in reimbursements.
Additionally, we recently announced the intention to build a new materials manufacturing facility in Siler City, North Carolina. Starting late fiscal 2023 and through fiscal 2024, we expect to invest approximately $1.3 billion into the facility's initial construction, with the potential to invest in further expansions to add additional capacity as needed. The facility is partially supported by an approximately $1.0 billion incentive package from state, county and local governments. In addition, we hope to apply for federal funding from the CHIPS and Science Act of 2022 to accelerate the construction and build-out of the facility. We also intend to apply for and potentially sell tax credits as part of the Inflation Reduction Act to further fund our expansion initiatives.
For fiscal 2023, we target approximately $1.0 billion of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our new Silicon Carbide fabrication facility in New York and the construction of our new materials manufacturing facility in Siler City, North Carolina. Our target net capital investment figure is net of approximately $275 million of expected reimbursements from the State of New York Urban Development Corporation under the Grant Disbursement Agreement during the fiscal year.
Given our current cash position, we believe we will be able to fund daily operations for at least the next 12 months but may need to obtain additional funding to fully complete our intended expansion initiatives described above. We believe we will be able to obtain the necessary funding and are exploring a variety of options, including, but not limited to, customer deposits, private funding, public markets, government reimbursements and selling transferable government tax credits.

Cash Flows
In summary, our cash flows were as follows:

	Three months ended
	September 25, 2022	September 26, 2021	Change
Cash used in operating activities	($12.7)	($62.5)	$49.8	(80)%
Cash provided by (used in) investing activities	102.8	(32.0)	134.8	(421)%
Cash used in financing activities	(17.6)	(22.9)	5.3	(23)%
Effect of foreign exchange changes	(0.4)	(0.1)	(0.3)	(300)%
Net change in cash and cash equivalents	$72.1	($117.5)	$189.6	(161)%
Cash Flows from Operating Activities
Net cash used in operating activities decreased primarily due to the receipt of a $49.4 million arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property related reimbursements.
Cash provided by investing activities increased primarily due to proceeds of an earnout payment related to the LED Business Divestiture of $101.8 million and a decrease in property and equipment purchases of $148.2 million, which was partially offset by a decrease in net proceeds from short-term investments of $111.7 million.
Cash Flows from Financing Activities
For the three months ended September 25, 2022 and September 26, 2021, cash used in financing activities primarily consisted of $16.9 million and $22.5 million in tax withholdings on vested equity awards, respectively.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 25, 2022, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K. There have been no material changes to the amounts presented therein.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of the 2022 Form 10-K. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability to access funding, and possible trade tariffs and trade restrictions.
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
General trade tensions between the United States and China have been escalating, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the U.S. and European countries. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflict between Russia and Ukraine continues for a prolonged period of time, or if other countries, including the U.S., become involved in the conflict, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete our intended expansion initiatives, which we may seek to obtain through, among other avenues, public or private equity offerings and debt financings. If unfavorable capital market conditions exist, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our Silicon Carbide capacity with the opening of a state-of-the-art, automated 200mm capable Silicon Carbide device fabrication facility, an expansion of our materials factory in Durham, North Carolina, and the future construction of a new materials manufacturing facility in Siler City, North Carolina;
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
•access capital markets to fund our growth initiatives, including our ongoing and planned capacity expansions;
•expand the capability of our information systems to support a more complex business, such as our current implementation of a new company-wide enterprise resource planning (ERP) system;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In the fourth quarter of fiscal 2022, we opened a new Silicon Carbide device fabrication facility in Marcy, New York to complement the materials factory expansion underway at our United States campus headquarters in Durham, North Carolina. We also commenced work on our new materials manufacturing facility in Siler City, North Carolina in the first quarter of fiscal 2023. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, including, but not limited to, the following:

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

On March 1, 2021, we completed the sale of our former LED Products segment to SMART pursuant to the Asset Purchase Agreement dated October 18, 2020 (the LED Purchase Agreement). We are subject to a number of risks associated with this transaction, including risks associated with:
•the restrictions on and obligations with respect to our business set forth in the transition services agreement and the Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), in each case between us and CreeLED; and
•any required payments of indemnification obligations under the LED Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants.
As a result of these risks, we may be unable to realize the anticipated benefits of the transaction. Our failure to realize the anticipated benefits of the transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue additional strategic transactions.
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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information and such attempts may increase in terms of frequency and severity in light of the sanctions imposed on Russia in response to its invasion of Ukraine. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, ransomware, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs and is usually not recognized until after it has occurred. To date, we do not believe that such unauthorized access has caused us any material damage. We might be unaware of any such access or unable to determine its magnitude and effects. We are also at risk of security breaches and disruptions occurring at third parties that we work with, including our customers and suppliers. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position, result in a loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damage caused by the incident, divert management's attention and other resources, and reduce the value of our investment in research and development. In addition, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
The spread of COVID-19 and its variants has caused us to modify our business practices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and its variants, and our ability to perform critical functions could be harmed. In addition, in light of concerns about the spread of COVID-19 and its variants, our workforce has at times been operating at reduced levels at our manufacturing facilities and at the facilities of some of our contract manufacturers, which may continue to have an adverse impact on our ability to timely meet future customer orders.
The duration of the business disruption and related financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain raw materials, manage input costs, manage customer credit risk, manufacture products or deliver inventory in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19, its variants or an outbreak of any other infectious disease will further impact our operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants, the efficacy and effectiveness of vaccines, and the actions to contain the virus or treat its impact, among others.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition, such as the change in estimated useful lives of certain assets applied in the first quarter of fiscal 2022.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on The Nasdaq Global Select Market (until October 1, 2021) and the New York Stock Exchange (on and after October 4, 2021) ranged from a low of $58.67 to a high of $141.87 during the twelve months ended September 25, 2022. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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
As of September 25, 2022, our indebtedness consisted of $575.0 million aggregate principal amount of the 2026 Notes and $750.0 million aggregate principal amount of the 2028 Notes (collectively, the Outstanding Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Outstanding Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Notice of Grant to Gregg A. Lowe, dated August 29, 2022		8-K	10.1	8/31/2022
10.2	Notice of Grant to Neill P. Reynolds, dated August 29, 2022		8-K	10.2	8/31/2022
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

October 27, 2022

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)