Form 10-Q
period 2022-12-25
WOLFSPEED, INC.
filed 2023-01-26
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2022
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 20, 2023, was 124,416,688.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended December 25, 2022

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	December 25, 2022	June 26, 2022
Assets
Current assets:
Cash and cash equivalents	$1,085.1	$449.5
Short-term investments	1,399.3	749.3
Total cash, cash equivalents and short-term investments	2,484.4	1,198.8
Accounts receivable, net	169.3	150.2
Inventories	266.6	227.0
Income taxes receivable	1.0	1.3
Prepaid expenses	28.0	32.1
Other current assets	133.4	151.4
Current assets held for sale	1.6	1.6
Total current assets	3,084.3	1,762.4
Property and equipment, net	1,649.6	1,481.1
Goodwill	359.2	359.2
Intangible assets, net	120.0	125.4
Long-term receivables	2.9	104.7
Deferred tax assets	1.0	1.0
Other assets	125.9	83.7
Total assets	$5,342.9	$3,917.5

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$389.1	$307.7
Accrued contract liabilities	34.8	37.0
Income taxes payable	9.4	11.6
Finance lease liabilities	0.5	0.5
Other current liabilities	26.2	31.7
Total current liabilities	460.0	388.5
Long-term liabilities:
Convertible notes, net	3,021.0	1,021.6
Deferred tax liabilities	3.5	3.2
Finance lease liabilities - long-term	9.4	9.6
Other long-term liabilities	68.8	55.3
Total long-term liabilities	3,102.7	1,089.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 25, 2022 and June 26, 2022; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at December 25, 2022 and June 26, 2022; 124,413 and 123,795 shares issued and outstanding at December 25, 2022 and June 26, 2022, respectively	0.2	0.2
Additional paid-in-capital	3,660.0	4,228.4
Accumulated other comprehensive loss	(28.6)	(25.3)
Accumulated deficit	(1,851.4)	(1,764.0)
Total shareholders’ equity	1,780.2	2,439.3
Total liabilities and shareholders’ equity	$5,342.9	$3,917.5
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
in millions of U.S. Dollars, except share data
Revenue, net	$216.1	$173.1	$457.4	$329.7
Cost of revenue, net	149.2	116.1	310.6	223.3
Gross profit	66.9	57.0	146.8	106.4
Operating expenses:
Research and development	57.0	50.2	112.2	100.1
Sales, general and administrative	55.7	48.0	110.7	97.0
Amortization or impairment of acquisition-related intangibles	2.8	3.6	5.7	7.2
Loss on disposal or impairment of other assets	0.1	0.5	0.2	0.3
Other operating expense	42.6	15.6	85.0	28.4
Operating loss	(91.3)	(60.9)	(167.0)	(126.6)
Non-operating (income) expense, net	(0.8)	27.8	(50.5)	31.9
Loss before income taxes	(90.5)	(88.7)	(116.5)	(158.5)
Income tax expense	0.4	8.0	0.6	8.3
Net loss	($90.9)	($96.7)	($117.1)	($166.8)

Basic and diluted loss per share	($0.73)	($0.82)	($0.94)	($1.42)

Weighted average shares - basic and diluted (in thousands)	124,344	117,218	124,190	117,068
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Net loss	($90.9)	($96.7)	($117.1)	($166.8)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	3.7	(3.6)	(3.3)	(4.4)
Comprehensive loss	(87.2)	(100.3)	(120.4)	(171.2)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(26.2)	—	(26.2)
Unrealized loss on available-for-sale securities	—	—	—	—	(7.0)	(7.0)
Comprehensive loss						(33.2)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)
Stock-based compensation	—	—	23.2	—	—	23.2
Exercise of stock options and issuance of shares	415	—	0.5	—	—	0.5
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Balance at September 25, 2022	124,210	$0.2	$3,902.2	($1,760.5)	($32.3)	$2,109.6
Net loss	—	—	—	(90.9)	—	(90.9)
Unrealized gain on available-for-sale securities	—	—	—	—	3.7	3.7
Comprehensive loss						(87.2)
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	21.4	—	—	21.4
Exercise of stock options and issuance of shares	203	—	10.7	—	—	10.7
Capped call transactions related to the issuance of convertible notes due December 1, 2029	—	—	(273.9)	—	—	(273.9)
Balance at December 25, 2022	124,413	$0.2	$3,660.0	($1,851.4)	($28.6)	$1,780.2
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5
Net loss	—	—	—	(70.1)	—	(70.1)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.8)	(0.8)
Comprehensive loss						(70.9)
Tax withholding on vested equity awards	—	—	(22.5)	—	—	(22.5)
Stock-based compensation	—	—	15.6	—	—	15.6
Exercise of stock options and issuance of shares	495	—	0.7	—	—	0.7
Balance at September 26, 2021	116,186	$0.1	$3,670.6	($1,633.2)	$1.9	$2,039.4
Net loss	—	—	—	(96.7)	—	(96.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(3.6)	(3.6)
Comprehensive loss						(100.3)
Tax withholding on vested equity awards	—	—	(2.8)	—	—	(2.8)
Stock-based compensation	—	—	15.7	—	—	15.7
Exercise of stock options and issuance of shares	258	—	10.7	—	—	10.7
Issuance of shares related to the extinguishment of convertible notes due September 1, 2023	7,126	0.1	416.1	—	—	416.2
Balance at December 26, 2021	123,570	$0.2	$4,110.3	($1,729.9)	($1.7)	$2,378.9
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021
Operating activities:
Net loss	($117.1)	($166.8)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77.1	67.5
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	2.9	9.0
Loss on extinguishment of debt	—	24.8
Stock-based compensation	43.2	30.0
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory optimization and start-up costs	2.0	1.6
Amortization of premium/discount on investments	2.2	3.2
Realized gain on sale of investments	—	(0.3)
Deferred income taxes	0.3	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(19.1)	(14.1)
Inventories	(38.2)	(41.0)
Prepaid expenses and other assets	(1.8)	(5.7)
Accounts payable, trade	4.2	2.8
Accrued salaries and wages and other liabilities	(33.2)	(13.3)
Accrued contract liabilities	(2.2)	6.9
Cash used in operating activities	(79.7)	(95.0)
Investing activities:
Purchases of property and equipment	(237.8)	(401.6)
Purchases of patent and licensing rights	(2.9)	(2.6)
Proceeds from sale of property and equipment, including insurance proceeds	1.7	2.7
Purchases of short-term investments	(814.1)	(29.8)
Proceeds from maturities of short-term investments	115.5	107.8
Proceeds from sale of short-term investments	43.1	189.2
Reimbursement of property and equipment purchases from long-term incentive agreement	70.7	50.8
Proceeds from sale of business resulting from the receipt of transaction related note receivable	101.8	—
Cash used in investing activities	(722.0)	(83.5)
Financing activities:
Proceeds from long-term debt borrowings	—	20.0
Payments on long-term debt borrowings, including finance lease obligations	(0.3)	(20.2)
Proceeds from issuance of common stock	11.2	11.5
Tax withholding on vested equity awards	(17.3)	(25.3)
Proceeds from convertible notes	1,750.0	—
Payments of debt issuance costs	(31.4)	—
Cash paid for capped call transactions	(273.9)	—
Commitment fees on long-term incentive agreement	(1.0)	(1.0)
Cash provided by (used in) financing activities	1,437.3	(15.0)
Effects of foreign exchange changes on cash and cash equivalents	—	(0.1)
Net change in cash and cash equivalents	635.6	(193.6)
Cash and cash equivalents, beginning of period	449.5	379.0
Cash and cash equivalents, end of period	$1,085.1	$185.4
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at December 25, 2022, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 26, 2022 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2022 (fiscal 2022) (the 2022 Form 10-K). The results of operations for the three and six months ended December 25, 2022 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 25, 2023 (fiscal 2023).
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
The Company adopted this standard on June 27, 2022, the first day of its 2023 fiscal year, under the modified retrospective approach. The adoption resulted in (i) a reduction of additional paid in capital by $333.0 million for the recombination of the equity conversion component of the convertible notes outstanding, which was initially separated and recorded in equity, (ii) an increase in the cumulative convertible note carrying value of $277.9 million as a result of removing previously recorded debt discounts, (iii) a decrease in property, plant and equipment for previously capitalized non-cash interest of $25.4 million and (iv) a decrease to beginning accumulated deficit as of June 27, 2022 of $29.7 million to recognize the cumulative gain on adoption. The Company did not recognize a discrete tax impact related to the opening deferred tax balances as of June 27, 2022 due to a full U.S. valuation allowance.

Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This standard will require entities to provide annual disclosures regarding government assistance. More specifically, the amendments in the standard improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions; (2) the accounting for those transactions; and (3) the effect of those transactions on an entity's financial statements. An entity can apply the amendments prospectively or retrospectively. The Company adopted this standard on June 27, 2022 and will apply the amendments prospectively. The required disclosures will be reflected in the Company’s Annual Report on Form 10-K for the fiscal year ending June 25, 2023.
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

For the three and six months ended December 25, 2022, the Company recognized $0.9 million and $1.8 million in administrative fees related to the LED RELA, respectively, of which $0.3 million is included in accounts receivable, net in the consolidated balance sheet as of December 25, 2022. For the three and six months ended December 26, 2021, the Company recognized $0.9 million and $1.8 million in administrative fees related to the LED RELA, respectively. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases."
For the three and six months ended December 25, 2022, the Company recognized $1.8 million and $3.7 million in administrative fees related to the LED TSA, respectively, of which $0.6 million is included in accounts receivable, net in the consolidated balance sheet as of December 25, 2022. For the three and six months ended December 26, 2021, the Company recognized $2.4 million and $5.3 million in administrative fees related to the LED TSA, respectively. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of December 25, 2022.
For the three and six months ended December 25, 2022, the Company recognized a net loss of $2.6 million and $2.5 million, respectively, in non-operating income, net related to the Wafer Supply Agreement, of which a receivable of $1.6 million is included in other assets in the consolidated balance sheet as of December 25, 2022. For the three and six months ended December 26, 2021, the Company recognized a net loss of $0.1 million and $0.9 million, respectively, in non-operating income, net related to the Wafer Supply Agreement.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $45.6 million as of December 25, 2022 and $47.8 million as of June 26, 2022. The decrease was primarily due to decreases in ship and debit reserves and product exchange reserves. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
For the three and six months ended December 25, 2022, the Company did not recognize revenue that was included in contract liabilities as of June 26, 2022.
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Six months ended
	December 25, 2022		December 26, 2021		December 25, 2022		December 26, 2021
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$63.6	29.4%	$61.7	35.6%	$139.3	30.5%	$119.8	36.3%
China	52.0	24.1%	49.7	28.7%	118.0	25.8%	92.6	28.1%
United States	53.3	24.7%	32.7	18.9%	103.7	22.7%	58.7	17.8%
Asia Pacific (excluding China)	46.1	21.3%	28.5	16.5%	93.9	20.5%	57.9	17.6%
Other	1.1	0.5%	0.5	0.3%	2.5	0.5%	0.7	0.2%
Total	$216.1		$173.1		$457.4		$329.7

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
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	December 25, 2022	June 26, 2022
Right-of-use asset (1)	$58.1	$48.5

Current lease liability (2)	5.3	4.6
Non-current lease liability (3)	57.3	43.6
Total operating lease liabilities	$62.6	$48.2

Finance Leases:
Finance lease assets (4)	$10.0	$10.3

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	9.4	9.6
Total finance lease liabilities	$9.9	$10.1
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $2.5 million and $4.7 million for the three and six months ended December 25, 2022, respectively, and $3.3 million and $4.8 million for the three and six months ended December 26, 2021, respectively.
Short-term lease expense, variable lease expense and sublease income were immaterial for the three and six months ended December 25, 2022 and December 26, 2021.
Finance lease amortization was $0.2 million and $0.4 million and interest expense was less than $0.1 million and $0.1 million for the three and six months ended December 25, 2022, respectively. Finance lease amortization was $0.3 million and $0.7 million and interest expense was $0.1 million and $0.2 million for the three and six months ended December 26, 2021, respectively.

Cash Flows
Cash flow information consisted of the following (1):

	Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021
Cash (used in) provided by operating activities:
Cash paid for operating leases	($2.7)	($4.2)
Cash received from tenant improvement allowance on operating lease	3.1	—
Cash paid for interest portion of financing leases	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.3)	(0.2)
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of December 25, 2022 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 25, 2023 (remainder of fiscal 2023)	$3.4	$0.4	$3.8
June 30, 2024	9.2	0.7	9.9
June 29, 2025	9.9	0.7	10.6
June 28, 2026	9.7	0.7	10.4
June 27, 2027	8.4	0.4	8.8
Thereafter	67.1	14.2	81.3
Total lease payments	107.7	17.1	124.8
Future tenant improvement allowances	(18.5)	—	(18.5)
Imputed lease interest	(26.6)	(7.2)	(33.8)
Total lease liabilities	$62.6	$9.9	$72.5
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	134	556
Weighted average discount rate (2)	4.46%	2.68%
(1) Weighted average remaining lease term of finance leases excluding the 49-year ground lease is 47 months.
(2) Weighted average discount rate of finance leases excluding the 49-year ground lease is 3.49%.
Lease Income
As mentioned in Note 2, "Discontinued Operations", on March 1, 2021 and in connection with the sale of its LED Business, the Company entered into the LED RELA pursuant to which the Company leases to CreeLED approximately 58,000 square feet of the Company’s property and certain facilities in Durham, North Carolina for a total of $3.6 million per year. The lease term is 24 months and expires on February 26, 2023. Subject to certain provisions in the LED RELA, CreeLED may terminate its rights or a portion of its rights under the agreement at any time with sixty days written notice. A notice of thirty days is permitted under certain circumstances as defined in the agreement. The agreement does not contain any renewal provisions.
The Company recognized lease income of $0.9 million and $1.8 million for the three and six months ended December 25, 2022, respectively. The Company recognized lease income of $0.9 million and $1.8 million for the three and six months ended December 26, 2021, respectively.
The Company did not recognize any variable lease income for the three and six months ended December 25, 2022 and December 26, 2021.

Future minimum rental income relating to the LED RELA is $0.6 million for the remainder of fiscal 2023.

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	December 25, 2022	June 26, 2022
Billed trade receivables	$166.6	$148.0
Unbilled contract receivables	2.6	2.7
Royalties	0.8	0.7
	170.0	151.4
Allowance for bad debts	(0.7)	(1.2)
Accounts receivable, net	$169.3	$150.2

Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	December 25, 2022
Balance at beginning of period	$1.2
Current period provision change	(0.5)
Write-offs, net of recoveries	—
Balance at end of period	$0.7
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	December 25, 2022	June 26, 2022
Raw material	$84.0	$60.2
Work-in-progress	146.8	135.9
Finished goods	35.8	30.9
Inventories	$266.6	$227.0
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	December 25, 2022	June 26, 2022
Reimbursement receivable on long-term incentive agreement	$111.6	$132.5
Accrued interest receivable	11.2	5.9
Receivable on Wafer Supply Agreement	1.6	2.7
Inventory related to Wafer Supply Agreement	2.8	3.9
Deferred product costs	0.3	2.5
Other	5.9	3.9
Other current assets	$133.4	$151.4

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	December 25, 2022	June 26, 2022
Accounts payable, trade	$132.2	$57.8
Accrued salaries and wages	54.9	80.6
Accrued property and equipment	156.8	132.1
Accrued expenses and other	45.2	37.2
Accounts payable and accrued expenses	$389.1	$307.7
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Factory start-up costs	37.6	11.0	76.0	19.6
Project, transformation and transaction costs	4.5	2.5	7.5	4.1
Restructuring costs	0.2	2.1	0.2	4.7
Non-restructuring related executive severance	0.3	—	1.3	—
Other operating expense	$42.6	$15.6	$85.0	$28.4
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $28.6 million and $25.3 million of net unrealized losses on available-for-sale securities as of December 25, 2022 and June 26, 2022, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss was a loss of less than $0.1 million for both the three and six months ended December 25, 2022 and a $0.1 million and $0.3 million gain for the three and six months ended December 26, 2021, respectively. Amounts were reclassified to non-operating (income) expense, net on the consolidated statements of operations.

Non-Operating (Income) Expense, net
The following table summarizes the components of non-operating (income) expense, net:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Gain on arbitration proceedings (1)	(0.9)	—	(50.3)	—
Loss on debt extinguishment (2)	—	24.8	—	24.8
Interest income	(11.6)	(2.4)	(15.9)	(5.0)
Interest expense, net of capitalized interest	7.8	5.3	12.6	12.0
Loss on Wafer Supply Agreement	2.6	0.1	2.5	0.9
Gain on sale of investments, net	—	(0.1)	—	(0.3)
Other, net	1.3	0.1	0.6	(0.5)
Non-operating (income) expense, net	($0.8)	$27.8	($50.5)	$31.9
(1) In the first quarter of fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. In the second quarter of fiscal 2023, a final payment, net of legal fees, was received. The arbitration award is recognized as non-operating income, net of legal fees incurred.
(2) As discussed further in Note 9, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 2023 Notes (as defined below) were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Statements of Cash Flows - non-cash activities

	Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021
Lease asset and liability additions	$12.7	$5.6
Lease asset and liability modifications, net	0.6	2.9
Lease terminations	—	(0.2)
Settlement of 2023 Notes in shares of common stock (1)	—	416.1
Decrease in property, plant and equipment from investment tax credit receivables	24.3	—
Decrease in property, plant and equipment from long-term incentive related receivables	49.8	81.1
(1) As discussed further in Note 9, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 2023 Notes were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Accrued property and equipment as of December 25, 2022 and December 26, 2021 was $156.8 million and $135.7 million, respectively.

Note 6 – Investments
Short-term investments consisted of the following (in millions of U.S. Dollars):

	December 25, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$618.2	$0.1	($20.2)	$—	$598.1
U.S. treasury securities	251.2	—	(1.1)	—	250.1
Certificates of deposit	196.9	—	—	—	196.9
Municipal bonds	180.6	0.1	(5.0)	—	175.7
Variable rate demand notes	94.4	—	—	—	94.4
Commercial paper	64.0	—	—	—	64.0
U.S. agency securities	20.2	—	(0.1)	—	20.1
Total short-term investments	$1,425.5	$0.2	($26.4)	$—	$1,399.3

	June 26, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$465.8	$—	($17.8)	$—	$448.0
Municipal bonds	166.5	0.1	(4.4)	—	162.2
U.S. treasury securities	66.5	—	(0.7)	—	65.8
Variable rate demand notes	69.4	—	—	—	69.4
U.S. agency securities	4.0	—	(0.1)	—	3.9
Total short-term investments	$772.2	$0.1	($23.0)	$—	$749.3
All short-term investments are classified as available-for-sale. The Company did not have any long-term investments as of December 25, 2022 and June 26, 2022.

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	December 25, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$361.0	($12.1)	$146.4	($8.1)	$507.4	($20.2)
Municipal bonds	108.5	(3.2)	35.7	(1.8)	144.2	(5.0)
U.S. treasury securities	133.6	(1.1)	—	—	133.6	(1.1)
U.S. agency securities	5.0	—	1.9	(0.1)	6.9	(0.1)
Total	$608.1	($16.4)	$184.0	($10.0)	$792.1	($26.4)
Number of securities with an unrealized loss		265		90		355

	June 26, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$431.1	($17.4)	$8.3	($0.4)	$439.4	($17.8)
Municipal bonds	150.0	(4.4)	1.0	—	151.0	(4.4)
U.S. treasury securities	65.8	(0.7)	—	—	65.8	(0.7)
U.S. agency securities	3.9	(0.1)	—	—	3.9	(0.1)
Total	$650.8	($22.6)	$9.3	($0.4)	$660.1	($23.0)
Number of securities with an unrealized loss		346		5		351
Additionally, the Company held cash equivalent securities in unrealized loss positions as of December 25, 2022 and June 26, 2022. As of December 25, 2022, the Company held ten cash equivalent securities in unrealized loss positions with an aggregate fair value of $104.7 million and an aggregate unrealized loss of less than $0.1 million. As of June 26, 2022, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $69.0 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of December 25, 2022 and June 26, 2022 have been in unrealized loss positions for less than 12 months.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $11.2 million and $5.9 million as of December 25, 2022 and June 26, 2022, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and six months ended December 25, 2022 and December 26, 2021.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating (income) expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of December 25, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 25, 2022.

The contractual maturities of short-term investments as of December 25, 2022 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Corporate bonds	$298.0	$300.1	$—	$—	$598.1
U.S. treasury securities	196.8	53.3	—	—	250.1
Certificates of deposit	196.9	—	—	—	196.9
Municipal bonds	66.1	109.6	—	—	175.7
Variable rate demand notes	—	—	14.7	79.7	94.4
Commercial paper	64.0	—	—	—	64.0
U.S. agency securities	15.1	5.0	—	—	20.1
Total short-term investments	$836.9	$468.0	$14.7	$79.7	$1,399.3

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of December 25, 2022 and June 26, 2022, financial assets utilizing Level 1 inputs included U.S. treasury securities and money market funds. Financial assets utilizing Level 2 inputs included commercial paper, certificates of deposit, corporate bonds, municipal bonds, variable rate demand notes and U.S. agency securities. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 25, 2022 and June 26, 2022.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	December 25, 2022			June 26, 2022
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
U.S. treasury securities	$307.0	$—	$307.0	$69.0	$—	$69.0
Money market funds	253.5	—	253.5	115.9	—	115.9
Commercial paper	—	67.6	67.6	—	59.4	59.4
Certificates of deposit	—	38.8	38.8	—	—	—
Corporate bonds	—	8.4	8.4	—	—	—
Municipal bonds	—	1.0	1.0	—	—	—
Total cash equivalents	560.5	115.8	676.3	184.9	59.4	244.3
Short-term investments:
Corporate bonds	—	598.1	598.1	—	448.0	448.0
U.S. treasury securities	250.1	—	250.1	65.8	—	65.8
Certificates of deposit	—	196.9	196.9	—	—	—
Municipal bonds	—	175.7	175.7	—	162.2	162.2
Variable rate demand notes	—	94.4	94.4	—	69.4	69.4
Commercial paper	—	64.0	64.0	—	—	—
U.S. agency securities	—	20.1	20.1	—	3.9	3.9
Total short-term investments	250.1	1,149.2	1,399.3	65.8	683.5	749.3
Total cash equivalents and short-term investments	$810.6	$1,265.0	$2,075.6	$250.7	$742.9	$993.6

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the six months ended December 25, 2022.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	December 25, 2022			June 26, 2022
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($34.3)	$62.5	$96.8	($31.2)	$65.6
Developed technology	68.0	(36.2)	31.8	68.0	(33.6)	34.4
Non-compete agreements	12.2	(12.2)	—	12.2	(12.2)	—
Acquisition related intangible assets	177.0	(82.7)	94.3	177.0	(77.0)	100.0
Patent and licensing rights	64.1	(38.4)	25.7	65.5	(40.1)	25.4
Total intangible assets	$241.1	($121.1)	$120.0	$242.5	($117.1)	$125.4
Total amortization of acquisition-related intangibles assets was $2.8 million and $5.7 million for the three and six months ended December 25, 2022, respectively, and $3.6 million and $7.2 million for the three and six months ended December 26, 2021, respectively.
Total amortization of patents and licensing rights was $1.3 million and $2.5 million for the three and six months ended December 25, 2022, respectively, and $1.5 million and $2.8 million for the three and six months ended December 26, 2021, respectively.

Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 25, 2023 (remainder of fiscal 2023)	$5.5	$2.3	$7.8
June 30, 2024	10.4	4.1	14.5
June 29, 2025	10.4	3.1	13.5
June 28, 2026	9.3	2.4	11.7
June 27, 2027	9.3	1.9	11.2
Thereafter	49.4	11.9	61.3
Total future amortization expense	$94.3	$25.7	$120.0

Note 9 – Long-term Debt
Revolving Line of Credit
As of December 25, 2022, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of December 25, 2022, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three and six months ended December 25, 2022, the average interest rate was 0.00% due to no borrowings. As of December 25, 2022, the unused line fee on available borrowings is 25 basis points.
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
Capped Call Transactions in relation to the 2028 Notes
On January 31, 2022, in connection with the pricing of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or affiliates thereof (the 2028 Notes Capped Call Counterparties). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the 2028 Notes Capped Call Transactions) with each of the 2028 Notes Capped Call Counterparties. The 2028 Notes Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the 2028 Notes. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2028 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $212.04 per share, representing a premium of 125% over the last reported sale price per share of our common stock on January 31, 2022, subject to certain adjustments under the terms of the 2028 Notes Capped Call Transactions.
The 2028 Notes Capped Call Transactions are separate transactions entered into by the Company with each of the 2028 Notes Capped Call Counterparties, are not part of the terms of the 2028 Notes, and do not affect any holder’s rights under the 2028 Notes. Holders of the 2028 Notes do not have any rights with respect to the 2028 Notes Capped Call Transactions.
2029 Convertible Notes
On November 21, 2022, the Company sold $1,525.0 million aggregate principal amount of 1.875% convertible senior notes due December 1, 2029 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $225.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2029 Notes). The total net proceeds from the 2029 Notes offering was approximately $1,718.6 million.
The Company used approximately $273.9 million of the net proceeds from the 2029 Notes to fund the cost of entering into capped call transactions, as described below.

The conversion rate will initially be 8.4118 shares of common stock per one thousand dollars in principal amount of 2029 Notes (equivalent to an initial conversion price of approximately $118.88 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event, or who elects to convert any 2029 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2029 Notes prior to December 4, 2026. The Company may redeem for cash all or any portion of the 2029 Notes, at its option, on a redemption date occurring on or after December 4, 2026 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their 2029 Notes at a fundamental repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2023 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 1, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
Capped Call Transactions in relation to the 2029 Notes
On November 16, 2022, in connection with the pricing of the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or their affiliates and another financial institution (the 2029 Notes Capped Call Counterparties). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the 2029 Notes Capped Call Transactions) with each of the 2029 Notes Capped Call Counterparties. The 2029 Notes Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the 2029 Notes. The 2029 Notes Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2029 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $202.538 per share, representing a premium of 130% over the last reported sale price per share of our common stock on November 16, 2022, subject to certain adjustments under the terms of the 2029 Notes Capped Call Transactions.
The 2029 Notes Capped Call Transactions are separate transactions entered into by the Company with each of the 2029 Notes Capped Call Counterparties, are not part of the terms of the 2029 Notes, and do not affect any holder’s rights under the 2029 Notes. Holders of the 2029 Notes do not have any rights with respect to the 2029 Notes Capped Call Transactions.
Accounting for 2023 Notes, 2026 Notes, 2028 Notes and 2029 Notes
In accounting for the issuance of the 2023 Notes, 2026 Notes and 2028 Notes, the Company separated such notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $110.6 million, $145.4 million and $187.6 million for the 2023 Notes, 2026 Notes and 2028 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the 2023 Notes, 2026 Notes and 2028 Notes. Due to the partial extinguishment of the 2023 Notes in connection with the issuance of the 2026 Notes, the equity component of the 2023 Notes was reduced by $27.7 million during the fourth quarter of fiscal 2020.

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
Upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023, the unamortized discounts on the 2026 Notes and 2028 Notes were eliminated and the liability and equity components relating to the debt issuance costs for the 2026 Notes and 2028 Notes are now presented as a single liability.
Debt issuance costs in relation to the 2029 Notes were accounted for as a reduction of the principal balance and will be amortized over the term of the 2029 Notes.
The 2026 Notes, 2028 Notes and 2029 Notes (the Outstanding Notes) are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Outstanding Notes; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
The net carrying amount of the liability component of the Outstanding Notes is as follows:

(in millions of U.S. Dollars)	December 25, 2022	June 26, 2022
Principal	$3,075.0	$1,325.0
Unamortized discount and issuance costs	(54.0)	(303.4)
Net carrying amount	$3,021.0	$1,021.6
The net carrying amount of the equity component of the Outstanding Notes is as follows:

(in millions of U.S. Dollars)	December 25, 2022 (1)	June 26, 2022
Discount related to value of conversion option	$—	$341.1
Debt issuance costs	—	(8.1)
Net carrying amount	$—	$333.0
(1) As discussed above, the equity components of the 2026 Notes and 2028 Notes were eliminated upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023.
The interest expense, net recognized related to the Outstanding Notes is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Interest expense, net of capitalized interest	$5.7	$0.8	$8.7	$1.9
Amortization of discount and debt issuance costs, net of capitalized interest	1.6	3.9	2.9	9.0
Total interest expense, net	$7.3	$4.7	$11.6	$10.9

The Company did not capitalize interest expense for the three and six months ended December 25, 2022. For the three and six months ended December 26, 2021, the Company capitalized $2.6 million and $4.9 million of interest expense, respectively, and $5.8 million and $11.2 million of amortization of discount and issuance costs, respectively, in connection with the building of a new Silicon Carbide device fabrication facility in New York.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for the 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on December 31, 2022. As a result, the 2026 Notes are convertible at the option of the holders through March 31, 2023.
As of December 25, 2022, the if-converted value of the 2026 Notes exceeded their respective principal amounts by $303.3 million.
The estimated fair value of the Outstanding Notes is $3.3 billion as of December 25, 2022, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars, except share data)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Net loss	($90.9)	($96.7)	($117.1)	($166.8)

Weighted average shares - basic and diluted (in thousands)	124,344	117,218	124,190	117,068

Loss per share - basic and diluted	($0.73)	($0.82)	($0.94)	($1.42)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three and six months ended December 25, 2022, 2.8 million and 2.8 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended December 26, 2021, 3.1 million and 3.3 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
In addition, future earnings per share of the Company are also subject to dilution from conversion of the 2026 Notes, 2028 Notes and 2029 Notes under certain conditions as described in Note 9, “Long-term Debt.”

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
Stock Option Awards
A summary of stock option awards outstanding as of December 25, 2022 and changes during the six months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 26, 2022	69	$25.12
Granted	—	$—
Exercised	(28)	$25.46
Forfeited or expired	(1)	$26.07
Outstanding at December 25, 2022	40	$24.86
Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of December 25, 2022 and changes during the six months then ended is as follows:

(unit awards in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2022	1,894	$75.67
Granted	1,225	$88.41
Vested	(629)	$66.52
Forfeited	(156)	$71.44
Nonvested at December 25, 2022	2,334	$84.25
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Cost of revenue, net	$5.8	$4.2	$11.9	$7.3
Research and development	5.1	2.6	8.6	5.0
Sales, general and administrative	10.3	8.6	22.7	17.7
Total stock-based compensation expense	$21.2	$15.4	$43.2	$30.0
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of December 25, 2022, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 26, 2022, the Company's liability for unrecognized tax benefits was $7.2 million. During the six months ended December 25, 2022, the Company did not record any material movement in its unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of December 25, 2022 was $7.2 million. If any portion of this $7.2 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $1.7 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
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

Note 13 – Commitments and Contingencies
Litigation
The Company is currently a party to various legal proceedings, including the case described below. While management presently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in matters for which injunctive relief or other conduct remedies may be sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operations, financial position and overall trends. The outcomes in these matters are not reasonably estimable.
In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleges willful infringement, and seeks unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. The Company denies Purdue’s remaining allegations and has developed numerous defenses, including non-infringement, multiple invalidity grounds, and unenforceability due to inequitable conduct before the U.S. Patent & Trademark Office. The litigation with Purdue is in the early stages of fact discovery, and trial is currently scheduled to begin in August 2024. Due to the early stage of the case, the Company is unable to estimate the possible range of loss, if any, at this time.
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
As of December 25, 2022, the Company has reduced property and equipment, net by a total of $334.9 million as a result of GDA reimbursements, of which $220.4 million has been received in cash and an additional $114.5 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.

Note 14 - Restructuring
The Company has approved various operational plans that include restructuring costs. All restructuring costs are recorded in other operating expense on the consolidated statement of operations.
Corporate Restructuring
In January 2022, the Company commenced a plan to open a global IT shared services hub in Belfast, Northern Ireland in partnership with the Northern Ireland government. The Company recorded $0.2 million of severance-related costs relating to this plan for both the three and six months ended December 25, 2022 and has accrued $0.8 million as of December 25, 2022.
Factory Optimization Restructuring
In May 2019, the Company started a significant, multi-year factory optimization plan anchored by a state-of-the-art, automated 200mm capable Silicon Carbide and GaN fabrication facility in Marcy, New York to complement an expansion of the Company's Silicon Carbide materials production at its U.S. campus headquarters in Durham, North Carolina. As part of the plan, the Company incurred restructuring charges associated with the movement of equipment as well as disposals on certain long-lived assets.
The factory optimization restructuring plan concluded in fiscal 2022. For the three and six months ended December 26, 2021, the Company expensed and paid $1.8 million and $3.4 million, respectively, of restructuring charges associated with the movement of equipment related to the factory optimization plan. Additionally, the Company expensed and paid $0.3 million and $1.3 million of restructuring charges associated with disposals of certain long-lived assets for the three and six months ended December 26, 2021, respectively.

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 26, 2022 (the 2022 Form 10-K). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, we expect the supply situation for these items to remain tight for at least the next few quarters. In addition, the ongoing military conflict between Russia and Ukraine may further exacerbate supply constraints. The current high demand for our products has also led to supply constraints for our customers. We are working closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers to the extent possible, including entering into purchase agreements with suppliers to secure future supply, although we expect that constraints may continue to limit our shipments in the near term.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the adoption of Silicon Carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. For example, decreasing consumer or industrial demand as a result of an economic slowdown or recession may lead our customers to delay designing in our products. Recently, we have been seeing softening demand for our RF products but significantly higher demand for our power products. We believe the increased demand for our power products reflects the value that the industry places on a transition to Silicon Carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electrical vehicle (EV) and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand.
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
Overview of the six months ended December 25, 2022
The following is a summary of our financial results as of and for the six months ended December 25, 2022 compared to the six months ended December 26, 2021, unless otherwise stated.
•Our revenue increased $127.7 million to $457.4 million.
•Gross margin decreased to 32.1% from 32.3%. Gross profit increased to $146.8 million from $106.4 million.
•Operating loss was $167.0 million compared to $126.6 million.
•Diluted loss per share was $0.94 compared to $1.42.
•Combined cash, cash equivalents and short-term investments was $2,484.4 million at December 25, 2022 and $1,198.8 million at June 26, 2022.
•Convertible notes, net was $3,021.0 million at December 25, 2022 and $1,021.6 million at June 26, 2022. As discussed further below and in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we sold $1,750.0 million aggregate principal amount of 1.875% convertible senior notes due December 1, 2029 in the second quarter of fiscal 2023.
•Cash used in operating activities was $79.7 million compared to $95.0 million.
•Purchases of property and equipment, net were $167.1 million (net of $70.7 million in reimbursements) compared to $350.8 million (net of $50.8 million in reimbursements).
•Design-ins were $5.0 billion compared to $2.2 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our new state-of-the-art, automated 200mm Silicon Carbide device fabrication facility in Marcy, New York, where we continue to run qualification lots, an expansion of our materials factory at our U.S campus headquarters in Durham, North Carolina, and the recently announced plan to construct a new materials manufacturing facility in Siler City, North Carolina, all of which is expected to increase our production capacity. In fiscal 2022, we incurred $70.0 million of start-up and pre-production costs related to the ramping of production at the Marcy, New York facility. In fiscal 2023, we target approximately $125 million of start-up and underutilization costs primarily related to ramping of production at the Marcy, New York facility.
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
Design-ins
Design-ins are customer commitments to purchase our products and are one of the factors we use to forecast long-term demand and future revenue. To meet the qualification of a design-in, the customer provides us with documentation (e.g., a letter of intent, statement of work or developmental contract) that can include details such as the expected delivery timeline, estimated price, necessary capacity and required support. A design-in, even with a formal commitment, does not always convert to future revenue for a variety of reasons, including, but not limited to, the customer delaying or abandoning the project, capacity constraints, timeline challenges, and/or technology changes. Therefore, management uses the design-in amount as a guide to forecast future demand but it should not be taken as an absolute indicator of future revenue.

Results of Operations
Selected consolidated statements of operations data for the three and six months ended December 25, 2022 and December 26, 2021 is as follows:

	Three months ended				Six months ended
	December 25, 2022		December 26, 2021		December 25, 2022		December 26, 2021
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$216.1	100.0%	$173.1	100.0%	$457.4	100.0%	$329.7	100.0%
Cost of revenue, net	149.2	69.0	116.1	67.1	310.6	67.9	223.3	67.7
Gross profit	66.9	31.0	57.0	32.9	146.8	32.1	106.4	32.3
Research and development	57.0	26.4	50.2	29.0	112.2	24.5	100.1	30.4
Sales, general and administrative	55.7	25.8	48.0	27.7	110.7	24.2	97.0	29.4
Amortization or impairment of acquisition-related intangibles	2.8	1.3	3.6	2.1	5.7	1.2	7.2	2.2
Loss on disposal or impairment of other assets	0.1	—	0.5	0.3	0.2	—	0.3	0.1
Other operating expense	42.6	19.7	15.6	9.0	85.0	18.6	28.4	8.6
Operating loss	(91.3)	(42.2)	(60.9)	(35.2)	(167.0)	(36.5)	(126.6)	(38.4)
Non-operating (income) expense, net	(0.8)	(0.4)	27.8	16.1	(50.5)	(11.0)	31.9	9.7
Loss before income taxes	(90.5)	(41.9)	(88.7)	(51.2)	(116.5)	(25.5)	(158.5)	(48.1)
Income tax expense	0.4	0.2	8.0	4.6	0.6	0.1	8.3	2.5
Net loss	($90.9)	(42.1)	($96.7)	(55.9)	(117.1)	(25.6)	(166.8)	(50.6)

Basic and diluted loss per share	($0.73)		($0.82)		($0.94)		($1.42)

Revenue

Revenue was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Revenue	$216.1	$173.1	$43.0	25%	$457.4	$329.7	$127.7	39%
Revenue for the three and six months ended December 25, 2022 compared to the three and six months ended December 26, 2021 increased due to increased demand across all of our product lines, as well as increased production capacity for our power and materials product lines to meet strong demand during the period and in future periods.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Gross profit	$66.9	$57.0	$9.9	17%	$146.8	$106.4	$40.4	38%
Gross margin	31.0%	32.9%			32.1%	32.3%
The increases in gross profit for the three and six months ended December 25, 2022 compared to the three and six months ended December 26, 2021 were primarily due to increased revenues in the current periods.
The decrease in gross margin for the three months ended December 25, 2022 compared to the three months ended December 26, 2021 was primarily due to impacts from product mix, partially offset by impacts from increased revenues in the current period.
The decrease in gross margin for the six months ended December 25, 2022 compared to the six months ended December 26, 2021 was primarily due to the same factors for the three months ended December 25, 2022 compared to the three months ended December 26, 2021, partially offset by a gross margin improvement in the current period resulting from realizing the full impact of our early fiscal 2022 change in estimate to increase our expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets.*
* The change in our expected useful lives was applied in the first quarter of fiscal 2022 but had limited impact on that period's gross profit and gross margin because the majority of the impact in the first quarter of fiscal 2022 resulted in a reduction of inventory.

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
Research and development expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Research and development	$57.0	$50.2	$6.8	14%	$112.2	$100.1	$12.1	12%
Percent of revenue	26%	29%			25%	30%
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

Sales, General and Administrative
Sales, general and administrative (SG&A) expenses are comprised primarily of costs associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and consist of salaries and related compensation costs; consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs); marketing and advertising expenses; facilities and insurance costs; and travel and other costs.
SG&A expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Sales, general and administrative	$55.7	$48.0	$7.7	16%	$110.7	$97.0	$13.7	14%
Percent of revenue	26%	28%			24%	29%
The increases in SG&A expenses for the three and six months ended December 25, 2022 compared to the three and six months ended December 26, 2021 were primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as small increases in travel costs and professional services.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology and non-compete agreements.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Customer relationships	$1.6	$1.6	$—	—%	$3.1	$3.1	$—	—%
Developed technology	1.2	1.2	—	—%	2.6	2.6	—	—%
Non-compete agreements	—	0.8	(0.8)	(100)%	—	1.5	(1.5)	(100)%
Total amortization	$2.8	$3.6	($0.8)	(22)%	$5.7	$7.2	($1.5)	(21)%
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
Loss on disposal or impairment of other assets were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Loss on disposal or impairment of other assets	$0.1	$0.5	($0.4)	(80)%	$0.2	$0.3	($0.1)	(33)%
Loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.

Other Operating Expense
Other operating expense was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Factory start-up costs	37.6	11.0	26.6	242%	76.0	19.6	56.4	288%
Project, transformation and transaction costs	4.5	2.5	2.0	80%	7.5	4.1	3.4	83%
Restructuring costs	0.2	2.1	(1.9)	(90)%	0.2	4.7	(4.5)	(96)%
Non-restructuring related executive severance	0.3	—	0.3	100%	1.3	—	1.3	100%
Other operating expense	$42.6	$15.6	$27.0	173%	$85.0	$28.4	$56.6	199%
Factory start-up costs are costs related to expanding our production footprint to support expected growth.
Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes.
Restructuring costs relate to facility consolidations, disposals on certain long-lived assets, severance and other restructuring costs related to corporate restructuring plans. See Note 14, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our restructuring costs.
Other operating expense for the three and six months ended December 25, 2022 compared to the three and six months ended December 26, 2021 increased primarily due to increased start-up costs as we continue our expansion to a new Silicon Carbide device fabrication facility in Marcy, New York.
Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Gain on arbitration proceedings	($0.9)	$—	($0.9)	(100)%	($50.3)	$—	($50.3)	(100)%
Loss on debt extinguishment related to conversion of 2023 Notes	—	24.8	(24.8)	(100)%	—	24.8	(24.8)	(100)%
Interest income	(11.6)	(2.4)	(9.2)	383%	(15.9)	(5.0)	(10.9)	218%
Interest expense, net of capitalized interest	7.8	5.3	2.5	47%	12.6	12.0	0.6	5%
Loss on Wafer Supply Agreement	2.6	0.1	2.5	2,500%	2.5	0.9	1.6	178%
Gain on sale of investments, net	—	(0.1)	0.1	(100)%	—	(0.3)	0.3	(100)%
Other, net	1.3	0.1	1.2	1,200%	0.6	(0.5)	1.1	(220)%
Non-operating (income) expense, net	($0.8)	$27.8	($28.6)	(103)%	($50.5)	$31.9	($82.4)	(258)%
Gain on arbitration proceedings. In the first quarter of fiscal 2023, we received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. In the second quarter of fiscal 2023, a final payment was received. The gain recognized is net of legal fees incurred.
Loss on debt extinguishment related to conversion of 2023 Notes. In the second quarter of fiscal 2022, all of our outstanding 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) were converted into shares of our common stock, which resulted in a loss on extinguishment of $24.8 million. See Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on this loss on debt extinguishment.

Interest income. The increase in interest income in both periods was primarily driven by increased short-term investment balances, as well as increased returns on our short-term investments. Our short-term investment balances increased significantly in the second quarter of fiscal 2023 resulting from the net proceeds we received from the sale of our 1.875% convertible senior notes due December 1, 2029 (2029 Notes).
Interest expense, net of capitalized interest. The increase in interest expense in both periods related to interest from our 2028 Notes (as defined below) and the 2029 Notes, which were not outstanding as of December 26, 2021. In addition, interest expense increased from interest on our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), the interest of which was fully capitalized in the three and six months ended December 26, 2021 but fully expensed in the three and six months ended December 25, 2022. These increases were partially offset by a decrease in interest expense from our 2023 Notes, which were converted in the second quarter of fiscal 2022.
Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Products business unit to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain Silicon Carbide materials and fabrication services for up to four years. We recognized a supply agreement liability in connection with this agreement, which reached full amortization in the second quarter of fiscal 2023.
Income Tax Expense
Income tax expense and our effective tax rate was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 25, 2022	December 26, 2021	Change		December 25, 2022	December 26, 2021	Change
Income tax expense	$0.4	$8.0	($7.6)	(95)%	$0.6	$8.3	($7.7)	(93)%
Effective tax rate	—%	(9)%			(1)%	(5)%
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
Based on past performance and current expectations, we believe our current working capital, availability under our line of credit and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. With the strength of our working capital position, we believe that we have the ability to continue to invest in the near-term expansion of our production capacity, further development of our products and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties. However, even with our strong working capital position, we expect to need additional funding to fully complete our previously announced planned long-term capacity expansions.
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	December 25, 2022	June 26, 2022	Change
Cash and cash equivalents	$1,085.1	$449.5	$635.6
Short-term investments	1,399.3	749.3	650.0
Total cash, cash equivalents and short-term investments	$2,484.4	$1,198.8	$1,285.6
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
In the second quarter of fiscal 2023, we issued and sold a total of $1,750.0 million aggregate principal amount of 2029 Notes, as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2029 Notes was $1,718.6 million, of which we used $273.9 million to fund the cost of entering into capped call transactions. We expect to use the remainder of the net proceeds for general corporate purposes.
In addition, we received early payments on two unsecured promissory notes issued to us in connection with the sale of certain assets and subsidiaries comprising our former LED Products segment (the LED Business) to SMART on March 1, 2021 (the LED Business Divestiture). In the third quarter of fiscal 2022, we received an early payment in the amount of $125.0 million, along with outstanding accrued and unpaid interest as of the payment date, relating to the unsecured promissory note issued with the completion of the transaction. In the first quarter of fiscal 2023, we received an early payment in the amount of $101.8 million in connection with the unsecured promissory note issued in the fourth quarter of fiscal 2022 as an earn-out payment.
We have a $125 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, all of which was available for borrowing as of December 25, 2022. The purpose of this credit facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs.

As of December 25, 2022, we had unrealized losses on our short-term investments of $26.4 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 25, 2022 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of December 25, 2022 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 25, 2022.
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
Expected Uses of Liquidity
We recently opened our new Silicon Carbide device fabrication facility in Marcy, New York, to expand capacity for production of our Silicon Carbide devices. We expect to invest approximately $2.0 billion, an increase from our previously expected $1.0 billion, in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed over time by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). The increase is primarily due to capacity expansions at the site that have been pulled forward as a result of increased projected demand. As of December 25, 2022, we have spent approximately $800 million and received $220.4 million in reimbursements.
Additionally, we recently announced the intention to build a new materials manufacturing facility in Siler City, North Carolina. Starting in late fiscal 2023 and through fiscal 2024, we expect to invest approximately $1.3 billion in construction, equipment and other related costs for the new facility, net of estimated refundable federal investment tax credits and capital grants we expect to receive through the U.S. CHIPS and Science Act of 2022 (the CHIPS Act). The timing and amount of these estimated CHIPS Act incentives is uncertain. In addition, the facility is also further supported by an approximately $1.0 billion long-term incentive package from state, county and local governments, primarily in the form of property tax reimbursements and sales tax exemptions.
For fiscal 2023, we target approximately $1.0 billion of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our new Silicon Carbide fabrication facility in New York and the construction of our new materials manufacturing facility in Siler City, North Carolina. Our target net capital investment figure is net of approximately $150 million of expected reimbursements from the State of New York Urban Development Corporation under the Grant Disbursement Agreement during the fiscal year.
In addition, we also intend to apply for and potentially sell tax credits as part of the Inflation Reduction Act to further fund our expansion initiatives.
Given our current cash position, we believe we will be able to fund daily operations for at least the next 12 months but we expect to need additional funding to fully complete our previously announced planned expansion initiatives described above. We believe we will be able to obtain the necessary funding and are exploring a variety of options, including, but not limited to, customer deposits, private funding, public markets, government reimbursements and selling transferable government tax credits.

Cash Flows
In summary, our cash flows were as follows:

	Six months ended
	December 25, 2022	December 26, 2021	Change
Cash used in operating activities	($79.7)	($95.0)	$15.3	16%
Cash used in investing activities	(722.0)	(83.5)	(638.5)	(765)%
Cash provided by (used in) financing activities	1,437.3	(15.0)	1,452.3	9,682%
Effect of foreign exchange changes	—	(0.1)	0.1	100%
Net change in cash and cash equivalents	$635.6	($193.6)	$829.2	428%
Cash Flows from Operating Activities
Net cash used in operating activities decreased primarily due to a decrease in net loss during the period, partially offset by increased working capital in the current period primarily related to decreased employee related accruals.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property related reimbursements.
Cash used in investing activities increased primarily due to an increase in net purchases of short-term investments of $922.7 million, partially offset by proceeds of an earnout payment related to the LED Business Divestiture of $101.8 million and a decrease in net property and equipment purchases of $183.7 million.
Cash Flows from Financing Activities
For the six months ended December 25, 2022, cash provided by financing activities primarily consisted of $1,718.6 million in net proceeds from the issuance of the 2029 Notes and $11.2 million of proceeds from the issuance of common stock, partially offset by $273.9 million in cash paid for capped call transactions in connection with the 2029 Notes and $17.3 million in tax withholdings on vested equity awards.
For the six months ended December 26, 2021, cash used in financing activities primarily consisted of $25.3 million in tax withholdings on vested equity awards, partially offset by $11.5 million of proceeds from the issuance of common stock.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 25, 2022, we did not have any off-balance sheet arrangements.
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
In the second quarter of fiscal 2023, we completed the initial phase of our new enterprise resource planning (ERP) system implementation and migrated our general ledger and consolidation process onto the new system. In connection with this implementation, we modified certain internal control processes and procedures. Following the implementation, these changes to our control environment were validated according to our established processes. No other changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the second quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, which has been affected by the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
General trade tensions between the United States and China have been escalating, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the U.S. and European countries. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflict between Russia and Ukraine continues for a prolonged period of time, or if other countries, including the U.S., become involved in the conflict, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete our intended expansion initiatives, which we may seek to obtain through, among other avenues, public or private equity offerings and debt financings. If unfavorable capital market conditions exist, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
We are subject to risks related to international sales and purchases.
We expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.
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
We have revenue, operations and contract manufacturing arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks of doing business internationally, including the following:
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

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
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
•be successful in securing design-ins across our end markets, including automotive applications;
•realize our expected local, state and federal government incentives, including capital investment reimbursements, property tax reimbursements and sales tax exemptions from state, county and local governments, refundable income tax credits and capital grants through the CHIPS Act, and the successful application, receipt and potential sale of any tax credits we may receive under the Inflation Reduction Act;
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
•potential changes in tax laws or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 (the TCJA) and the Coronavirus Aid, Relief and Economic Security Act of 2020;
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $58.67 to a high of $122.07 during the twelve months ended December 25, 2022. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

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
Additionally, actions taken by the option counterparties in the capped call transactions entered into in connection with the 2028 Notes and the 2029 Notes may affect our stock price, including the potential modifications of their hedge positions by entering into or unwinding various derivatives with respect to our common stock.
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
As of December 25, 2022, our indebtedness consisted of $575.0 million aggregate principal amount of the 2026 Notes, $750.0 million aggregate principal amount of the 2028 Notes and $1,750.0 million aggregate principal amount of the 2029 Notes (collectively, the Outstanding Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Outstanding Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
The capped call transactions may not prevent dilution of our common stock upon conversion of the 2028 Notes or the 2029 Notes.

In connection with the pricing of the 2028 Notes and the 2029 Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2028 Notes and 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the converted 2028 Notes and 2029 Notes, as the case may be, upon conversion of the 2028 Notes and 2029 Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions (currently $212.04 for the 2028 Notes and $202.538 for the 2029 Notes), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On January 23, 2023, in connection with the new SEC rules regarding universal proxy cards and a periodic review of our bylaws, our Board of Directors adopted and approved amended and restated bylaws (the Amended and Restated Bylaws), which became effective the same day. Among other things, the Amended and Restated Bylaws:
•enhance the procedural mechanics and disclosure requirements in connection with shareholder nominations of directors and business proposals made in connection with meetings of shareholders by, among other things:
◦requiring a shareholder delivering a nomination notice to comply in all respects with the requirements of Regulation 14A under the Exchange Act (including, without limitation, the requirements of new Rule 14a-19);
◦providing that the chairman of the meeting has authority to determine whether a shareholder has satisfied applicable requirements;
◦expanding the amount of required information shareholders must provide;
◦implementing a requirement that the shareholder must provide a written undertaking to solicit at least 67% of the voting power entitled to vote and adding a requirement to provide certain additional information about the shareholder; and
◦requiring us to disregard proxies that were solicited if the shareholder fails to comply with certain provisions of Rule 14a-19 or to appear in person or by proxy at the applicable meeting; and
•make various other updates, including technical, ministerial, and conforming changes related to recent amendments to the NCBCA, providing a definition of "close of business," and adopting gender-neutral language.
The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is subject to and qualified in its entirety by the full text of the Amended and Restated Bylaws, copies of which are filed as Exhibits 3.1 (clean) and 3.2 (redlined) hereto and incorporated by reference herein.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Amended and Restated Bylaws, dated January 23, 2023 (clean)	X
3.2	Amended and Restated Bylaws, dated January 23, 2023 (redline)	X
4.1	Indenture, dated as of November 21, 2022, between the Company and U.S. Bank Trust Company, National Association		8-K	4.1	11/21/2022
4.2	Form of 1.875% Convertible Senior Note due 2029 (included in Exhibit 4.1)		8-K	4.2	11/21/2022
10.1	Form of Confirmation of Call Option Transactions related to 1.875% Convertible Senior Notes due 2029		8-K	10.1	11/21/2022
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2022 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

January 26, 2023

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)