Form 10-Q
period 2023-03-26
WOLFSPEED, INC.
filed 2023-04-27
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 21, 2023, was 124,474,270.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended March 26, 2023

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	March 26, 2023	June 26, 2022
Assets
Current assets:
Cash and cash equivalents	$795.1	$449.5
Short-term investments	1,453.1	749.3
Total cash, cash equivalents and short-term investments	2,248.2	1,198.8
Accounts receivable, net	164.0	150.2
Inventories	288.9	227.0
Income taxes receivable	1.1	1.3
Prepaid expenses	34.6	32.1
Other current assets	112.0	151.4
Current assets held for sale	—	1.6
Total current assets	2,848.8	1,762.4
Property and equipment, net	1,904.0	1,481.1
Goodwill	359.2	359.2
Intangible assets, net	118.0	125.4
Long-term receivables	2.7	104.7
Deferred tax assets	1.0	1.0
Other assets	221.0	83.7
Total assets	$5,454.7	$3,917.5

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$522.2	$307.7
Accrued contract liabilities	41.5	37.0
Income taxes payable	9.5	11.6
Finance lease liabilities	0.5	0.5
Other current liabilities	33.5	31.7
Total current liabilities	607.2	388.5
Long-term liabilities:
Convertible notes, net	3,023.3	1,021.6
Deferred tax liabilities	3.7	3.2
Finance lease liabilities - long-term	9.3	9.6
Other long-term liabilities	104.4	55.3
Total long-term liabilities	3,140.7	1,089.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 26, 2023 and June 26, 2022; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at March 26, 2023 and June 26, 2022; 124,437 and 123,795 shares issued and outstanding at March 26, 2023 and June 26, 2022, respectively	0.2	0.2
Additional paid-in-capital	3,680.6	4,228.4
Accumulated other comprehensive loss	(23.1)	(25.3)
Accumulated deficit	(1,950.9)	(1,764.0)
Total shareholders’ equity	1,706.8	2,439.3
Total liabilities and shareholders’ equity	$5,454.7	$3,917.5
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
in millions of U.S. Dollars, except share data
Revenue, net	$228.7	$188.0	$686.1	$517.7
Cost of revenue, net	160.6	124.0	471.2	347.3
Gross profit	68.1	64.0	214.9	170.4
Operating expenses:
Research and development	56.1	48.1	168.3	148.2
Sales, general and administrative	60.5	51.5	171.2	148.5
Amortization or impairment of acquisition-related intangibles	2.6	3.4	8.3	10.6
Loss (gain) on disposal or impairment of other assets	1.7	(0.6)	1.9	(0.3)
Other operating expense	49.1	23.9	134.1	52.3
Operating loss	(101.9)	(62.3)	(268.9)	(188.9)
Non-operating (income) expense, net	(2.9)	3.8	(53.4)	35.7
Loss before income taxes	(99.0)	(66.1)	(215.5)	(224.6)
Income tax expense	0.5	0.4	1.1	8.7
Net loss	($99.5)	($66.5)	($216.6)	($233.3)

Basic and diluted loss per share	($0.80)	($0.54)	($1.74)	($1.96)

Weighted average shares - basic and diluted (in thousands)	124,439	123,597	124,273	118,917
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Net loss	($99.5)	($66.5)	($216.6)	($233.3)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	5.5	(16.3)	2.2	(20.7)
Comprehensive loss	(94.0)	(82.8)	(214.4)	(254.0)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(26.2)	—	(26.2)
Unrealized loss on available-for-sale securities	—	—	—	—	(7.0)	(7.0)
Comprehensive loss						(33.2)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)
Stock-based compensation	—	—	23.2	—	—	23.2
Exercise of stock options and issuance of shares	415	—	0.5	—	—	0.5
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Balance at September 25, 2022	124,210	$0.2	$3,902.2	($1,760.5)	($32.3)	$2,109.6
Net loss	—	—	—	(90.9)	—	(90.9)
Unrealized gain on available-for-sale securities	—	—	—	—	3.7	3.7
Comprehensive loss						(87.2)
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	21.4	—	—	21.4
Exercise of stock options and issuance of shares	203	—	10.7	—	—	10.7
Capped call transactions related to the issuance of convertible notes due December 1, 2029	—	—	(273.9)	—	—	(273.9)
Balance at December 25, 2022	124,413	$0.2	$3,660.0	($1,851.4)	($28.6)	$1,780.2
Net loss	—	—	—	(99.5)	—	(99.5)
Unrealized gain on available-for-sale securities	—	—	—	—	5.5	5.5
Comprehensive loss						(94.0)
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	20.8	—	—	20.8
Exercise of stock options and issuance of shares	24	—	0.2	—	—	0.2
Balance at March 26, 2023	124,437	$0.2	$3,680.6	($1,950.9)	($23.1)	$1,706.8
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5
Net loss	—	—	—	(70.1)	—	(70.1)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.8)	(0.8)
Comprehensive loss						(70.9)
Tax withholding on vested equity awards	—	—	(22.5)	—	—	(22.5)
Stock-based compensation	—	—	15.6	—	—	15.6
Exercise of stock options and issuance of shares	495	—	0.7	—	—	0.7
Balance at September 26, 2021	116,186	$0.1	$3,670.6	($1,633.2)	$1.9	$2,039.4
Net loss	—	—	—	(96.7)	—	(96.7)
Unrealized loss on available-for-sale securities	—	—	—	—	(3.6)	(3.6)
Comprehensive loss						(100.3)
Tax withholding on vested equity awards	—	—	(2.8)	—	—	(2.8)
Stock-based compensation	—	—	15.7	—	—	15.7
Exercise of stock options and issuance of shares	258	—	10.7	—	—	10.7
Issuance of shares related to the extinguishment of convertible notes due September 1, 2023	7,126	0.1	416.1	—	—	416.2
Balance at December 26, 2021	123,570	$0.2	$4,110.3	($1,729.9)	($1.7)	$2,378.9
Net loss	—	—	—	(66.5)	—	(66.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(16.3)	(16.3)
Comprehensive loss						(82.8)
Tax withholding on vested equity awards	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	15.4	—	—	15.4
Exercise of stock options and issuance of shares	29	—	0.3	—	—	0.3
Issuance of convertible notes due February 15, 2028	—	—	187.6	—	—	187.6
Capped call transactions related to the issuance of convertible notes due February 15, 2028	—	—	(108.2)	—	—	(108.2)
Balance at March 27, 2022	123,599	$0.2	$4,204.6	($1,796.4)	($18.0)	$2,390.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022
Operating activities:
Net loss	($216.6)	($233.3)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	118.2	97.9
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	5.2	12.9
Loss on extinguishment of debt	—	24.8
Stock-based compensation	62.8	45.2
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory optimization and start-up costs	3.7	1.0
Amortization of (premium) discount on investments, net	(1.3)	4.5
Realized gain on sale of investments	—	(0.3)
Deferred income taxes	0.5	0.7
Changes in operating assets and liabilities:
Accounts receivable, net	(13.8)	(26.5)
Inventories	(59.3)	(61.6)
Prepaid expenses and other assets	(11.1)	(3.3)
Accounts payable, trade	4.1	11.3
Accrued salaries and wages and other liabilities	(7.6)	6.5
Accrued contract liabilities	24.5	(3.2)
Cash used in operating activities	(90.7)	(123.4)
Investing activities:
Purchases of property and equipment	(530.2)	(535.5)
Purchases of patent and licensing rights	(4.7)	(4.2)
Proceeds from sale of property and equipment, including insurance proceeds	1.7	2.7
Purchases of short-term investments	(1,020.5)	(408.2)
Proceeds from maturities of short-term investments	238.4	135.5
Proceeds from sale of short-term investments	81.8	223.2
Reimbursement of property and equipment purchases from long-term incentive agreement	131.0	83.5
Proceeds from sale of business resulting from the receipt of transaction related note receivable	101.8	125.0
Cash used in investing activities	(1,000.7)	(378.0)
Financing activities:
Proceeds from long-term debt borrowings	—	20.0
Payments on long-term debt borrowings, including finance lease obligations	(0.4)	(20.4)
Proceeds from issuance of common stock	11.4	11.7
Tax withholding on vested equity awards	(17.7)	(26.1)
Proceeds from convertible notes	1,750.0	750.0
Payments of debt issuance costs	(31.4)	(17.7)
Cash paid for capped call transactions	(273.9)	(108.2)
Commitment fees on long-term incentive agreement	(1.0)	(1.0)
Cash provided by financing activities	1,437.0	608.3
Effects of foreign exchange changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	345.6	106.9
Cash and cash equivalents, beginning of period	449.5	379.0
Cash and cash equivalents, end of period	$795.1	$485.9
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at March 26, 2023, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 26, 2022 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2022 (fiscal 2022) (the 2022 Form 10-K). The results of operations for the three and nine months ended March 26, 2023 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 25, 2023 (fiscal 2023).
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

For the three and nine months ended March 26, 2023, the Company recognized $0.6 million and $2.4 million in administrative fees related to the LED RELA, respectively, none of which is included in accounts receivable, net in the consolidated balance sheet as of March 26, 2023. For the three and nine months ended March 27, 2022, the Company recognized $0.9 million and $2.7 million in administrative fees related to the LED RELA, respectively. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases."
For the three and nine months ended March 26, 2023, the Company recognized $1.5 million and $5.2 million in administrative fees related to the LED TSA, respectively, of which $0.5 million is included in accounts receivable, net in the consolidated balance sheet as of March 26, 2023. For the three and nine months ended March 27, 2022, the Company recognized $2.1 million and $7.4 million in administrative fees related to the LED TSA, respectively. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of March 26, 2023.
For the three and nine months ended March 26, 2023, the Company recognized a net loss of $4.8 million and $7.3 million, respectively, in non-operating income, net related to the Wafer Supply Agreement, of which a receivable of $2.0 million is included in other assets in the consolidated balance sheet as of March 26, 2023. For the three and nine months ended March 27, 2022, the Company recognized a net loss of $0.5 million and $1.4 million, respectively, in non-operating income, net related to the Wafer Supply Agreement.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $72.3 million as of March 26, 2023 and $47.8 million as of June 26, 2022. The increase was primarily due to increased customer reserve deposits and ship and debit reserves. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
For the three and nine months ended March 26, 2023, the Company did not recognize revenue that was included in contract liabilities as of June 26, 2022.
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Three months ended				Nine months ended
	March 26, 2023		March 27, 2022		March 26, 2023		March 27, 2022
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$73.2	32.0%	$63.2	33.6%	$212.5	31.0%	$183.0	35.3%
China	63.7	27.9%	50.4	26.8%	181.7	26.5%	143.0	27.6%
Asia Pacific (excluding China)	51.1	22.3%	30.7	16.3%	145.0	21.1%	88.6	17.1%
United States	39.8	17.4%	42.4	22.6%	143.5	20.9%	101.1	19.5%
Other	0.9	0.4%	1.3	0.7%	3.4	0.5%	2.0	0.4%
Total	$228.7		$188.0		$686.1		$517.7

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
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	March 26, 2023	June 26, 2022
Right-of-use asset (1)	$70.0	$48.5

Current lease liability (2)	5.7	4.6
Non-current lease liability (3)	72.9	43.6
Total operating lease liabilities	$78.6	$48.2

Finance Leases:
Finance lease assets (4)	$9.8	$10.3

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	9.3	9.6
Total finance lease liabilities	$9.8	$10.1
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $2.7 million and $7.4 million for the three and nine months ended March 26, 2023, respectively, and $1.8 million and $6.6 million for the three and nine months ended March 27, 2022, respectively.
Short-term lease expense, variable lease expense and sublease income were immaterial for the three and nine months ended March 26, 2023 and March 27, 2022.
Finance lease amortization was $0.2 million and $0.6 million and interest expense was $0.1 million and $0.2 million for the three and nine months ended March 26, 2023, respectively. Finance lease amortization was $0.2 million and $0.9 million and interest expense was less than $0.1 million and $0.2 million for the three and nine months ended March 27, 2022, respectively.

Cash Flows
Cash flow information consisted of the following (1):

	Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022
Cash (used in) provided by operating activities:
Cash paid for operating leases	($4.7)	($5.8)
Cash received from tenant improvement allowance on operating lease	7.4	—
Cash paid for interest portion of financing leases	(0.2)	(0.2)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.4)	(0.4)
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of March 26, 2023 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 25, 2023 (remainder of fiscal 2023)	$1.8	$0.3	$2.1
June 30, 2024	10.3	0.7	11.0
June 29, 2025	11.1	0.7	11.8
June 28, 2026	10.8	0.7	11.5
June 27, 2027	9.5	0.4	9.9
Thereafter	81.2	14.1	95.3
Total lease payments	124.7	16.9	141.6
Future tenant improvement allowances	(14.1)	—	(14.1)
Imputed lease interest	(32.0)	(7.1)	(39.1)
Total lease liabilities	$78.6	$9.8	$88.4
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	146	470
Weighted average discount rate (2)	4.62%	2.69%
(1) Weighted average remaining lease term of finance leases excluding the 49-year ground lease is 42 months.
(2) Weighted average discount rate of finance leases excluding the 49-year ground lease is 3.55%.
Lease Income
As mentioned in Note 2, "Discontinued Operations", on March 1, 2021 and in connection with the sale of its LED Business, the Company entered into the LED RELA pursuant to which the Company leased to CreeLED approximately 58,000 square feet of the Company’s property and certain facilities in Durham, North Carolina for a total of $3.6 million per year. The lease term was 24 months and expired on February 26, 2023.
The Company recognized lease income of $0.6 million and $2.4 million for the three and nine months ended March 26, 2023, respectively. The Company recognized lease income of $0.9 million and $2.7 million for the three and nine months ended March 27, 2022, respectively.
The Company did not recognize any variable lease income for the three and nine months ended March 26, 2023 and March 27, 2022.

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	March 26, 2023	June 26, 2022
Billed trade receivables	$161.0	$148.0
Unbilled contract receivables	2.8	2.7
Royalties	0.9	0.7
	164.7	151.4
Allowance for bad debts	(0.7)	(1.2)
Accounts receivable, net	$164.0	$150.2

Changes in the Company’s allowance for bad debts were as follows:

(in millions of U.S. Dollars)	March 26, 2023
Balance at beginning of period	$1.2
Current period provision change	(0.5)
Write-offs, net of recoveries	—
Balance at end of period	$0.7
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	March 26, 2023	June 26, 2022
Raw material	$87.3	$60.2
Work-in-progress	172.9	135.9
Finished goods	28.7	30.9
Inventories	$288.9	$227.0
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	March 26, 2023	June 26, 2022
Reimbursement receivable on long-term incentive agreement	$86.9	$132.5
Accrued interest receivable	12.0	5.9
Inventory related to Wafer Supply Agreement	4.0	3.9
VAT receivables	3.3	0.2
Receivable on Wafer Supply Agreement	2.0	2.7
Other receivables	1.6	2.2
Deferred product costs	0.4	2.5
Other	1.8	1.5
Other current assets	$112.0	$151.4

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	March 26, 2023	June 26, 2022
Accounts payable, trade	$45.3	$57.8
Accrued salaries and wages	71.4	80.6
Accrued property and equipment	306.0	132.1
Accrued expenses and other	99.5	37.2
Accounts payable and accrued expenses	$522.2	$307.7
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Factory start-up costs	44.7	21.4	120.7	41.0
Project, transformation and transaction costs	3.9	1.2	11.4	5.3
Factory optimization restructuring (1)	—	0.8	—	5.5
Severance costs	0.5	0.5	2.0	0.5
Other operating expense	$49.1	$23.9	$134.1	$52.3
(1) Factory optimization restructuring costs relate to the Company's multi-year factory optimization restructuring plan, which was implemented in connection with the Company's expansion activities between fiscal 2019 and fiscal 2022. As part of the factory optimization restructuring plan, the Company incurred restructuring charges associated with the movement of equipment as well as disposals on certain long-lived assets. The factory optimization restructuring plan concluded in fiscal 2022.
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $23.1 million and $25.3 million of net unrealized losses on available-for-sale securities as of March 26, 2023 and June 26, 2022, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss was a loss of less than $0.1 million for both the three and nine months ended March 26, 2023 and a less than $0.1 million gain and a $0.3 million gain for the three and nine months ended March 27, 2022, respectively. Amounts were reclassified to non-operating (income) expense, net on the consolidated statements of operations.

Non-Operating (Income) Expense, net
The following table summarizes the components of non-operating (income) expense, net:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Interest income	(22.2)	(2.8)	(38.1)	(7.8)
Interest expense, net of capitalized interest	14.1	5.1	26.7	17.1
Gain on arbitration proceedings (1)	—	—	(50.3)	—
Loss on debt extinguishment (2)	—	—	—	24.8
Loss on Wafer Supply Agreement	4.8	0.5	7.3	1.4
Loss on early payment of transaction-related note receivable (3)	—	1.2	—	1.2
Gain on sale of investments, net	—	—	—	(0.3)
Other, net	0.4	(0.2)	1.0	(0.7)
Non-operating (income) expense, net	($2.9)	$3.8	($53.4)	$35.7
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
(3) As discussed further in Note 2, "Discontinued Operations," in the third quarter of fiscal 2022, the Company recognized a loss of $1.2 million related to the early payment of the Purchase Price Note.
Statements of Cash Flows - non-cash activities

	Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022
Lease asset and liability additions	$26.7	$6.3
Lease asset and liability modifications, net	0.5	3.3
Lease terminations	—	(0.2)
Settlement of 2023 Notes in shares of common stock (1)	—	416.1
Decrease in property, plant and equipment from investment tax credit receivables	106.0	—
Decrease in property, plant and equipment from long-term incentive related receivables	85.2	137.3
(1) As discussed further in Note 9, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 2023 Notes were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Accrued property and equipment as of March 26, 2023 and March 27, 2022 was $306.0 million and $88.3 million, respectively.

Note 6 – Investments
Short-term investments consisted of the following (in millions of U.S. Dollars):

	March 26, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$612.8	$0.1	($16.7)	$—	$596.2
U.S. treasury securities	299.0	0.4	(0.8)	—	298.6
Certificates of deposit	203.5	—	—	—	203.5
Municipal bonds	191.3	0.1	(3.8)	—	187.6
U.S. agency securities	76.9	0.1	(0.1)	—	76.9
Variable rate demand notes	55.6	—	—	—	55.6
Commercial paper	34.7	—	—	—	34.7
Total short-term investments	$1,473.8	$0.7	($21.4)	$—	$1,453.1

	June 26, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$465.8	$—	($17.8)	$—	$448.0
Municipal bonds	166.5	0.1	(4.4)	—	162.2
U.S. treasury securities	66.5	—	(0.7)	—	65.8
Variable rate demand notes	69.4	—	—	—	69.4
U.S. agency securities	4.0	—	(0.1)	—	3.9
Total short-term investments	$772.2	$0.1	($23.0)	$—	$749.3
All short-term investments are classified as available-for-sale. The Company did not have any long-term investments as of March 26, 2023 and June 26, 2022.

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	March 26, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$176.5	($0.5)	$352.4	($16.3)	$528.9	($16.8)
Municipal bonds	22.1	(0.1)	112.4	(3.7)	134.5	(3.8)
U.S. treasury securities	54.6	—	31.2	(0.7)	85.8	(0.7)
U.S. agency securities	26.5	—	1.9	(0.1)	28.4	(0.1)
Total	$279.7	($0.6)	$497.9	($20.8)	$777.6	($21.4)
Number of securities with an unrealized loss		67		262		329

	June 26, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$431.1	($17.4)	$8.3	($0.4)	$439.4	($17.8)
Municipal bonds	150.0	(4.4)	1.0	—	151.0	(4.4)
U.S. treasury securities	65.8	(0.7)	—	—	65.8	(0.7)
U.S. agency securities	3.9	(0.1)	—	—	3.9	(0.1)
Total	$650.8	($22.6)	$9.3	($0.4)	$660.1	($23.0)
Number of securities with an unrealized loss		346		5		351
Additionally, the Company held cash equivalent securities in unrealized loss positions as of March 26, 2023 and June 26, 2022. As of March 26, 2023, the Company held one cash equivalent security in an unrealized loss position with a fair value of $14.8 million and an unrealized loss of less than $0.1 million. As of June 26, 2022, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $69.0 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of March 26, 2023 and June 26, 2022 have been in unrealized loss positions for less than 12 months.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $12.0 million and $5.9 million as of March 26, 2023 and June 26, 2022, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and nine months ended March 26, 2023 and March 27, 2022.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating (income) expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of March 26, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 26, 2023.

The contractual maturities of short-term investments as of March 26, 2023 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Corporate bonds	$356.5	$239.7	$—	$—	$596.2
U.S. treasury securities	249.1	49.5	—	—	298.6
Certificates of deposit	203.5	—	—	—	203.5
Municipal bonds	88.9	96.3	—	2.4	187.6
U.S. agency securities	56.9	20.0	—	—	76.9
Variable rate demand notes	—	—	14.7	40.9	55.6
Commercial paper	34.7	—	—	—	34.7
Total short-term investments	$989.6	$405.5	$14.7	$43.3	$1,453.1

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of March 26, 2023 and June 26, 2022, financial assets utilizing Level 1 inputs included U.S. treasury securities and money market funds. Financial assets utilizing Level 2 inputs included commercial paper, certificates of deposit, corporate bonds, municipal bonds, variable rate demand notes and U.S. agency securities. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 26, 2023 and June 26, 2022.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	March 26, 2023			June 26, 2022
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$208.3	$—	$208.3	$115.9	$—	$115.9
U.S. treasury securities	144.6	—	144.6	69.0	—	69.0
Commercial paper	—	12.4	12.4	—	59.4	59.4
Total cash equivalents	352.9	12.4	365.3	184.9	59.4	244.3
Short-term investments:
Corporate bonds	—	596.2	596.2	—	448.0	448.0
U.S. treasury securities	298.6	—	298.6	65.8	—	65.8
Certificates of deposit	—	203.5	203.5	—	—	—
Municipal bonds	—	187.6	187.6	—	162.2	162.2
U.S. agency securities	—	76.9	76.9	—	3.9	3.9
Variable rate demand notes	—	55.6	55.6	—	69.4	69.4
Commercial paper	—	34.7	34.7	—	—	—
Total short-term investments	298.6	1,154.5	1,453.1	65.8	683.5	749.3
Total cash equivalents and short-term investments	$651.5	$1,166.9	$1,818.4	$250.7	$742.9	$993.6

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the nine months ended March 26, 2023.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	March 26, 2023			June 26, 2022
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$96.8	($35.8)	$61.0	$96.8	($31.2)	$65.6
Developed technology	68.0	(37.3)	30.7	68.0	(33.6)	34.4
Non-compete agreements	12.2	(12.2)	—	12.2	(12.2)	—
Acquisition related intangible assets	177.0	(85.3)	91.7	177.0	(77.0)	100.0
Patent and licensing rights	63.4	(37.1)	26.3	65.5	(40.1)	25.4
Total intangible assets	$240.4	($122.4)	$118.0	$242.5	($117.1)	$125.4
Total amortization of acquisition-related intangibles assets was $2.6 million and $8.3 million for the three and nine months ended March 26, 2023, respectively, and $3.4 million and $10.6 million for the three and nine months ended March 27, 2022, respectively.
Total amortization of patents and licensing rights was $1.2 million and $3.7 million for the three and nine months ended March 26, 2023, respectively, and $1.3 million and $4.1 million for the three and nine months ended March 27, 2022, respectively.

Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 25, 2023 (remainder of fiscal 2023)	$2.7	$1.2	$3.9
June 30, 2024	10.4	4.2	14.6
June 29, 2025	10.4	3.3	13.7
June 28, 2026	9.3	2.5	11.8
June 27, 2027	9.3	2.0	11.3
Thereafter	49.6	13.1	62.7
Total future amortization expense	$91.7	$26.3	$118.0

Note 9 – Long-term Debt
Revolving Line of Credit
As of March 26, 2023, the Company had a $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company can borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026. The Credit Agreement requires the Company to maintain a ratio of certain cash equivalents and marketable securities to outstanding loans and letter of credit obligations greater than 1.25:1, with no other financial covenants.
The Company classifies balances outstanding under the Credit Agreement as long-term debt in the consolidated balance sheets. As of March 26, 2023, the Company had no outstanding borrowings under the Credit Agreement, $125.0 million in available commitments under the Credit Agreement and $125.0 million available for borrowing. For the three and nine months ended March 26, 2023, the average interest rate was 0.00% due to no borrowings. As of March 26, 2023, the unused line fee on available borrowings is 25 basis points.
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
Holders may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2023 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1.0 thousand principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its common stock and the conversion rate on each such trading day; (3) if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 1, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
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
The net carrying amount of the liability component of the Outstanding Notes is as follows:

(in millions of U.S. Dollars)	March 26, 2023	June 26, 2022
Principal	$3,075.0	$1,325.0
Unamortized discount and issuance costs	(51.7)	(303.4)
Net carrying amount	$3,023.3	$1,021.6
The net carrying amount of the equity component of the Outstanding Notes is as follows:

(in millions of U.S. Dollars)	March 26, 2023 (1)	June 26, 2022
Discount related to value of conversion option	$—	$341.1
Debt issuance costs	—	(8.1)
Net carrying amount	$—	$333.0
(1) As discussed above, the equity components of the 2026 Notes and 2028 Notes were eliminated upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023.
The interest expense, net recognized related to the Outstanding Notes is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Interest expense, net of capitalized interest	$11.0	$0.2	$19.7	$2.1
Amortization of discount and debt issuance costs, net of capitalized interest	2.3	3.9	5.2	12.9
Total interest expense, net	$13.3	$4.1	$24.9	$15.0
The Company capitalizes interest in connection with ongoing capacity expansions. For both the three and nine months ended March 26, 2023, the Company capitalized $0.2 million of interest expense and less than $0.1 million of amortization of issuance costs. For the three and nine months ended March 27, 2022, the Company capitalized $2.4 million and $7.3 million of interest expense, respectively, and $5.9 million and $17.1 million of amortization of discount and issuance costs, respectively.
The last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for the 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on March 31, 2023. As a result, the 2026 Notes are convertible at the option of the holders through June 30, 2023.
As of March 26, 2023, the if-converted value of the 2026 Notes exceeded their respective principal amounts by $169.9 million.
The estimated fair value of the Outstanding Notes is $3.0 billion as of March 26, 2023, as determined by a Level 2 valuation.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars, except share data)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Net loss	($99.5)	($66.5)	($216.6)	($233.3)

Weighted average shares - basic and diluted (in thousands)	124,439	123,597	124,273	118,917

Loss per share - basic and diluted	($0.80)	($0.54)	($1.74)	($1.96)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For both the three and nine months ended March 26, 2023, 2.9 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended March 27, 2022, 2.3 million and 2.4 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
In addition, future earnings per share of the Company are also subject to dilution from conversion of the 2026 Notes, 2028 Notes and 2029 Notes under certain conditions as described in Note 9, “Long-term Debt.”

Note 11 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to its employees and directors. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
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

Stock Option Awards
A summary of stock option awards outstanding as of March 26, 2023 and changes during the nine months then ended is as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at June 26, 2022	69	$25.12
Granted	—	$—
Exercised	(36)	$25.54
Forfeited or expired	(2)	$27.09
Outstanding at March 26, 2023	31	$24.52
Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of March 26, 2023 and changes during the nine months then ended is as follows:

(unit awards in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2022	1,894	$75.67
Granted	1,375	$87.57
Vested	(649)	$67.15
Forfeited	(209)	$77.72
Nonvested at March 26, 2023	2,411	$84.57
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

Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Cost of revenue, net	$5.8	$4.2	$17.7	$11.5
Research and development	3.4	2.3	12.0	7.3
Sales, general and administrative	10.4	8.7	33.1	26.4
Total stock-based compensation expense	$19.6	$15.2	$62.8	$45.2
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of March 26, 2023, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 26, 2022, the Company's liability for unrecognized tax benefits was $7.2 million. During the nine months ended March 26, 2023, the Company recognized a $0.2 million decrease to the liability for unrecognized tax benefits due to statute expiration. As a result, the total liability for unrecognized tax benefits as of March 26, 2023 was $7.0 million. If any portion of this $7.0 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $1.5 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
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

In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleges willful infringement, and seeks unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. The Company denies Purdue’s remaining allegations and has developed numerous defenses, including non-infringement, multiple invalidity grounds, and unenforceability due to inequitable conduct before the U.S. Patent & Trademark Office. The litigation with Purdue is in the middle of fact discovery, and trial is currently scheduled to begin in August 2024. Due to the stage of the case, the Company is unable to estimate the possible range of loss, if any, at this time.
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
As of March 26, 2023, the Company has reduced property and equipment, net by a total of $370.3 million as a result of GDA reimbursements, of which $280.7 million has been received in cash and an additional $89.6 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Supply Commitments
In the third quarter of fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the next five years. During the three and nine months ended March 26, 2023, the Company purchased $3.5 million of product under this agreement. As of March 26, 2023, minimum future product purchases for fiscal years 2024, 2025, 2026, 2027 and 2028 are $9.9 million, $26.8 million, $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. The Company paid $5.5 million in the third quarter of fiscal 2023 in connection with the agreement, which is recognized in prepaid expenses on the consolidated balance sheet.

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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, and have started to see supply availabilities and lead times stabilize, we expect the supply situation for these items to remain tight for at least the next few quarters. In addition, the ongoing military conflict between Russia and Ukraine may further exacerbate supply constraints. The current high demand for our products has also led to supply constraints for our customers. We are working closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers to the extent possible, including entering into purchase agreements with suppliers to secure future supply, although we expect that constraints may continue to limit our shipments in the near term.
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
•COVID-19 Pandemic. The COVID-19 pandemic has affected us in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, the impact on customers and their related demand and/or purchases, the impact on our suppliers' and contract manufacturers' ability to fulfill our orders on a timely basis, and the overall impact of the aforementioned items that could cause output challenges and increased costs. We continue to monitor the impact that the COVID-19 pandemic is having on our business, the semiconductor industry, and the economies in which we operate.

Overview of the nine months ended March 26, 2023
The following is a summary of our financial results as of and for the nine months ended March 26, 2023 compared to the nine months ended March 27, 2022, unless otherwise stated.
•Our revenue increased $168.4 million to $686.1 million.
•Gross margin decreased to 31.3% from 32.9%. Gross profit increased to $214.9 million from $170.4 million.
•Operating loss was $268.9 million compared to $188.9 million.
•Diluted loss per share was $1.74 compared to $1.96.
•Combined cash, cash equivalents and short-term investments was $2,248.2 million at March 26, 2023 and $1,198.8 million at June 26, 2022.
•Convertible notes, net was $3,023.3 million at March 26, 2023 and $1,021.6 million at June 26, 2022. As discussed further below and in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we sold $1,750.0 million aggregate principal amount of 1.875% convertible senior notes due December 1, 2029 in the second quarter of fiscal 2023.
•Cash used in operating activities was $90.7 million compared to $123.4 million.
•Purchases of property and equipment, net were $399.2 million (net of $131.0 million in reimbursements) compared to $452.0 million (net of $83.5 million in reimbursements).
•Design-ins were $6.7 billion compared to $3.8 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our new state-of-the-art, automated 200mm Silicon Carbide device fabrication facility in Marcy, New York, where we continue to run qualification lots. In addition, an expansion of our materials factory at our U.S. campus headquarters in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, and the recently announced plan to construct a new Silicon Carbide device fabrication facility in Saarland, Germany are all expected to increase our production capacity. In fiscal 2022, we incurred $70.0 million of start-up and pre-production costs related to the ramping of production at the Marcy, New York facility. In fiscal 2023, we target approximately $160 million of start-up and underutilization costs primarily related to ramping of production at the Marcy, New York facility.
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

Results of Operations
Selected consolidated statements of operations data for the three and nine months ended March 26, 2023 and March 27, 2022 was as follows:

	Three months ended				Nine months ended
	March 26, 2023		March 27, 2022		March 26, 2023		March 27, 2022
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$228.7	100.0%	$188.0	100.0%	$686.1	100.0%	$517.7	100.0%
Cost of revenue, net	160.6	70.2	124.0	66.0	471.2	68.7	347.3	67.1
Gross profit	68.1	29.8	64.0	34.0	214.9	31.3	170.4	32.9
Research and development	56.1	24.5	48.1	25.6	168.3	24.5	148.2	28.6
Sales, general and administrative	60.5	26.5	51.5	27.4	171.2	25.0	148.5	28.7
Amortization or impairment of acquisition-related intangibles	2.6	1.1	3.4	1.8	8.3	1.2	10.6	2.0
Loss (gain) on disposal or impairment of other assets	1.7	0.7	(0.6)	(0.3)	1.9	0.3	(0.3)	(0.1)
Other operating expense	49.1	21.5	23.9	12.7	134.1	19.5	52.3	10.1
Operating loss	(101.9)	(44.6)	(62.3)	(33.1)	(268.9)	(39.2)	(188.9)	(36.5)
Non-operating (income) expense, net	(2.9)	(1.3)	3.8	2.0	(53.4)	(7.8)	35.7	6.9
Loss before income taxes	(99.0)	(43.3)	(66.1)	(35.2)	(215.5)	(31.4)	(224.6)	(43.4)
Income tax expense	0.5	0.2	0.4	0.2	1.1	0.2	8.7	1.7
Net loss	($99.5)	(43.5)	($66.5)	(35.4)	(216.6)	(31.6)	(233.3)	(45.1)

Basic and diluted loss per share	($0.80)		($0.54)		($1.74)		($1.96)

Revenue

Revenue was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Revenue	$228.7	$188.0	$40.7	22%	$686.1	$517.7	$168.4	33%
Revenue increased for each period presented primarily due to increased production capacity for our power and materials product lines to meet strong demand, partially offset by lower factory output and softening demand for our RF product line.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Gross profit	$68.1	$64.0	$4.1	6%	$214.9	$170.4	$44.5	26%
Gross margin	29.8%	34.0%			31.3%	32.9%
The increases in gross profit for the three and nine months ended March 26, 2023 compared to the three and nine months ended March 27, 2022 were primarily due to increased revenues, partially offset by increased production costs and unfavorable product mix.
The decrease in gross margin for the three months ended March 26, 2023 compared to the three months ended March 27, 2022 was primarily due to increased production costs and unfavorable product mix.
The decrease in gross margin for the nine months ended March 26, 2023 compared to the nine months ended March 27, 2022 was primarily due to increased production costs and unfavorable product mix, partially offset by a gross margin improvement in the current period resulting from realizing the full impact of our early fiscal 2022 change in estimate to increase our expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets.*
* The change in our expected useful lives was applied in the first quarter of fiscal 2022 but had limited impact on that period's gross profit and gross margin because the majority of the impact in the first quarter of fiscal 2022 resulted in a reduction of inventory.

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
Research and development expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Research and development	$56.1	$48.1	$8.0	17%	$168.3	$148.2	$20.1	14%
Percent of revenue	25%	26%			25%	29%
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
SG&A expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Sales, general and administrative	$60.5	$51.5	$9.0	17%	$171.2	$148.5	$22.7	15%
Percent of revenue	26%	27%			25%	29%
The increase in SG&A expenses for the three months ended March 26, 2023 compared to the three months ended March 27, 2022 were primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as increases in professional services and sponsorship costs.
The increase in SG&A expenses for the nine months ended March 26, 2023 compared to the nine months ended March 27, 2022 were primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as increases in professional services, sponsorship, and travel costs.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology and non-compete agreements.
Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Customer relationships	$1.5	$1.5	$—	—%	$4.6	$4.6	$—	—%
Developed technology	1.1	1.4	(0.3)	(21)%	3.7	4.0	(0.3)	(8)%
Non-compete agreements	—	0.5	(0.5)	(100)%	—	2.0	(2.0)	(100)%
Total amortization	$2.6	$3.4	($0.8)	(24)%	$8.3	$10.6	($2.3)	(22)%
Amortization of acquisition-related intangible assets decreased due to certain intangible assets reaching the end of their useful lives. No other significant acquisition-related intangible activity or impairments occurred between the periods.
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
Loss (gain) on disposal or impairment of other assets were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Loss (gain) on disposal or impairment of other assets	$1.7	($0.6)	$2.3	(383)%	$1.9	($0.3)	$2.2	(733)%
Loss (gain) on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.

Other Operating Expense
Other operating expense was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Factory start-up costs	44.7	21.4	23.3	109%	120.7	41.0	79.7	194%
Project, transformation and transaction costs	3.9	1.2	2.7	225%	11.4	5.3	6.1	115%
Factory optimization restructuring costs	—	0.8	(0.8)	(100)%	—	5.5	(5.5)	(100)%
Severance costs	0.5	0.5	—	—%	2.0	0.5	1.5	300%
Other operating expense	$49.1	$23.9	$25.2	105%	$134.1	$52.3	$81.8	156%
Factory start-up costs relate to expanding our production footprint to support expected growth.
Project, transformation and transaction costs primarily relate to professional services fees associated with completed and potential acquisitions and divestitures, as well as internal transformation programs focused on optimizing our administrative processes.
Factory optimization restructuring costs relate to our multi-year factory optimization restructuring plan, which was implemented in connection with our expansion activities between fiscal 2019 and fiscal 2022. As part of the factory optimization restructuring plan, we incurred restructuring charges associated with the movement of equipment as well as disposals on certain long-lived assets. The factory optimization restructuring plan concluded in fiscal 2022.
Other operating expense for the three and nine months ended March 26, 2023 compared to the three and nine months ended March 27, 2022 increased primarily due to increased factory start-up costs as we continue our expansion activities.

Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Interest income	($22.2)	($2.8)	($19.4)	693%	($38.1)	($7.8)	($30.3)	388%
Interest expense, net of capitalized interest	14.1	5.1	9.0	176%	26.7	17.1	9.6	56%
Gain on arbitration proceedings	—	—	—	—%	(50.3)	—	(50.3)	100%
Loss on debt extinguishment related to conversion of 2023 Notes	—	—	—	—%	—	24.8	(24.8)	(100)%
Loss on Wafer Supply Agreement	4.8	0.5	4.3	860%	7.3	1.4	5.9	421%
Loss on early payment of transaction-related note receivable	—	1.2	(1.2)	(100)%	—	1.2	(1.2)	(100)%
Gain on sale of investments, net	—	—	—	—%	—	(0.3)	0.3	(100)%
Other, net	0.4	(0.2)	0.6	(300)%	1.0	(0.7)	1.7	(243)%
Non-operating (income) expense, net	($2.9)	$3.8	($6.7)	(176)%	($53.4)	$35.7	($89.1)	(250)%
Interest income. The increase in interest income in both periods was primarily driven by increased short-term investment balances, as well as increased returns on our short-term investments. Our short-term investment balances increased significantly in the second quarter of fiscal 2023 resulting from the net proceeds we received from the sale of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes).
Interest expense, net of capitalized interest. The increase in interest expense in both periods primarily relate to interest from our 2029 Notes, which were not outstanding as of March 27, 2022. In addition,
–for the three months ended March 26, 2023 compared to the three months ended March 27, 2022, an increase in interest expense from our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), the interest of which was fully capitalized in the nine months ended March 27, 2022 but fully expensed in the three months ended March 26, 2023, was offset by a decrease in interest expense from our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes) in connection with the adoption of ASU 2020-06, which removed accretion expense in connection with the 2028 Notes from our current period results; and
–for the nine months ended March 26, 2023 compared to the nine months ended March 27, 2022, an increase in interest expense from our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), the interest of which was fully capitalized in the nine months ended March 27, 2022 but fully expensed in the nine months ended March 26, 2023, was offset by a decrease in interest expense from our 2023 Notes, which were converted in the second quarter of fiscal 2022.
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

Income Tax Expense
Income tax expense and our effective tax rate were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 27, 2022	Change		March 26, 2023	March 27, 2022	Change
Income tax expense	$0.5	$0.4	$0.1	25%	$1.1	$8.7	($7.6)	(87)%
Effective tax rate	(1)%	(1)%			(1)%	(4)%
The change in our effective tax rate for the nine months ended March 26, 2023 compared to the nine months ended March 27, 2022 was primarily due to $7.3 million of income tax expense recognized in the second quarter of fiscal 2022 related to the restructuring of our Luxembourg holding company.
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
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	March 26, 2023	June 26, 2022	Change
Cash and cash equivalents	$795.1	$449.5	$345.6
Short-term investments	1,453.1	749.3	703.8
Total cash, cash equivalents and short-term investments	$2,248.2	$1,198.8	$1,049.4
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
In the third quarter of fiscal 2022, we issued and sold a total of $750.0 million aggregate principal amount of 2028 Notes, as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2028 Notes was $732.3 million, of which we used $108.2 million to fund the cost of entering into capped call transactions. We expect to use the remainder of the net proceeds for general corporate purposes.
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
We have a $125 million line of credit as discussed in Note 9, “Long-term Debt,” in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, all of which was available for borrowing as of March 26, 2023. The purpose of this credit facility is to provide short-term flexibility to optimize returns on our cash and investment portfolio while funding capital expenditures and other general business needs.

As of March 26, 2023, we had unrealized losses on our short-term investments of $21.4 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 26, 2023 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of March 26, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 26, 2023.
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
Expected Uses of Liquidity
We recently opened our new Silicon Carbide device fabrication facility in Marcy, New York, to expand capacity for production of our Silicon Carbide devices. We expect to invest approximately $2.0 billion in construction, equipment and other related costs for the new facility through fiscal 2024, of which approximately $500 million is expected to be reimbursed over time by the State of New York through a grant program administered by the State of New York Urban Development Corporation (doing business as Empire State Development). The increase is primarily due to capacity expansions at the site that have been pulled forward as a result of increased projected demand. As of March 26, 2023, we have spent approximately $870 million and received $280.7 million in reimbursements.
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
For fiscal 2023, we target approximately $775 million of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our new Silicon Carbide fabrication facility in New York and the construction of our new materials manufacturing facility in Siler City, North Carolina. Our target net capital investment figure is net of approximately $150 million of expected reimbursements from the State of New York Urban Development Corporation under the Grant Disbursement Agreement during the fiscal year.
In addition, we also intend to apply for and potentially sell tax credits as part of the Inflation Reduction Act to further fund our expansion initiatives.
We have a take-or-pay supplier agreement that requires a minimum of $200 million of purchases over the next five years, as outlined further in Note 13, "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
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

Cash Flows
In summary, our cash flows were as follows:

	Nine months ended
	March 26, 2023	March 27, 2022	Change
Cash used in operating activities	($90.7)	($123.4)	$32.7	26%
Cash used in investing activities	(1,000.7)	(378.0)	(622.7)	(165)%
Cash provided by financing activities	1,437.0	608.3	828.7	136%
Effect of foreign exchange changes	—	—	—	—%
Net change in cash and cash equivalents	$345.6	$106.9	$238.7	223%
Cash Flows from Operating Activities
Net cash used in operating activities decreased primarily due to a decrease in net loss during the period and a smaller increase in working capital in the current period compared to the prior period, which was primarily driven by increased customer reserve deposits received.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property related reimbursements.
Cash used in investing activities increased primarily due to an increase in net purchases of short-term investments of $650.8 million, partially offset by a decrease in net property and equipment purchases of $52.8 million.
For the nine months ended March 26, 2023, cash from investing activities included $101.8 million of proceeds from an earnout payment related to the LED Business Divestiture. For the nine months ended March 27, 2022, cash from investing activities included $125.0 million of proceeds from a note receivable related to the LED Business Divestiture.
Cash Flows from Financing Activities
For the nine months ended March 26, 2023, cash provided by financing activities primarily consisted of $1,718.6 million in net proceeds from the issuance of the 2029 Notes and $11.4 million of proceeds from the issuance of common stock, partially offset by $273.9 million in cash paid for capped call transactions in connection with the 2029 Notes and $17.7 million in tax withholdings on vested equity awards.
For the nine months ended March 27, 2022, cash provided by financing activities primarily consisted of $732.3 million in net proceeds from the issuance of the 2028 Notes and $11.7 million of proceeds from the issuance of common stock, partially offset by $108.2 million in cash paid for capped call transactions in connection with the 2028 Notes and $26.1 million in tax withholdings on vested equity awards.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 26, 2023, we did not have any off-balance sheet arrangements.
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
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the third quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including recent bank failures in the United States, the ongoing military conflict between Russia and Ukraine and the COVID-19 pandemic. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
For example, the United States has imposed significant tariffs on Chinese-made goods, which the Biden administration has largely left in place. The tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives currently provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.

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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our Silicon Carbide capacity with the opening of a state-of-the-art, automated 200mm capable Silicon Carbide device fabrication facility in New York, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, and the planned construction of a new 200mm capable Silicon Carbide device fabrication facility in Saarland, Germany;
•meet our production commitments to our customers, including those customers who provide us with capacity reservation deposits or similar payments;
•manage an increasingly complex supply chain (including managing the impacts of ongoing supply constraints in the semiconductor industry and meeting purchase commitments under take-or-pay arrangements with certain suppliers) that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, our logistics operations, or our customers;
•expand the capability of our information systems to support a more complex business, such as our current implementation of a new company-wide enterprise resource planning (ERP) system;
•access capital markets to fund our growth initiatives, including our ongoing and planned capacity expansions;
•be successful in securing design-ins across our end markets, including automotive applications;
•realize our expected local, state and federal government incentives, including capital investment reimbursements, property tax reimbursements and sales tax exemptions from state, county and local governments;
•confirm our eligibility for and receive the expected benefits from refundable income tax credits and capital grants through the CHIPS Act, and receive and potentially sell any tax credits for which we may apply under the Inflation Reduction Act;
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

Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. Changes in product demand from our customers' forecasts may also cause variability in our supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
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
•our ability to secure volume purchase orders related to new products;
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
We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers, including take-or-pay arrangements. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications or made other modifications we do not specify, which impacted our cost of revenue.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments or capacity expansions, joint ventures, divestitures, or spin-offs. If we choose to enter into such strategic transactions, we face certain risks including:
•the inability to realize the expected benefits, both from a timing and amount perspective, from our ongoing and planned capacity expansions, including the construction of a new materials manufacturing facility in Siler City, North Carolina and the planned construction of a new 200mm capable Silicon Carbide device fabrication facility in Saarland, Germany;
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $58.67 to a high of $122.07 during the twelve months ended March 26, 2023. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
As of March 26, 2023, our indebtedness consisted of $575.0 million aggregate principal amount of the 2026 Notes, $750.0 million aggregate principal amount of the 2028 Notes and $1,750.0 million aggregate principal amount of the 2029 Notes (collectively, the Outstanding Notes) and potential borrowings from our revolving line of credit. Our ability to pay interest and repay the principal for any outstanding indebtedness under our line of credit and the Outstanding Notes is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

April 27, 2023

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)