Form 10-K
period 2023-06-25
WOLFSPEED, INC.
filed 2023-08-23
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 25, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 23, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,966,673,467 (based on the closing sale price of $72.27 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 17, 2023 was 125,250,035.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 23, 2023 are incorporated by reference into Part III.

WOLFSPEED, INC.
FORM 10-K
For the Fiscal Year Ended June 25, 2023

Forward-Looking Information
Information set forth in this Annual Report on Form 10-K (this "Annual Report") contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the SEC), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report.

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
The majority of our products are manufactured at our production facilities located in North Carolina, California and Arkansas. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We maintain captive lines at some of our contract manufacturers. Additionally, we recently opened a silicon carbide device fabrication facility in New York and started construction on a new materials manufacturing facility in North Carolina. We operate research and development facilities in North Carolina, California, Arkansas, Arizona and New York.
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

As discussed more fully in Note 17, “Subsequent Events,” in our consolidated financial statements included in Item 8 of this Annual Report, on August 22, 2023, we entered into a definitive agreement (the RF Purchase Agreement) to sell certain assets comprising our RF products line (the RF Business) to MACOM Technology Solutions Holdings, Inc. (MACOM) for approximately $75 million in cash, subject to a customary purchase price adjustment, and 711,528 shares of MACOM common stock (the Shares), valued at $50 million based on the trailing average closing price for MACOM’s common stock for the 30 trading days ending on August 21, 2023 (the RF Business Divestiture). We will retain certain pre-closing liabilities associated with the RF Business. In connection with the RF Business Divestiture, MACOM will assume control of the Company’s 100mm gallium nitride wafer fabrication facility in Research Triangle Park, North Carolina (the RTP Fab) approximately two years following the closing of the transaction (the RTP Fab Transfer). The Company will continue to operate the RTP Fab and supply MACOM with Epi-wafers and fabrication services pursuant to a Master Supply Agreement (the RF MSA) between the date of the Closing and the date on which the RTP Fab Transfer is complete (RTP Fab Transfer Date). Prior to the RTP Fab Transfer Date, the Shares will be subject to restrictions on transfer and we will forfeit one-quarter of the Shares if the RTP Fab Transfer has not occurred by the fourth anniversary of the closing. The Company expects to close the transaction by the end of calendar 2023.
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
When our customers participate in funding our research and development programs, we recognize the amount funded as a reduction of research and development expenses to the extent that our customers’ funding does not exceed our respective research and development costs. For further information about our research and development costs, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
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
Customers
In fiscal 2023, 2022 and 2021, we had two, two, and three customers that represented more than 10% of our consolidated revenue, respectively. These customers, in the aggregate, accounted for 35%, 38%, and 41% of our total consolidated revenue in fiscal 2023, 2022 and 2021, respectively. For further discussion regarding customer concentration, please see Note 16, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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
Backlog
Our backlog at June 25, 2023 was approximately $2.9 billion, compared with a backlog of approximately $2.2 billion at June 26, 2022. Because of changes in a number of factors, including manufacturing lead times and customer order patterns, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. Significant amounts of our backlog relate to agreements that extend past one year.

Our June 25, 2023 backlog contained $18.4 million of research contracts signed with the U.S. Government, all of which were appropriated as of the last day of fiscal 2023. Our June 26, 2022 backlog contained $20.0 million of research contracts signed with the U.S. Government, all of which were appropriated as of the last day of fiscal 2022. Our backlog could be adversely affected if the U.S. Government exercises its rights to terminate our government contracts.
Design-ins
Design-ins for the fiscal year ended June 25, 2023 were $8.3 billion, compared with design-ins of approximately $6.4 billion for the fiscal year ended June 26, 2022. For further information about our design-ins, see “Research and Development” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report.
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
Our substrate and wafer fab manufacturing facilities are certified to ISO 9001, IATF 16949 (automotive), and ISO 14001 (environmental). Our silicon carbide device fabrication facility in Marcy, New York is certified to ISO 9001 and is in the process of being certified for IATF 16949 and ISO 140001.
ISO 9001 is the international standard that specifies requirements for a quality management system and focuses on the ability to consistently provide products and services that meet customer requirements. IATF 16949 is the highest international quality standard for the automotive industry. ISO 14001 is an internationally agreed upon standard for an environmental management system.
Sources of Raw Materials
We depend on a number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including certain key materials and equipment used in critical stages of our manufacturing processes. In select cases, we have purchase contracts with suppliers in place to help ensure our supply. In other cases, we purchase items pursuant to discrete purchase orders. Our suppliers are located around the world and can be subject to constraints beyond our control that may limit supply. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.
We are focused on forecasting demand with sufficient time necessary to secure raw materials that may have extended lead times and we continue to work with suppliers to develop purchase and capacity agreements that secure supply over extended time periods, including accommodating our suppliers' need for capital investment when needed.
We continue to experience higher prices on our raw materials as a result of inflation pressures, including base price increases and price surcharges. We have mitigated these increases by leveraging our growth to negotiate efficiencies and productivity-based cost reductions.
China recently announced an export restriction of gallium and germanium, two metals mined from the earth and used in the manufacturing of semiconductors and electronics. We do not purchase these metals directly. While we do purchase two products containing gallium, these products are not within the current export restrictions. We will continue to monitor our exposure but at this time we do not expect to be materially affected by China's current export restriction.

We have continued to be successful in managing through these current issues and have shown the ability to navigate through significant supply challenges, including multiple COVID-19 pandemic supply chain constraints and natural gas supply limitations forced upon some of our European suppliers. We believe our operations are currently not materially impacted by our ability to source raw materials, components and equipment used in manufacturing our products.
Competition
Silicon Carbide and GaN Materials
We have continued to maintain a well-established leadership position in the sale of silicon carbide wafer and silicon carbide and GaN epitaxy products. As market adoption of the technology grows with rapidly expanding power and RF device designs, we have experienced increased competition from companies such as Coherent, Inc., SiCrystal GmbH, IQE plc and Showa Denko K.K (now Resonac Holdings Corporation). We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.
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
RF Devices
Our RF devices compete with Ampleon Netherlands B.V., MACOM Technology Solutions Inc., BOWEI Integrated Circuits Co., Ltd., Mitsubishi Electric Corporation, NXP Semiconductor N.V., RFHIC, Qorvo, Inc. and Sumitomo Corporation, which all offer competing RF products and solutions. Our products also compete with a variety of companies offering silicon and GaAs-based products. Our products compete in the RF semiconductor market on the basis of reliability, performance, design predictability and overall system price.
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 25, 2023, we owned or were the exclusive licensee of 703 issued U.S. patents and approximately 1,282 foreign patents with various expiration dates extending up to 2048, with certain patents expiring in the near term. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license to our customers use of our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our trademarks.
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
We are also subject to import-export controls, tariffs and other trade-related regulations and restrictions in countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations, as discussed below in Item 1A, "Risk Factors," of this Annual Report) may have a material impact on our business, including our ability to sell products and to manufacture or source components.
Working Capital
For a discussion of our working capital practices, see “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report.
Human Capital
Employees
As of June 25, 2023, we employed 4,802 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.
Employee Retention and Development
We believe that our future success largely depends upon our continued ability to identify, attract, motivate and retain qualified personnel. Core to our ability to attract and retain talent is our high-performance culture, which is based on our three central values of (1) safety, integrity and respect, (2) ownership and accountability, and (3) ingenuity and passion. We are committed to creating and sustaining a culture where all employees are engaged and can contribute to their full potential. We aim to provide our employees with competitive compensation, as well as opportunities for equity ownership and developmental programs that enable continued learning and growth. We endeavor to utilize recruiting practices that yield qualified and dedicated employees who are driven to achieve our vision.
We are committed to offering an environment in which employees are ensured equal job opportunities and have a chance for advancement. We also have initiatives in place to reduce our global employee turnover rates, which are monitored and reviewed quarterly. Our goal is to ensure employees can find development and career growth without having to leave Wolfspeed.
Compensation and Benefits
We are focused on offering competitive compensation and comprehensive benefit packages designed to promote the physical and emotional well-being and financial health of our employees. In addition to base pay, our total compensation package includes items such as bonuses, stock-based compensation, employee stock purchase plans and employee referral bonuses. Our benefits package includes employee learnings, health and welfare, tuition reimbursement, student loan repayment, several wellness and emotional support options, adoption assistance and a family care program. Additionally, we sponsor a 401(k) employee benefit plan for our U.S. based employees and we match a defined percentage of employee contributions.
Health and Safety
The safety, health, and overall well-being of our employees and contractors is integrated into the way we do business. We aim to provide a safe and healthy work environment through various measures, including accountability for health and safety performance with line management, setting acceptable levels of risk based on government regulation or industry best practice, and evaluating health and safety incidents to prevent recurrence, among other programs. We continue to maintain certain safety protocols and procedures put in place in response to the COVID-19 pandemic, including an extensively used 'work where it works' arrangement that allows employees who are able to perform their job duties from an off-campus location to continue to have the flexibility of working remotely full-time or part-time.
Diversity, Equity and Inclusion
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
Risk categories and certain principal risks under each category (each described more fully below):
–Risks related to our global operations, including global macroeconomic and market risks
•Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability, or our customers' or vendors' ability, to access funding, and possible trade tariffs and trade restrictions.
•We are subject to risks related to international sales and purchases.
–Risks related to sales, product development and manufacturing
•We face significant challenges managing our growth strategy.
•Variations in our production could impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.
•Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.
–Risks associated with our strategic transactions
•If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.
•We are subject to a number of risks associated with the sale of the RF Business, and these risks could adversely impact our operations, financial condition and business.
–Risks associated with cybersecurity, intellectual property and litigation
•We may be subject to confidential information theft or misuse, which could harm our business and results of operations.
•There are limitations on our ability to protect our intellectual property.
–Risks related to legal, regulatory, accounting, tax and compliance matters
•We may be required to recognize a significant charge to earnings if our goodwill or other assets become impaired.
•The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized could impact the demand for our products.
–General risk factors
–We may be required to recognize a significant charge to earnings if our goodwill or other assets become impaired.
Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability, or our customers' or vendors' ability, to access funding, and possible trade tariffs and trade restrictions.
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
General trade tensions between the United States and China continue, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the U.S. and European countries. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflict between Russia and Ukraine continues for a prolonged period of time, or if other countries, including the U.S., become involved in the conflict, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete all of our intended expansion initiatives, which we may seek to obtain through, among other avenues, government funding in both the United States or Europe, public or private equity offerings, and debt financings (which may involve retiring some of our existing debt). If unfavorable capital market conditions exist, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
We are subject to risks related to international sales and purchases.
In fiscal 2023, 80% of our revenue was from outside the United States and we expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the opening and ramping of a state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, and the planned construction of a new 200mm capable silicon carbide device fabrication facility in Saarland, Germany;
•meet our production capacity and delivery commitments to our customers, including those customers who provide us with capacity reservation deposits or similar payments;
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
•confirm our eligibility for and receive the expected benefits from refundable income tax credits and capital grants through the U.S. CHIPS and Science Act of 2022 (the CHIPS Act), and receive and potentially sell any tax credits for which we may apply under the Inflation Reduction Act;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In the fourth quarter of fiscal 2022, we opened a new silicon carbide device fabrication facility in Marcy, New York to complement the materials factory expansion underway at our United States campus headquarters in Durham, North Carolina. We also commenced work on our new materials manufacturing facility in Siler City, North Carolina in the first quarter of fiscal 2023. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, some of which we have experienced and may experience in the future, including, but not limited to, the following:
•design and construction delays and cost overruns;
•issues in installing and qualifying new equipment and ramping production;
•poor production process yields and reduced quality control; and
•insufficient personnel with requisite expertise and experience to operate an automated silicon carbide device fabrication facility and a materials manufacturing facility.
We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. Allocation and effective management of the resources necessary to successfully implement, integrate, train personnel and sustain our information technology platforms will remain critical to ensure that we are not subject to transaction errors, processing inefficiencies, loss of customers or suppliers, business disruptions or loss of or damage to intellectual property through a security breach in the near term. Additionally, we face these same risks if we fail to allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain appropriate technology infrastructure over the longer term.
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

With the opening of our new silicon carbide device fabrication facility in Marcy, New York, we will experience increased pressure on margins during the period when production begins but before the facility is at full utilization, and in the initial periods we expect these underutilization costs to be substantial as we ramp up the facility. Additionally, our large upfront investment in the facility, or any other new facility, to increase capacity does not guarantee we will need the capacity and we may experience lower than expected capacity once the facility is in production, which could result in further margin pressures.
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
We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers, including take-or-pay arrangements and capacity reserve deposit agreements. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications or made other modifications we do not specify, which impacted our cost of revenue.
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

We receive a significant amount of our revenue from a limited number of customers and distributors, two of which individually represented more than 10% of our consolidated revenue in fiscal 2023. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
We sell a portion of our products to distributors, including a distributor that represented more than 10% of our revenue in fiscal 2023. We rely on distributors to develop and expand their customer base as well as to anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance. Similarly, we have the ability to add, consolidate, or remove distributors.
We typically recognize revenue on products sold to distributors when the item is shipped and title passes to the distributor (sell-in method). Certain distributors have limited rights to return inventory under stock rotation programs and have limited price adjustment rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change or we make changes to our distributor roster, we may have to revise our estimates and incur additional costs, and our gross margins and operating results could be adversely impacted.
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

We are subject to a number of risks associated with the sale of the RF Business, and these risks could adversely impact our operations, financial condition and business.
On August 22, 2023, we executed the RF Purchase Agreement with MACOM with respect to the RF Business Divestiture. We are subject to a number of risks associated with this transaction, including risks associated with:
•the failure to satisfy, on a timely basis or at all, the closing conditions set forth in the RF Purchase Agreement, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions;
•the separation of the RF Business, and related information technology, from the businesses we are retaining and the operation of our retained business without the RF Business;
•issues, delays or complications in completing required transition activities to allow the RF Business to operate under MACOM after the closing, including incurring unanticipated costs to complete such activities;
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
•the restrictions on and obligations with respect to our business set forth in the RF Purchase Agreement and, following closing, the RF MSA and the transition services agreement, in each case between us and MACOM;
•the need to provide transition services in connection with the transaction, which may result in the diversion of resources and focus; and
•our failure to realize the full purchase price anticipated under the RF Purchase Agreement, including due to fluctuations in the market price of MACOM’s common stock before we are able to sell the Shares following the RTP Fab Transfer and the forfeiture of one-quarter of the Shares in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction.
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
On March 1, 2021, we completed the sale of our former LED Products segment to SMART Global Holdings, Inc. (SGH) pursuant to the Asset Purchase Agreement dated October 18, 2020 (the LED Purchase Agreement). We are subject to a number of risks associated with this transaction, including risks associated with:
•the restrictions on and obligations with respect to our business set forth in the Wafer Supply Agreement between us and CreeLED; and
•any required payments of indemnification obligations under the LED Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants.
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
We are often involved in litigation, primarily patent litigation, such as our patent dispute with The Trustees of Purdue University, as discussed further in Note 15, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
Changes in our effective tax rate or the ability to obtain future tax credits may affect our results and financial condition.
Our future effective tax rates and our ability to obtain future tax credits may affect our results and financial condition due to a number of factors, including:
•the jurisdiction in which profits are determined to be earned and taxed;
•potential changes in tax laws or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and U.S. regulations issued as a result of the significant changes to the U.S. tax law included within the Tax Cuts and Jobs Act of 2017 (the TCJA), the Coronavirus Aid, Relief and Economic Security Act of 2020 and the Inflation Reduction Act (the IRA);
•changes in available tax credits, including the eligibility for or the receipt of the expected benefits from refundable investment tax credits obtained through the CHIPS Act;
•the implementation of international tax and profit shifting rules in countries in which we operate, as recommended by the Organization for Economic Co-operation and Development’s Base Erosion, including the establishment of a minimum tax of 15% on global income;
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition, such as the change in estimated useful lives of certain assets applied in the first quarter of fiscal 2022.
Likewise, our results may be impacted due to changes in the accounting standards to be applied, such as the changes in convertible debt recognition requirements.
Regulations related to conflict-free minerals may force us to incur additional expenses.
Rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act impose annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. We may face challenges with government regulators, our customers and our suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Our most recent disclosure regarding our due diligence was filed on May 31, 2023 for calendar year 2022.
General risk factors
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
As of June 25, 2023, our indebtedness consisted of $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes) (collectively, the Outstanding Convertible Notes) and $1,250.0 million aggregate principal amount of senior secured notes due 2030 (the 2030 Senior Notes). In addition, on July 5, 2023, we entered into an Unsecured Customer Refundable Deposit Agreement (the “CRD Agreement”) with Renesas Electronics America Inc. (“Renesas America”) pursuant to which Renesas America provided the Company an initial deposit in an aggregate principal amount of $1 billion with a commitment to provide additional deposits in an aggregate principal amount of up to an additional $1 billion at our discretion in calendar year 2024, in connection with our entry into a wafer supply agreement with Renesas Electronics Corporation, an affiliate of Renesas America. Our ability to pay interest and repay the principal for any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement (if applicable) is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
The Indenture governing the 2030 Senior Notes (the 2030 Senior Notes Indenture) includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent for the 2030 Senior Notes has been granted a perfected first lien security interest of at least

$500,000,000 as of the last day of any calendar month, which amount will be reduced over time upon the fulfillment of certain conditions. In addition, the 2030 Senior Notes Indenture contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The 2030 Senior Notes Indenture also requires us to make an offer to repurchase the 2030 Senior Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of such casualty events and asset sales (subject to certain limitations), or upon a change of control. The Indentures governing the Outstanding Convertible Notes (the Convertible Notes Indentures) require us to repurchase the Outstanding Convertible Notes upon certain fundamental changes relating to our common stock, and also prohibit our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indentures. The CRD Agreement contains certain restrictions on our ability to incur debt and liens, consummate non-arm’s-length transactions with affiliates, mergers and consolidations whereby obligations under the CRD Agreement are not assumed, and change the nature of our business. The restrictions imposed by the 2030 Senior Notes Indenture, the Convertible Notes Indentures, and the CRD Agreement could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
Our ability to comply with the provisions of the 2030 Senior Notes Indenture, the Convertible Notes Indentures, and the CRD Agreement may also be affected by events beyond our control and if any of these restrictions or terms is breached, it could lead to an event of default under the 2030 Senior Notes, the Outstanding Convertible Notes, and the CRD Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further loans under the 2030 Senior Notes Indenture or the CRD Agreement. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $39.48 to a high of $122.07 during the twelve months ended June 25, 2023. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures in connection with the COVID-19 pandemic or future outbreaks of infectious diseases or similar public health events could limit our ability to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The COVID-19 pandemic initially caused an economic slowdown, and the continued spread of COVID-19 and its variants or future outbreaks of infectious diseases or similar public health events could contribute to or exacerbate a global economic slowdown or recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters, primary research and development operations, and primary manufacturing operations are located within our Durham, North Carolina facilities that we own, which sits on 141 acres of owned land.
Our products are also produced at owned manufacturing facilities located in Research Triangle Park (RTP), North Carolina and Marcy, New York and at leased facilities in Morgan Hill, California and Fayetteville, Arkansas. Our RTP facility sits on 55 acres of owned land and our Marcy, New York facility sits on 55 acres of leased land.
In addition, we recently purchased an existing facility in Farmers Branch, Texas, which will be used for materials production, and are in the process of constructing two new materials manufacturing facilities in North Carolina, including our materials manufacturing facility in Siler City, North Carolina which sits on 446 acres of owned land.
Some of our products are also produced at contract manufacturing facilities throughout Asia. We maintain captive lines at some of our contract manufacturers.
We also maintain sales and support offices in leased office premises in North America, Asia, and Europe.
Details on our significant owned and leased facilities as of June 25, 2023 are as follows:

Location	Principal Use	Approximate square footage
Owned Facilities
Durham, North Carolina - Silicon Drive Site	Administrative, Production and R&D	1,054,000
Marcy, New York	Production	560,000
Research Triangle Park, North Carolina	Production	189,000

Leased Facilities
Morgan Hill, California	Production	84,000
Fayetteville, Arkansas	R&D/Production	40,000

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
Our common stock is traded on the New York Stock Exchange under the trading symbol WOLF. There were 231 holders of record of our common stock as of August 17, 2023. Holders of record are defined as those shareholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
Stock Performance Graph
The following information in this Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index, assuming an investment of $100.00 on June 24, 2018 and the reinvestment of dividends.

$400
$350
$300
$250
$200
$150
$100
$50
$0
6/24/2018
6/30/2019
6/28/2020
6/27/2021
6/26/2022
6/25/2023
Wolfspeed, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	6/24/2018	6/30/2019	6/28/2020	6/27/2021	6/26/2022	6/25/2023
Wolfspeed, Inc.	$100.00	$117.88	$121.15	$206.86	$149.81	$103.74
Nasdaq Composite Index	100.00	105.24	129.57	192.09	156.35	183.37
Philadelphia Semiconductor Index	100.00	108.74	145.86	249.32	211.77	277.14
Sale of Unregistered Securities
Other than as previously reported in our Current Reports on Form 8-K, there were no unregistered securities sold during fiscal 2023.

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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, and have continued to see supply availabilities and lead times stabilize across many direct materials, we expect the supply situation for certain items to remain tight for at least the next few quarters. In addition, the ongoing military conflict between Russia and Ukraine may further exacerbate supply constraints. The current high demand for our products has also led to supply constraints for our customers. We are working closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers to the extent possible, including entering into purchase agreements and providing customer reserve deposits with our suppliers to secure future supply to us, although we expect that our production capacity constraints as we continue to bring additional capacity online may continue to limit our shipments to our customers in the near term.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide and GaN materials and device products in the power and RF markets, the continued use of silicon devices in the RF telecommunications market and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. For example, decreasing consumer or industrial demand as a result of an economic slowdown or recession may lead our customers to delay designing in our products. Over the past six months, we have been seeing softening demand for our RF products but significantly higher demand for our power products. We believe the increased demand for our power products reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand, but in the short and near term we expect to face production capacity constraints while we continue to work to bring additional capacity online.
•Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development, production equipment and production facilities. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in new production facilities, as well as research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers. Market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power and RF markets we serve.
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, geopolitical, economic and regulatory environment among the countries where we do business. Changes in trade policy, such as the imposition or extension of tariffs or export bans to specific customers or countries, including China's recently announced export restriction of gallium and germanium, two metals used in the manufacturing of semiconductors and electronics, could reduce or limit demand, or increase the cost of production, of our products in certain markets.
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
Fiscal 2023 Overview
The following is a summary of our financial results for the year ended June 25, 2023:
•Our year-over-year revenue increased by $175.7 million to $921.9 million.
•Gross margin decreased to 30.3% from 33.4%. Gross profit increased to $279.5 million from $249.3 million.
•Operating loss from continuing operations was $380.6 million in fiscal 2023 compared to $247.8 million in fiscal 2022.
•Diluted loss per share from continuing operations was $2.65 in fiscal 2023 compared to $2.46 in fiscal 2022.
•Combined cash, cash equivalents and short-term investments increased to $2,954.9 million at June 25, 2023 from $1,198.8 million at June 26, 2022.
•Long-term debt, net, including convertible notes, was $4,175.1 million at June 25, 2023 and $1,021.6 million at June 26, 2022. As discussed further below and in Note 10, "Long-term Debt," in our consolidated financial statements in Item 8 of this Annual Report, we sold $1,750.0 million aggregate principal amount of 2029 Notes in the second quarter of fiscal 2023 and $1,250.0 million aggregate principal amount of 2030 Senior Notes in the fourth quarter of fiscal 2023.
•Net cash used in operating activities of continuing operations was $142.6 million in fiscal 2023 compared to $154.2 million in fiscal 2022.
•Purchases of property and equipment, net were $800.3 million (net of $155.5 million in reimbursements) in fiscal 2023 compared to $505.9 million (net of $139.0 million in reimbursements) in fiscal 2022.
•Design-ins were $8.3 billion in fiscal 2023 compared to $6.4 billion in fiscal 2022.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by our new state-of-the-art, automated 200mm silicon carbide device fabrication facility in Marcy, New York, where we recently started revenue generating production. In addition, an expansion of our materials factory at our U.S. campus headquarters in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, and the recently announced plan to construct a new silicon carbide device fabrication facility in Saarland, Germany are all expected to increase our production capacity.
We are primarily focused on investing in our business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing processes, we believe we are in a position to improve yield levels to support our future growth, particularly as we transition more production to our new silicon carbide device fabrication facility in Marcy, New York.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand, which demand in the short-term and mid-term appears to be ahead of the industry's supply capabilities. Our expansion plans to increase supply include the continued build out of our new facility in New York, the construction of additional production capacity in North Carolina and the planned construction of a new silicon carbide device fabrication facility in Saarland, Germany. For fiscal 2024, we target approximately $2.0 billion of net capital investment.

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
Results of Operations
Selected consolidated statement of operations data for the years ended June 25, 2023, June 26, 2022 and June 27, 2021 is as follows:

	Fiscal Years Ended
	June 25, 2023		June 26, 2022		June 27, 2021
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$921.9	100.0%	$746.2	100.0%	$525.6	100.0%
Cost of revenue, net	642.4	69.7%	496.9	66.6%	361.0	68.7%
Gross profit	279.5	30.3%	249.3	33.4%	164.6	31.3%
Research and development	225.4	24.4%	196.4	26.3%	177.8	33.8%
Sales, general and administrative	235.3	25.5%	203.5	27.3%	181.6	34.6%
Factory start-up costs	160.2	17.4%	70.0	9.4%	8.0	1.5%
Amortization or impairment of acquisition-related intangibles	10.9	1.2%	13.6	1.8%	14.5	2.8%
Abandonment of long-lived assets	—	—%	—	—%	73.9	14.1%
Loss (gain) on disposal or impairment of other assets	2.0	0.2%	(0.3)	—%	1.6	0.3%
Other operating expense	26.3	2.9%	13.9	1.9%	21.1	4.0%
Operating loss	(380.6)	(41.3)%	(247.8)	(33.2)%	(313.9)	(59.7)%
Non-operating (income) expense, net	(52.1)	(5.7)%	38.3	5.1%	26.3	5.0%
Loss before income taxes	(328.5)	(35.6)%	(286.1)	(38.3)%	(340.2)	(64.7)%
Income tax expense	1.4	0.2%	9.0	1.2%	1.1	0.2%
Net loss from continuing operations	(329.9)	(35.8)%	(295.1)	(39.5)%	(341.3)	(64.9)%
Net income (loss) from discontinued operations	—	—%	94.2	12.6%	(181.2)	(34.5)%
Net loss	(329.9)	(35.8)%	(200.9)	(26.9)%	(522.5)	(99.4)%
Net income attributable to noncontrolling interest	—	—%	—	—%	1.4	0.3%
Net loss attributable to controlling interest	($329.9)	(35.8)%	($200.9)	(26.9)%	($523.9)	(99.7)%

Basic and diluted loss per share
Continuing operations	($2.65)		($2.46)		($3.04)
Net loss attributable to controlling interest	($2.65)		($1.67)		($4.66)

Revenue
Revenue was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Power Products	$408.9	$276.4	$132.8	$132.5	48%	$143.6	108%
Materials Products	$349.3	$295.5	$241.6	$53.8	18%	$53.9	22%
RF Products	$163.7	$174.3	$151.2	($10.6)	(6)%	$23.1	15%
Revenue	$921.9	$746.2	$525.6	$175.7	24%	$220.6	42%
The increase in revenue for fiscal 2023 compared to fiscal 2022 was primarily due to growth in our power product line, where we increased production capacity to meet strong demand. Increased production capacity for our materials product line also contributed to increased revenues, partially offset by decreased revenues for our RF product line as a result of softening demand.
The increase in revenue for fiscal 2022 compared to fiscal 2021 was primarily due to increased demand across all of our product lines, as well as increased production capacity for our power and materials product lines to meet the strong demand during the period.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Gross profit	$279.5	$249.3	$164.6	$30.2	12%	$84.7	51%
Gross margin	30%	33%	31%
The increase in gross profit for fiscal 2023 compared to fiscal 2022 was primarily due to increased revenues in our power and materials product lines, partially offset by decreased revenue in our RF product line, increased production costs, unfavorable product mix and higher stock-based compensation costs.
The decrease in gross margin for fiscal 2023 compared to fiscal 2022 was primarily due to increased production costs and unfavorable product mix. These impacts were partially offset by a gross margin improvement in the current period resulting from realizing the full impact of our early fiscal 2022 change in estimate to increase our expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets.*
* The change in our expected useful lives was applied in the first quarter of fiscal 2022 but had limited impact on that period's gross profit and gross margin because the majority of the impact in the first quarter of fiscal 2022 resulted in a reduction of inventory.
The increase in gross profit for fiscal 2022 compared to fiscal 2021 was primarily due to increased revenues in the current period and lower production costs, including the impact of increasing the expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets. The increase in gross margin for fiscal 2022 compared to fiscal 2021 was primarily due to the same factors as the increase to gross profit, partly offset by product mix.
As explained further below, the operating costs of each of our new facilities will largely be reflected in cost of revenue, net once such facility reaches revenue generating production. During the period when production begins, but before the facility is at its expected utilization level, we expect some of the costs to operate the facility will not be absorbed into the cost of inventory. We expect that these costs will be substantial as we ramp up the facility to the expected or normal utilization level. The costs incurred to operate the facility in excess of the costs absorbed into inventory are referred to as underutilization costs and are expensed as incurred to cost of revenue, net. We expect gross profit and gross margin to be significantly impacted in future periods from these underutilization costs in connection with our new facility construction and expansion projects, the costs of which to date have solely been expensed as factory start-up costs.

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
Research and development expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Research and development	$225.4	$196.4	$177.8	$29.0	15%	$18.6	10%
Percent of revenue	24%	26%	34%
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
SG&A expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Sales, general and administrative	$235.3	$203.5	$181.6	$31.8	16%	$21.9	12%
Percent of revenue	26%	27%	35%
The increase in SG&A expenses in fiscal 2023 compared to fiscal 2022 was primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as increases in professional services, sponsorship, and travel costs.
The increase in SG&A expenses in fiscal 2022 compared to fiscal 2021 was primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as increased consulting, legal and travel costs, partially offset by a decrease in costs related to transition services incurred in the first half of fiscal 2021 in connection with the sale of our former Lighting Products business unit.
Factory Start-up Costs

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Factory start-up costs	$160.2	$70.0	$8.0	$90.2	129%	$62.0	775%

Factory start-up costs relate to expanding our production footprint to support expected growth. Increases in all periods presented are primarily due to the progression of construction and start-up of our new silicon carbide device fabrication facility in Marcy, New York, the start of construction on our new materials manufacturing facility in Siler City, North Carolina and the materials expansion activities at our Durham, North Carolina location.
Factory start-up costs relate to facilities that have not yet started revenue generating production. When a new facility begins revenue generating production, the operating costs of that facility previously expensed as start-up costs will instead be primarily expensed as part of the cost of the production within the cost of revenue, net line item in our statement of operations. For example, our new silicon carbide device fabrication facility in Marcy, New York began revenue generating production at the end of fiscal 2023 and the costs of this facility will be primarily reflected in cost of revenue, net in future periods.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology and non-compete agreements.
Amortization of intangible assets related to our acquisitions was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Customer relationships	$6.1	$6.1	$6.1	$—	—%	$—	—%
Developed technology	4.8	5.4	5.4	(0.6)	(11)%	—	—%
Non-compete agreements	—	2.1	3.0	(2.1)	(100)%	(0.9)	(30)%
Total	$10.9	$13.6	$14.5	($2.7)	(20)%	($0.9)	(6)%
Amortization of acquisition-related intangible assets decreased in all periods presented due to certain intangible assets reaching the end of their useful lives. No other significant acquisition-related intangible activity or impairments occurred between the periods.
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

Loss (gain) on disposal or impairment of other assets were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Loss (gain) on disposal or impairment of other assets	$2.0	($0.3)	$1.6	$2.3	(767)%	($1.9)	(119)%
Loss (gain) on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents. Additionally, the gain on disposal or impairment of other assets for the fiscal year ended June 26, 2022 includes a $0.7 million net gain related to consideration received from the early payment of the unsecured promissory note (the Purchase Price Note) issued by SGH at the closing of the LED Business Divestiture (as defined below), as discussed in Note 3, "Discontinued Operations," in our consolidated financial statements included in Item 8 of this Annual Report.
Other Operating Expense
Other operating expense was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Project, transformation and transaction costs	22.9	6.6	7.3	16.3	247%	(0.7)	(10)%
Factory optimization restructuring costs	—	6.1	7.6	(6.1)	(100)%	(1.5)	(20)%
Severance costs	3.4	1.2	6.2	2.2	183%	(5.0)	(81)%
Other operating expense	$26.3	$13.9	$21.1	$12.4	89%	($7.2)	(34)%
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
The increase in other operating expense in all periods is primarily due to increased professional service fees associated with completed and potential acquisitions and divestitures.

Non-Operating (Income) Expense, net
Non-operating (income) expense, net was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Interest income	($58.2)	($11.8)	($10.1)	($46.4)	393%	($1.7)	(17)%
Interest expense, net of capitalized interest	42.6	25.1	45.4	17.5	70%	(20.3)	(45)%
Gain on arbitration proceedings	(50.3)	—	—	(50.3)	(100)%	—	—%
Loss on debt extinguishment	—	24.8	—	(24.8)	(100)%	24.8	100%
Gain on equity investment	—	—	(8.3)	—	—%	8.3	100%
Loss on Wafer Supply Agreement	13.6	0.8	0.8	12.8	1,600%	—	—%
Gain on sale of investments, net	—	(0.3)	(0.4)	0.3	100%	0.1	25%
Other, net	0.2	(0.3)	(1.1)	0.5	167%	0.8	73%
Non-operating (income) expense, net	($52.1)	$38.3	$26.3	($90.4)	(236)%	$12.0	46%
Interest income. The increase in interest income in both periods was primarily driven by increased short-term investment balances, as well as increased returns on our short-term investments. Our short-term investment balances increased significantly in the second quarter of fiscal 2023 resulting from the net proceeds we received from the sale of the 2029 Notes.
The increase in interest income in fiscal 2022 compared to fiscal 2021 was primarily due to interest income received on our previously held note receivable from SGH in connection with the LED Business Divestiture, partially offset by decreased investment returns from our short-term investment securities.
Interest expense, net of capitalized interest. The increase in interest expense in fiscal 2023 compared to fiscal 2022 was primarily due to interest from our 2029 Notes and 2030 Senior Notes, which were not outstanding as of June 26, 2022. This increase was partially offset by a decrease in interest expense from our 2028 Notes, primarily due to the adoption of ASU 2020-06, which eliminated interest expense relating to the accretion on discount in the current period. In addition, an increase in interest expense from our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), the interest of which was fully capitalized in fiscal 2022 but was almost fully expensed in fiscal 2023, was offset by a decrease in interest expense from our 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes), which were extinguished in the second quarter of fiscal 2022.
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
Loss on debt extinguishment. In the second quarter of fiscal 2022, all of our then-outstanding 2023 Notes were converted into shares of our common stock, which resulted in a loss on extinguishment of $24.8 million. See Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain on equity investment. The gain on equity investment for fiscal 2021 relates to changes in fair value of our previously held ENNOSTAR Inc. (ENNOSTAR) investment. In the fourth quarter of fiscal 2021, we liquidated our common stock ownership interest in ENNOSTAR. We no longer hold any equity interest in ENNOSTAR.

Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Products business unit to SGH and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain silicon carbide materials and fabrication services for up to four years. We recognized a supply agreement liability in connection with this agreement, which reached full amortization in the second quarter of fiscal 2023. We expect losses from this agreement to continue through December 2025.
Income Tax Expense
Income tax expense and our effective tax rate was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023		2021 to 2022
Income tax expense	$1.4	$9.0	$1.1	(7.6)	(84)%	7.9	718%
Effective tax rate	—%	(3)%	—%
The change in the effective tax rate from (3)% in fiscal 2022 as compared to 0% in fiscal 2023 and fiscal 2021 was primarily due to $7.3 million of income tax expense recognized in the second quarter of fiscal 2022 related to the restructuring of our Luxembourg holding company.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets, (ii) income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.
Net Loss from Discontinued Operations
We have classified the results of our former LED Products segment (the LED Business) as discontinued operations in our consolidated statements of operations for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the LED Business upon classification as discontinued operations in October 2020.
We recorded net income from discontinued operations of $94.2 million and net loss from discontinued operations of $181.2 million in fiscal 2022 and 2021, respectively.
Net income from discontinued operations in fiscal 2022 related to the receipt of an unsecured promissory note from CreeLED as additional consideration to satisfy the earnout obligations pursuant to the Asset Purchase Agreement (the LED Purchase Agreement), dated October 18, 2020, as amended. The additional consideration was based upon the revenue and gross profit performance of the LED Products Business in the first four full fiscal quarters following the closing.
Net loss from discontinued operations in fiscal 2021 included a $112.6 million goodwill impairment, a $19.5 million impairment to assets held for sale associated with the LED Business Divestiture and a $29.1 million loss on sale.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment, as well as outlays for research and development, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand, marketable securities and our ability to issue additional 2030 Senior Notes, subject to certain conditions precedent, as discussed in Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report.
Based on past performance and current expectations, we believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. With the strength of our working capital position, we believe that we have the ability to continue to invest in the near-term expansion of our production capacity, further develop our product portfolio and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties. However, even with our strong working capital position, we expect to need additional funding to fully complete all of our intended capacity expansions.

Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	Change
Cash and cash equivalents	$1,757.0	$449.5	$1,307.5
Short-term investments	1,197.9	749.3	448.6
Total cash, cash equivalents and short-term investments	$2,954.9	$1,198.8	$1,756.1
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
In the third quarter of fiscal 2022, we issued and sold a total of $750.0 million aggregate principal amount of 2028 Notes, as discussed in Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report. The total net proceeds of the 2028 Notes was $732.3 million, of which we used $108.2 million to fund the cost of entering into capped call transactions.
In the second quarter of fiscal 2023, we issued and sold a total of $1,750.0 million aggregate principal amount of 2029 Notes, as discussed in Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report. The total net proceeds of the 2029 Notes was $1,718.6 million, of which we used $273.9 million to fund the cost of entering into capped call transactions.
In the fourth quarter of fiscal 2023, we sold $1,250 million aggregate principal amount of 2030 Senior Notes, as discussed in Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report. The total net proceeds of the 2030 Senior Notes was approximately $1,149.3 million. We expect to use the net proceeds for general corporate purposes.
In connection with the sale of our 2030 Senior Notes, we terminated the $125.0 million secured revolving line of credit under which we were able to borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026.
In addition, we received early payments on two unsecured promissory notes issued to us in connection with the sale of certain assets and subsidiaries comprising the LED Business to SMART on March 1, 2021 (the LED Business Divestiture). In the third quarter of fiscal 2022, we received an early payment in the amount of $125.0 million, along with outstanding accrued and unpaid interest as of the payment date, relating to the unsecured promissory note issued with the completion of the transaction. In the first quarter of fiscal 2023, we received an early payment in the amount of $101.8 million in connection with the unsecured promissory note issued in the fourth quarter of fiscal 2022 as an earn-out payment.
As of June 25, 2023, we had unrealized losses on our short-term investments of $22.7 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 25, 2023 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of June 25, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 25, 2023.
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

Expected Uses of Liquidity
We recently opened our new silicon carbide device fabrication facility in Marcy, New York, to expand capacity for production of our silicon carbide devices. We now expect to invest approximately $2.0 billion in construction, equipment and other related costs for the new facility, of which approximately $500 million is expected to be reimbursed over time by the State of New York Urban Development Corporation (doing business as Empire State Development) under a Grant Disbursement Agreement (the GDA). As of June 25, 2023, we have spent approximately $900 million and received $305.2 million in reimbursements.
Additionally, we recently started construction on a new materials manufacturing facility in Siler City, North Carolina. Through fiscal 2024, we expect to invest approximately $1.3 billion in construction, equipment and other related costs for the new facility, net of estimated refundable federal investment tax credits and capital grants we expect to receive through the CHIPS Act. The timing and amount of these estimated CHIPS Act incentives is uncertain and could happen after fiscal 2024. In addition, the facility is also further supported by an approximately $1.0 billion long-term incentive package from state, county and local governments, primarily in the form of property tax reimbursements and sales tax exemptions.
We also recently announced the intention to build a highly automated, cutting-edge wafer fabrication facility in Saarland, Germany. We expect to invest approximately $3.5 billion in construction, equipment and other related costs for the new facility, with the vast majority of such investment occurring after fiscal 2024.
For fiscal 2024, we target approximately $2.0 billion of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our new silicon carbide fabrication facility in New York and the construction of our new materials manufacturing facility in Siler City, North Carolina. Our target net capital investment figure is net of approximately $150 million of expected reimbursements from the GDA during the fiscal year.
For more details on the GDA, see Note 15, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report.
In addition, we may also apply for and potentially sell tax credits as part of the Inflation Reduction Act to further fund our expansion initiatives.
We have a take-or-pay supplier agreement that requires a minimum of $200 million of purchases over the next five years, as outlined further in Note 15, "Commitments and Contingencies," to our consolidated financial statements in Item 8 of this Annual Report.
Given our current cash position, we believe we will be able to fund daily operations for at least the next 12 months but we expect to need additional funding to fully complete all of our previously announced planned expansion initiatives described above. We may seek to obtain funding through, among other avenues, government funding in both the United States or Europe, public or private equity offerings and debt financings (which may involve retiring some of our existing debt).
In addition to ordinary operating expenses, our estimated future obligations consist of leases, debt, and interest on long-term debt. For a description of contractual obligations, including lease and debt obligations, see Note 5, "Leases," Note 10, "Long-term Debt," and Note 15, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report.
Cash Flows
In summary, our cash flows were as follows (in millions of U.S. Dollars):

	Fiscal Years Ended			Year-Over-Year Change
	June 25, 2023	June 26, 2022	June 27, 2021	2022 to 2023	2021 to 2022
Cash used in operating activities	($142.6)	($154.2)	($125.5)	$11.6	($28.7)
Cash used in investing activities	(1,147.0)	(391.0)	(448.6)	(756.0)	57.6
Cash provided by financing activities	2,597.1	615.9	504.1	1,981.2	111.8
Effect of foreign exchange changes	—	(0.2)	0.2	0.2	(0.4)
Net increase (decrease) in cash and cash equivalents	$1,307.5	$70.5	($69.8)	$1,237.0	$140.3

Cash Flows from Operating Activities
Net cash used in operating activities decreased in fiscal 2023 compared to fiscal 2022 primarily due to a smaller increase in working capital in the current period compared to the prior period, which was primarily driven by increased customer reserve deposits received and a smaller increase in accounts receivable, net, both of which offset increased inventory growth. This was partially offset by an increase in net loss during the period.
Net cash used in operating activities increased in fiscal 2022 compared to fiscal 2021 primarily due to decreased working capital as a result of inventory growth and increased receivables as a result of revenue growth.
Total cash flows from operating activities in fiscal 2021 includes $13.0 million of cash used in operating activities of discontinued operations.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.
The increase in net cash used in investing activities in fiscal 2023 compared to fiscal 2022 was primarily due to an increase in net purchases of short-term investments of $436.2 million and an increase in net property and equipment purchases of $294.4 million.
The decrease in net cash used in investing activities in fiscal 2022 compared to fiscal 2021 was primarily due to a $53.9 million decrease in net property and equipment purchases and a $81.3 million net increase in proceeds from the LED Business Divestiture, partially offset by a $12.5 million increase in net purchases of short-term investments. Additionally, we received $66.4 million in net proceeds from the liquidation of our ENNOSTAR equity investment in fiscal 2021.
Total cash used in investing activities in fiscal 2021 includes $0.3 million of cash used in investing activities of discontinued operations.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2023 primarily consisted of $2.9 billion in net proceeds from issuing the 2029 Notes and the 2030 Senior Notes, partially offset by $273.9 million in cash paid for the capped call transactions in connection with issuing the 2029 Notes.
Net cash provided by financing activities in fiscal 2022 primarily consisted of $732.3 million in net proceeds from issuing the 2028 Notes, partially offset by $108.2 million in cash paid for the capped call transactions.
Net cash provided by financing activities in fiscal 2021 primarily consisted of net proceeds of $503.5 million from issuances of common stock in connection with an at-the-market program in the third quarter of fiscal 2021 and issuances of common stock pursuant to the exercise of employee stock options.
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 25, 2023 and June 26, 2022. Actual results may differ materially.
Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 25, 2023 and June 26, 2022, our cash equivalents and short-term investments had a fair value of $1,456.0 million and $993.6 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $14.6 million at June 25, 2023 and $9.9 million at June 26, 2022.

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
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 25, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(b) of SEC Regulation S-K.
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
Revenue Recognition
For the year ended June 25, 2023, approximately a third of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include: value added resellers; manufacturers who incorporate our products into their own manufactured goods; or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.
Our distributors may be provided limited rights that allow them to return or scrap a portion of inventory (product exchange rights or stock rotation rights) and receive credits for changes in selling prices (price protection rights) or customer pricing arrangements under our “ship and debit” program or other targeted sales incentives. When determining our net revenue, we make significant judgments and estimates corresponding with product shipments. We recognize a reserve for estimated future returns, changes in selling prices, and other targeted sales incentives when product ships. We also recognize an asset for the estimated value of product returns that we believe will be returned to inventory in the future and resold, and these estimates are based upon historical data, current economic trends, distributor inventory levels and other related factors. Our financial condition and operating results are dependent upon our ability to make reliable estimates. Actual results may vary and could have a significant impact on our operating results.

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
Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in our financial statements. For restricted stock and stock unit awards, grant date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term. As of June 25, 2023, we have $119.1 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.19 years.
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

Goodwill
We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by FASB ASC 350, “Intangibles - Goodwill and Other,” may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. We have determined that we have one reporting unit.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Financial and Market Risks” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wolfspeed, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wolfspeed, Inc. and its subsidiaries (the “Company”) as of June 25, 2023 and June 26, 2022, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended June 25, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 25, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 25, 2023 and June 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 25, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt on June 27, 2022.

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

Reserves for Distributor Programs - Ship and Debit

As described in Note 2 to the consolidated financial statements, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within the Company’s standard commercial terms. Certain distributors are provided customer pricing arrangements under the Company’s “ship and debit” program. Distributor sales approximate a third of total net revenue of $921.9 million for the year ended June 25, 2023. Management makes estimates of changes in selling prices when the corresponding product ships. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. Accordingly, estimates for these rights are recognized at the time of sale as a contract liability and a reduction of product revenue. The associated reserves for ship and debit program to distributors make up a significant portion of the accrued contract liabilities account balance of $43.0 million.

The principal considerations for our determination that performing procedures relating to ship and debit reserves for distributor programs is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating management’s significant assumptions related to current economic conditions, historical experience and on-hand inventory at the distributor.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the reserves for the ship and debit program. These procedures also included, among others (i) testing management’s process for determining the estimate for ship and debit reserve, (ii) testing the completeness and accuracy of data inputs to the ship and debit reserve calculation, and (iii) evaluating the reasonableness of the significant assumptions used by management related to current economic conditions, historical experience and on-hand inventory at the distributor. Evaluating management’s significant assumptions related to current economic conditions, historical experience and on-hand inventory at the distributor involved evaluating whether the significant assumptions used by management were reasonable considering management’s historical claim experience and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 23, 2023

We have served as the Company’s auditor since 2013.

WOLFSPEED, INC.
CONSOLIDATED BALANCE SHEETS

	June 25, 2023	June 26, 2022
in millions of U.S. Dollars, except share data in thousands
Assets
Current assets:
Cash and cash equivalents	$1,757.0	$449.5
Short-term investments	1,197.9	749.3
Total cash, cash equivalents and short-term investments	2,954.9	1,198.8
Accounts receivable, net	154.8	150.2
Inventories	327.5	227.0
Income taxes receivable	0.8	1.3
Prepaid expenses	36.8	32.1
Other current assets	131.7	151.4
Current assets held for sale	—	1.6
Total current assets	3,606.5	1,762.4
Property and equipment, net	2,191.4	1,481.1
Goodwill	359.2	359.2
Intangible assets, net	115.9	125.4
Long-term receivables	2.6	104.7
Deferred tax assets	1.2	1.0
Other assets	309.9	83.7
Total assets	$6,586.7	$3,917.5

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$536.9	$307.7
Accrued contract liabilities	43.0	37.0
Income taxes payable	9.6	11.6
Finance lease liabilities	0.5	0.5
Other current liabilities	37.9	31.7
Total current liabilities	627.9	388.5
Long-term liabilities:
Long-term debt	1,149.5	—
Convertible notes, net	3,025.6	1,021.6
Deferred tax liabilities	3.9	3.2
Finance lease liabilities - long-term	9.2	9.6
Other long-term liabilities	148.7	55.3
Total long-term liabilities	4,336.9	1,089.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 25, 2023 and June 26, 2022; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at June 25, 2023 and June 26, 2022; 124,794 and 123,795 shares issued and outstanding at June 25, 2023 and June 26, 2022, respectively	0.2	0.2
Additional paid-in-capital	3,711.0	4,228.4
Accumulated other comprehensive loss	(25.1)	(25.3)
Accumulated deficit	(2,064.2)	(1,764.0)
Total shareholders’ equity	1,621.9	2,439.3
Total liabilities and shareholders’ equity	$6,586.7	$3,917.5
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 25, 2023	June 26, 2022	June 27, 2021
in millions of U.S. Dollars, except share data
Revenue, net	$921.9	$746.2	$525.6
Cost of revenue, net	642.4	496.9	361.0
Gross profit	279.5	249.3	164.6
Operating expenses:
Research and development	225.4	196.4	177.8
Sales, general and administrative	235.3	203.5	181.6
Factory start-up costs	160.2	70.0	8.0
Amortization or impairment of acquisition-related intangibles	10.9	13.6	14.5
Abandonment of long-lived assets	—	—	73.9
Loss (gain) on disposal or impairment of other assets	2.0	(0.3)	1.6
Other operating expense	26.3	13.9	21.1
Operating loss	(380.6)	(247.8)	(313.9)
Non-operating (income) expense, net	(52.1)	38.3	26.3
Loss before income taxes	(328.5)	(286.1)	(340.2)
Income tax expense	1.4	9.0	1.1
Net loss from continuing operations	(329.9)	(295.1)	(341.3)
Net income (loss) from discontinued operations	—	94.2	(181.2)
Net loss	(329.9)	(200.9)	(522.5)
Net income from discontinued operations attributable to noncontrolling interest	—	—	1.4
Net loss attributable to controlling interest	($329.9)	($200.9)	($523.9)

Basic and diluted loss per share
Continuing operations	($2.65)	($2.46)	($3.04)
Net loss attributable to controlling interest	($2.65)	($1.67)	($4.66)

Weighted average shares - basic and diluted (in thousands)	124,374	120,120	112,346
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 25, 2023	June 26, 2022	June 27, 2021
in millions of U.S. Dollars
Net loss	($329.9)	($200.9)	($522.5)
Other comprehensive income (loss):
Reclassification of currency translation gain to loss on sale of discontinued operations	—	—	(9.5)
Net unrealized gain (loss) on available-for-sale securities	0.2	(28.0)	(3.8)
Comprehensive loss	(329.7)	(228.9)	(535.8)
Net income from discontinued operations attributable to noncontrolling interest	—	—	1.4
Comprehensive loss attributable to controlling interest	($329.7)	($228.9)	($537.2)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
in millions of U.S. Dollars	June 25, 2023	June 26, 2022	June 27, 2021
Operating activities:
Net loss	($329.9)	($200.9)	($522.5)
Net income (loss) from discontinued operations	—	94.2	(181.2)
Net loss from continuing operations	(329.9)	(295.1)	(341.3)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	164.0	129.8	120.9
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	7.5	20.1	32.8
Loss on extinguishment of debt	—	24.8	—
Stock-based compensation	81.9	60.9	53.2
Abandonment of long-lived assets	—	—	73.9
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory optimization and start-up costs	3.8	1.0	5.0
Amortization of (premium) discount on investments, net	(4.7)	6.1	6.9
Realized gain on sale of investments	—	(0.3)	(0.4)
Gain on equity investment	—	—	(8.3)
Foreign exchange gain on equity investment	—	—	(2.2)
Deferred income taxes	0.5	0.7	0.9
Changes in operating assets and liabilities:
Accounts receivable, net	(4.6)	(54.3)	(23.5)
Inventories	(97.5)	(68.8)	(44.6)
Prepaid expenses and other assets	(18.5)	(0.4)	(20.0)
Accounts payable, trade	30.0	29.2	21.7
Accrued salaries and wages and other liabilities	(1.1)	(10.5)	15.3
Accrued contract liabilities	26.0	2.6	(2.8)
Net cash used in operating activities of continuing operations	(142.6)	(154.2)	(112.5)
Net cash used in operating activities of discontinued operations	—	—	(13.0)
Cash used in operating activities	(142.6)	(154.2)	(125.5)
Investing activities:
Purchases of property and equipment	(955.8)	(644.9)	(570.5)
Purchases of patent and licensing rights	(6.5)	(5.7)	(5.9)
Proceeds from sale of property and equipment, including insurance proceeds	1.7	3.1	2.3
Purchases of short-term investments	(1,191.0)	(475.0)	(475.0)
Proceeds from maturities of short-term investments	637.2	242.3	428.3
Proceeds from sale of short-term investments	110.1	225.2	51.7
Reimbursement of property and equipment purchases from long-term incentive agreement	155.5	139.0	10.7
Proceeds from sale of business resulting from the receipt of transaction related note receivable	101.8	125.0	43.7
Proceeds from sale of long-term investment	—	—	66.4
Net cash used in investing activities of continuing operations	(1,147.0)	(391.0)	(448.3)
Net cash used in investing activities of discontinued operations	—	—	(0.3)
Cash used in investing activities	(1,147.0)	(391.0)	(448.6)
Financing activities:
Proceeds from long-term debt borrowings	1,200.0	20.0	30.0
Proceeds from convertible notes	1,750.0	750.0	—
Payments of debt issuance costs	(82.1)	(17.7)	—
Cash paid for capped call transactions	(273.9)	(108.2)	—
Proceeds from issuance of common stock	23.8	22.4	539.7
Tax withholding on vested equity awards	(19.2)	(29.1)	(36.2)
Payments on long-term debt borrowings, including finance lease obligations	(0.5)	(20.5)	(30.4)
Incentive-related escrow refunds	—	—	1.5
Commitment fees on long-term incentive agreement	(1.0)	(1.0)	(0.5)
Cash provided by financing activities	2,597.1	615.9	504.1
Effects of foreign exchange changes on cash and cash equivalents	—	(0.2)	0.2
Net change in cash and cash equivalents	1,307.5	70.5	(69.8)
Cash and cash equivalents, beginning of period	449.5	379.0	448.8
Cash and cash equivalents, end of period	$1,757.0	$449.5	$379.0
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity - Controlled Interest	Non-controlling Interest from Discontinued Operations	Total Equity
	Number of Shares	Par Value
Share data in thousands, U.S. Dollar information in millions
Balance at June 28, 2020	109,230	$0.1	$3,106.2	($1,039.2)	$16.0	$2,083.1	$6.1	$2,089.2
Net (loss) income	—	—	—	(523.9)	—	(523.9)	1.4	(522.5)
Reclassification of currency translation gain to loss on sale of discontinued operations	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Unrealized loss on available-for-sale securities	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Tax withholding on vested equity awards	—	—	(36.2)	—	—	(36.2)	—	(36.2)
Stock-based compensation	—	—	67.1	—	—	67.1	—	67.1
Exercise of stock options and issuance of shares	2,238	—	50.6	—	—	50.6	—	50.6
Issuance of shares under the at-the-market offering program, net of issuance costs	4,223	—	489.1	—	—	489.1	—	489.1
Reclassification of noncontrolling interest to loss on sale of discontinued operations	—	—	—	—	—	—	(7.5)	(7.5)
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5	$—	$2,116.5
Net loss	—	—	—	(200.9)	—	(200.9)	—	(200.9)
Unrealized loss on available-for-sale securities	—	—	—	—	(28.0)	(28.0)	—	(28.0)
Tax withholding on vested equity awards	—	—	(29.1)	—	—	(29.1)	—	(29.1)
Stock-based compensation	—	—	62.8	—	—	62.8	—	62.8
Exercise of stock options and issuance of shares	978	—	22.4	—	—	22.4	—	22.4
Issuance of shares related to the extinguishment of convertible notes due September 1, 2023	7,126	0.1	416.1	—	—	416.2	—	416.2
Issuance of convertible notes due February 15, 2028	—	—	187.6	—	—	187.6	—	187.6
Capped call transactions related to the issuance of convertible notes due February 15, 2028	—	—	(108.2)	—	—	(108.2)	—	(108.2)
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3	$—	$2,439.3
Net loss	—	—	—	(329.9)	—	(329.9)	—	(329.9)
Unrealized gain on available-for-sale securities	—	—	—	—	0.2	0.2	—	0.2
Tax withholding on vested equity awards	—	—	(19.2)	—	—	(19.2)	—	(19.2)
Stock-based compensation	—	—	84.9	—		84.9	—	84.9
Exercise of stock options and issuance of shares	999	—	23.8	—	—	23.8	—	23.8
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)	—	(303.3)
Capped call transactions related to the issuance of convertible notes due December 1, 2029	—	—	(273.9)	—	—	(273.9)	—	(273.9)
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9	$—	$1,621.9
The accompanying notes are an integral part of the consolidated financial statements.

WOLFSPEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business
Overview
Wolfspeed, Inc. (the Company) is an innovator of wide bandgap semiconductors, focused on silicon carbide and gallium nitride (GaN) materials and devices for power and radio-frequency (RF) applications. The Company’s product families include silicon carbide and GaN materials, power devices and RF devices targeted for various applications such as electric vehicles, fast charging, 5G, renewable energy and storage, and aerospace and defense. As discussed more fully below in Note 17, “Subsequent Events,” on August 22, 2023, the Company entered into a definitive agreement to sell certain assets and subsidiaries comprising its RF products lines.
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
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company’s 2023, 2022 and 2021 fiscal years were 52-week fiscal years. The Company's 2024 fiscal year will be a 53-week fiscal year. The next 53-week fiscal year will be for the Company's 2030 fiscal year.
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
Available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. The Company evaluates whether the unrealized loss is due to market factors or changes in the investment holdings' credit rating. An expected credit loss will be recorded when an investment in an unrealized loss position is determined to have lost value from a decreased credit rating. The Company does not record an allowance for credit losses on receivables related to accrued interest. For the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, no allowance for credit losses was recorded.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in non-operating (income) expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
Fair Value of Financial Instruments
The Company performs recurring fair value measurements for its cash equivalents and short-term investments, as discussed further in Note 8, "Fair Value of Financial Instruments." In addition, cash, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 25, 2023 and June 26, 2022 due to the short-term nature of these instruments.

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
Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the term of the related lease. In general, the Company’s policy for useful lives is as follows:

Furniture and fixtures	5 years
Buildings and building improvements	5 to 40 years
Machinery and equipment	3 to 15 years
Vehicles	5 years
Computer hardware/software	3 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
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
Government Assistance Programs and Incentives
The Company receives, or expects to receive in the future, various types of government assistance, primarily in the form of grants, refundable tax credits, property tax reimbursements and sales tax exemptions. Government assistance is recognized when there is reasonable assurance that: (1) the Company will comply with the relevant conditions and (2) the assistance will be received. Government assistance related to reimbursing fixed asset purchases, such as reimbursement grants and refundable federal investment tax credits, are recorded as a reduction to the related asset(s), which then reduces depreciation expense over the expected useful life of the asset on a straight-line basis.
Silicon Carbide Device Facility in Marcy, New York
The Company receives government grants from the State of New York Urban Development Corporation to partially or fully reimburse the Company for certain property, plant and equipment purchases in connection with its construction of a new silicon carbide device fabrication facility in Marcy, New York. To receive these grants, the Company must comply with a number of objectives outlined in the related grant disbursement agreement, as outlined in Note 15, "Commitments and Contingencies". Grant amounts already received are subject to clawback provisions if the Company does not satisfy the agreement's outlined objectives.
As of June 25, 2023, the Company has reduced property and equipment, net by $399.1 million as a result of expected and received reimbursements from the State of New York Urban Development Corporation, of which $305.2 million has been received in cash and an additional $93.9 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Manufacturing Facility in Siler City, North Carolina
In connection with the construction of a planned materials manufacturing facility in Siler City, North Carolina, the Company expects to receive a long-term incentive package from state, county and local governments, primarily in the form of property tax reimbursements and sales tax exemptions on purchased machinery and equipment. In order to receive property tax reimbursements, the Company is required to comply with investment and job targets. The facility is under construction and the Company anticipates beginning to recognize incentives starting in fiscal 2024.
U.S. CHIPS and Science Act of 2022 (the CHIPS Act)

The Company expects to receive refundable federal investment tax credits and capital grants through the CHIPS Act in connection with ongoing expansion projects. As of June 25, 2023, the Company has reduced property and equipment, net by $167.4 million as a result of expected refundable tax credits in connection with the CHIPS Act.
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
Finite-Lived Intangible Assets
U.S. GAAP requires that intangible assets, other than goodwill and indefinite-lived intangibles, must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 10 to 15 years.
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
Master supply or distributor agreements are in place with some of the Company's customers and contain terms and conditions including, but not limited to, payment, delivery, incentives and warranty. These agreements sometimes require minimum purchase commitments and/or involve potential penalties to the Company if a defined supply schedule is not met. If a master supply, distributor or other similar agreement is not in place with a customer, the Company considers a purchase order, which is governed by the Company’s standard terms and conditions, to be the contract governing the relationship with that customer.
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
From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non-refundable upfront licensing fees related to patent licenses immediately upon receipt of the funds if the Company has no significant future obligations to perform under the arrangement. However, the Company will defer recognition for licensing fees when the Company has significant future performance requirements, the fee is not fixed (such as royalties earned as a percentage of future revenue), or the fees are otherwise contingent.
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
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $11.5 million, $7.5 million, and $5.1 million for the years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively.
Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, the Company contributed approximately $12.3 million, $10.3 million and $8.0 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
Research and Development
Research and development expenses consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development activities are expensed when incurred.
Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings/loss per share except that the impacts from interest expense and dividends on net income/loss are removed and the number of shares is increased to assume exercise of potentially dilutive stock options, nonvested restricted stock, contingently issuable shares using the treasury stock method and the potential issuance of shares in connection with the Company's convertible notes, unless the effect of such increases would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recognized in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
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
For service-based restricted stock units (RSUs) and performance-based RSUs (commonly referred to as PSUs) with internal metrics, the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. For performance-based RSUs, the Company reassesses the probability of the achievement of the performance condition at each reporting period and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. This fair value is then amortized to compensation expense over the requisite service period or vesting term.
For performance-based awards with market conditions, the Company estimates the grant date fair value using the Monte Carlo valuation model and expenses the awards over the vesting period regardless of whether the market condition is ultimately satisfied.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s Employee Stock Purchase Plan (ESPP) awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements.
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
See Note 13, "Stock-based Compensation," for more information about the Company's stock-based compensation plans.
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
Foreign Currency Translation
All of the Company's operations have a U.S. Dollar functional currency and therefore no foreign currency translation adjustments are recognized in other comprehensive loss in the consolidated statements of comprehensive loss. The Company and its subsidiaries transact business in currencies other than the U.S. Dollar and as such, the Company experiences varying amounts of foreign currency exchange gains and losses.
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
Supplemental Cash Flow Information
Cash paid for interest was $29.5 million, $13.1 million, and $14.1 million for the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively.
Cash paid (received) for taxes, net of refunds received, was $2.9 million, $(4.4) million and $11.0 million for the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively.
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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This standard requires entities to provide annual disclosures regarding government assistance. More specifically, the amendments in the standard improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions; (2) the accounting for those transactions; and (3) the effect of those transactions on an entity's financial statements. The Company adopted this standard on June 27, 2022 under the prospective approach.
Recently Issued Accounting Pronouncements Pending Adoption
None.
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
The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to the Company by SGH in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment between $2.5 million and $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing, also payable in the form of a unsecured promissory note of SGH (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note had a maturity date of August 15, 2023, and as explained further below, was prepaid by SGH in full pursuant to its terms, along with outstanding accrued and unpaid interest as of the payment date, in the third quarter of fiscal 2022. The Earnout Note was issued by CreeLED in the fourth quarter of 2022, had a maturity date of March 27, 2025 and as explained further below, was prepaid by CreeLED in full pursuant to its terms, in connection with the forgiveness by the Company of outstanding accrued and unpaid interest as of the payment date, in the first quarter of fiscal 2023. In fiscal 2021, the Company recognized a loss on sale of the LED Business of $29.1 million. The cost of selling the LED Business was $27.4 million, which was recognized throughout fiscal 2020 and 2021.

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
In the fourth quarter of fiscal 2022, the Company received the Earnout Note with a principal amount of $101.8 million. As a result, the Company recorded a net gain of $94.2 million within discontinued operations, net in the consolidated statements of operations for fiscal year ended June 26, 2022. The gain recorded is net of $3.9 million in taxes and $1.2 million in transaction fees. Additionally, the amount is less a previously recorded gain of $2.5 million, which was recorded in fiscal 2021 as part of the total loss on sale to account for the minimum amount of the Earnout Note. In the first quarter of fiscal 2023, the Company received an early payment for the Earnout Note for the full principal amount of $101.8 million and the Company agreed to forgo payment by CreeLED of the outstanding accrued interest as of the payment date.
In addition to the $94.2 million net gain from discontinued operations recognized in fiscal year ended June 26, 2022 as a result of receiving the Earnout Note, the following table presents the financial results of the LED Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations for the fiscal year ended June 27, 2021:

Fiscal Year Ended
(in millions of U.S. Dollars)	June 27, 2021
Revenue, net	$272.8
Cost of revenue, net	213.3
Gross profit	59.5
Operating expenses:
Research and development	22.3
Sales, general and administrative	29.4
Goodwill impairment	112.6
Impairment on assets held for sale	19.5
Gain on disposal or impairment of long-lived assets	(1.6)
Other operating expense	18.7
Operating loss	(141.4)
Non-operating income	(0.3)
Loss before income taxes and loss on sale	(141.1)
Loss on sale	29.1
Loss before income taxes	(170.2)
Income tax expense	11.0
Net loss	(181.2)
Net income attributable to noncontrolling interest	1.4
Net loss attributable to controlling interest	($182.6)
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
For the fiscal years ended June 26, 2022 and June 27, 2021, the Company recognized $3.9 million and $11.0 million, respectively, of income tax expense related to discontinued operations, which primarily related to the foreign operations of the

LED Business. Income tax expense related to discontinued operations for the fiscal year ended June 26, 2022 and June 27, 2021 includes $2.4 million and $4.1 million, respectively, of income tax expense related to the sale of the issued and outstanding equity interests of Cree Huizhou in the third quarter of fiscal 2021.
The income tax impact of the U.S. operations of the LED Business for all periods presented were offset with a valuation allowance as described in Note 14, "Income Taxes."
For the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, the Company recognized $2.4 million, $3.6 million and $1.2 million in administrative fees related to the LED RELA, respectively, none of which is included in accounts receivable, net in the consolidated balance sheets as of June 25, 2023. Fees related to the LED RELA were recorded as lease income. See Note 5, "Leases" below for additional information.
For the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, the Company recognized $6.0 million, $9.2 million and $4.0 million in administrative fees related to the LED TSA, respectively, of which $0.2 million are included in accounts receivable, net in the consolidated balance sheets as of June 25, 2023. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of June 25, 2023.
The Company recognized a net loss of $13.6 million, $0.8 million and $0.8 million in non-operating expense, net for the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively, related to the Wafer Supply Agreement. A receivable of $1.3 million was included in other assets in the consolidated balance sheets as of June 25, 2023.
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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $73.8 million and $47.8 million as of June 25, 2023 and June 26, 2022, respectively. The increase was primarily due to increased customer reserve deposits and ship and debit reserves. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
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
For the fiscal years ended June 25, 2023 and June 26, 2022, the Company did not recognize any material revenue that was included in contract liabilities at the start of each respective fiscal year.
Product Line Revenue
The Company sells products from within three product lines: Power Products, silicon carbide and GaN materials (Materials Products) and RF Products. Revenue from these three product lines is as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Power Products	$408.9	$276.4	$132.8
Materials Products	349.3	295.5	241.6
RF Products	163.7	174.3	151.2
Total	$921.9	$746.2	$525.6
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	For the Years Ended
	June 25, 2023		June 26, 2022		June 27, 2021
(in millions of U.S. Dollars)	Revenue	%	Revenue	%	Revenue	%
Europe	$291.5	31.6%	$260.4	34.9%	$188.9	35.9%
Hong Kong	214.1	23.2%	162.6	21.8%	80.7	15.4%
Asia Pacific (excluding China and Hong Kong)	194.3	21.1%	128.9	17.3%	114.7	21.8%
United States	188.6	20.5%	142.7	19.1%	117.3	22.3%
China	29.6	3.2%	48.6	6.5%	19.4	3.7%
Other	3.8	0.4%	3.0	0.4%	4.6	0.9%
Total	$921.9		$746.2		$525.6
Note 5 – Leases
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

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	June 25, 2023	June 26, 2022
Right-of-use asset (1)	$104.6	$48.5

Current lease liability (2)	7.9	4.6
Non-current lease liability (3)	117.2	43.6
Total operating lease liabilities	125.1	48.2

Finance Leases:
Finance lease assets (4)	$9.6	$10.3

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	9.2	9.6
Total finance lease liabilities	9.7	10.1
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
Statement of Operations
Operating lease expense was $11.0 million, $8.1 million and $5.5 million in fiscal 2023, 2022 and 2021, respectively.
Short-term lease expense was immaterial in fiscal 2023, 2022 and 2021.
Finance lease amortization was $0.8 million, $1.2 million and $1.0 million, and interest expense was $0.3 million, $0.3 million and $0.3 million, in fiscal 2023, 2022 and 2021, respectively.
Cash Flows
Cash flow information consisted of the following (1):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Cash (used in) provided by operating activities:
Cash paid for operating leases	($6.7)	($8.1)	($5.7)
Cash received for tenant allowance on operating leases	17.8	—	—
Cash paid for interest portion of financing leases	(0.3)	(0.3)	(0.3)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.5)	(0.5)	(0.4)
(1) See Note 6, "Financial Statement Details," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of June 25, 2023 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 30, 2024	$12.0	$0.7	$12.7
June 29, 2025	12.1	0.7	12.8
June 28, 2026	17.1	0.7	17.8
June 27, 2027	13.1	0.4	13.5
June 26, 2028	12.2	0.2	12.4
Thereafter	104.3	14.0	118.3
Total lease payments	170.8	16.7	187.5
Future tenant improvement allowances	(3.7)	—	(3.7)
Imputed lease interest	(42.0)	(7.0)	(49.0)
Total lease liabilities	$125.1	$9.7	$134.8
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	153	473
Weighted average discount rate (2)	4.33%	2.67%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 40 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.50%.
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
In addition, the Company leases space to a third party at one of its owned facilities.
The Company recognized lease income of $2.5 million, $3.6 million and $1.2 million for the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively.
The Company did not recognize any variable lease income for the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021.
Note 6 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022
Billed trade receivables	$152.1	$148.0
Unbilled contract receivables	2.3	2.7
Royalties	1.1	0.7
	155.5	151.4
Allowance for bad debts	(0.7)	(1.2)
Accounts receivable, net	$154.8	$150.2

Changes in the Company’s allowance for bad debts were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Balance at beginning of period	$1.2	$0.8	$0.7
Current period provision change	(0.5)	0.4	0.1
Write-offs, net of recoveries	—	—	—
Balance at end of period	$0.7	$1.2	$0.8
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022
Raw material	$101.8	$60.2
Work-in-progress	200.4	135.9
Finished goods	25.3	30.9
Inventories	$327.5	$227.0
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022
Reimbursement receivable on long-term incentive agreement	$91.3	$132.5
Accrued interest receivable	10.1	5.9
Short-term deposit on long-term incentive agreement	10.0	—
Insurance deposit	6.3	—
VAT receivables	4.8	0.2
Inventory related to the Wafer Supply Agreement	3.9	3.9
Other receivables	2.2	2.2
Receivable on the Wafer Supply Agreement	1.3	2.7
Other	1.8	4.0
Other current assets	$131.7	$151.4
Property and Equipment, net
Property and equipment, net consisted of the following:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022
Machinery and equipment	$1,333.4	$1,167.3
Land and buildings	966.4	407.4
Computer hardware/software	76.5	61.9
Furniture and fixtures	8.1	8.0
Leasehold improvements and other	14.5	11.0
Vehicles	0.6	0.6
Finance lease assets	9.6	10.3
Construction in progress	873.5	802.3
Property and equipment, gross	3,282.6	2,468.8
Accumulated depreciation	(1,091.2)	(987.7)
Property and equipment, net	$2,191.4	$1,481.1

Depreciation of property and equipment totaled $148.1 million, $100.4 million and $100.5 million for the years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively.
During the years ended June 25, 2023, June 26, 2022 and June 27, 2021, the Company recognized approximately $3.7 million, $1.0 million and $4.3 million, respectively, as losses on disposals or impairments of property and equipment of which $1.8 million, $1.3 million, and $3.4 million are related to the Company's start-up and factory optimization activities and are reflected in other operating expense for the years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively. The remaining amount of these charges are reflected in loss on disposal or impairment of other assets in the consolidated statements of operations.
The majority of the Company's property and equipment, net is in the United States. As of June 25, 2023 and June 26, 2022, the Company held $66.5 million and $58.6 million, respectively, of property and equipment, net outside of the United States, primarily related to assets held at contract manufacturing space in Malaysia.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022
Accounts payable, trade	$44.9	$57.8
Accrued salaries and wages	66.3	80.6
Accrued property and equipment	328.4	132.1
Accrued expenses	97.3	37.2
Accounts payable and accrued expenses	$536.9	$307.7

Other Operating Expense
The following table summarizes the components of other operating expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Project, transformation and transaction costs	22.9	6.6	7.3
Factory optimization restructuring costs (1)	—	6.1	7.6
Severance costs	3.4	1.2	6.2
Other operating expense	$26.3	$13.9	$21.1
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
Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Interest income	($58.2)	($11.8)	($10.1)
Interest expense, net of capitalized interest	42.6	25.1	45.4
Gain on arbitration proceedings (1)	(50.3)	—	—
Loss on debt extinguishment (2)	—	24.8	—
Gain on equity investment	—	—	(8.3)
Loss on Wafer Supply Agreement	13.6	0.8	0.8
Gain on sale of investments, net	—	(0.3)	(0.4)
Other, net	0.2	(0.3)	(1.1)
Non-operating (income) expense, net	($52.1)	$38.3	$26.3
(1) In the first quarter of fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. In the second quarter of fiscal 2023, a final payment, net of legal fees, was received. The arbitration award is recognized as non-operating income, net of legal fees incurred.
(2) As discussed further in Note 10, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 2023 Notes (as defined below) were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Accumulated Other Comprehensive (Loss) Income, net of taxes
Accumulated other comprehensive (loss) income, net of taxes, consisted of $25.1 million of net unrealized losses on available-for-sale securities and $25.3 million of net unrealized gains on available-for-sale securities as of June 25, 2023 and June 26, 2022, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Income
The Company reclassified a net loss of less than $0.1 million and a net gain of $0.3 million and $0.4 million on available for sale securities out of accumulated other comprehensive income for the fiscal years ended June 25, 2023, June 26, 2022, and June 27, 2021, respectively. Amounts were reclassified to non-operating expense (income), net on the consolidated statements of operations.
Additionally, in fiscal 2021, $9.5 million of currency translation gain related to the former LED Products segment was reclassified out of accumulated other comprehensive income and recognized in the consolidated statements of operations as part of the loss on sale of discontinued operations.

Statements of Cash Flows - non-cash activities

	Fiscal Years Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Lease asset and liability additions	$63.8	$39.0	$7.9
Lease asset and liability modifications, net	0.5	8.6	1.7
Transfer of finance lease liability to accounts payable and accrued expenses (1)	—	—	4.2
Receivables for property, plant and equipment related insurance proceeds	—	—	1.9
Settlement of 2023 Notes in shares of common stock (2)	—	416.1	—
Decrease in property, plant and equipment from investment tax credit receivables	167.4	—	—
Decrease in property, plant and equipment from long-term incentive related receivables	114.0	119.0	16.4
Accrued property and equipment as of the fiscal year end date	328.4	132.1	248.3
(1) In the first quarter of fiscal 2021, the Company executed the available bargain purchase option for certain finance leases relating to property and equipment, net, in order to purchase the assets.
(2) As discussed further in Note 10, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes) were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Note 7 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. All short-term investments are classified as available-for-sale. The Company did not have any long-term investments as of June 25, 2023 and June 26, 2022.
Short-term investments as of June 25, 2023 consist of the following:

	June 25, 2023
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$512.3	$—	($16.7)	$—	$495.6
U.S. treasury securities	261.8	—	(1.4)	—	260.4
Municipal bonds	179.7	—	(4.4)	—	175.3
Certificates of deposit	112.3	—	—	—	112.3
U.S. agency securities	77.0	—	(0.2)	—	76.8
Commercial paper	50.2	—	—	—	50.2
Variable rate demand notes	27.3	—	—	—	27.3
Total short-term investments	$1,220.6	$—	($22.7)	$—	$1,197.9

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 25, 2023
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$151.5	($0.5)	$324.1	($16.2)	$475.6	($16.7)
U.S. treasury securities	229.3	(0.5)	31.1	(0.9)	260.4	(1.4)
Municipal bonds	61.4	(0.4)	105.9	(4.0)	167.3	(4.4)
U.S. agency securities	74.8	(0.2)	2.0	—	76.8	(0.2)
Commercial Paper	3.9	—	—	—	3.9	—
Total	$520.9	($1.6)	$463.1	($21.1)	$984.0	($22.7)
Number of securities with an unrealized loss		95		234		329
Short-term investments as of June 26, 2022 consist of the following:

	June 26, 2022
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	465.8	—	(17.8)	—	448.0
Municipal bonds	166.5	0.1	(4.4)	—	162.2
Variable rate demand notes	69.4	—	—	—	69.4
U.S. treasury securities	66.5	—	(0.7)	—	65.8
U.S. agency securities	4.0	—	(0.1)	—	3.9
Total short-term investments	772.2	0.1	(23.0)	—	749.3
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
Additionally, the Company held cash equivalent securities in unrealized loss positions as of June 25, 2023 and June 26, 2022. As of June 25, 2023, the Company held two cash equivalent securities in unrealized loss positions with an aggregate fair value of $18.5 million and an aggregate unrealized loss of less than $0.1 million. As of June 26, 2022, the Company held six cash equivalent securities in unrealized loss positions with an aggregate fair value of $69.0 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of June 25, 2023 and June 26, 2022 have been in unrealized loss positions for less than 12 months.

The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $10.1 million and $5.9 million as of June 25, 2023 and June 26, 2022, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income for the years ended June 25, 2023 and June 26, 2022.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of June 25, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 25, 2023 and June 26, 2022.
The contractual maturities of short-term investments at June 25, 2023 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Corporate bonds	$303.7	$191.9	$—	$—	$495.6
U.S. treasury securities	220.9	39.5	—	—	260.4
Municipal bonds	91.5	81.4	—	2.4	175.3
Certificates of deposit	112.3	—	—	—	112.3
U.S. agency securities	66.8	10.0	—	—	76.8
Commercial paper	50.2	—	—	—	50.2
Variable rate demand notes	—	—	9.7	17.6	27.3
Total short-term investments	$845.4	$322.8	$9.7	$20.0	$1,197.9

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of June 25, 2023, financial assets utilizing Level 1 inputs included U.S. treasury securities and money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, commercial paper and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 25, 2023. There were no transfers between Level 1 and Level 2 during the year ended June 25, 2023.

Financial instruments carried at fair value were as follows:

	June 25, 2023			June 26, 2022
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$230.4	$—	$230.4	$115.9	$—	$115.9
U.S. treasury securities	20.7	—	20.7	69.0	—	69.0
Commercial paper	—	7.0	7.0	—	59.4	59.4
Total cash equivalents	251.1	7.0	258.1	184.9	59.4	244.3
Short-term investments:
Corporate bonds	—	495.6	495.6	—	448.0	448.0
U.S. treasury securities	260.4	—	260.4	65.8	—	65.8
Municipal bonds	—	175.3	175.3	—	162.2	162.2
Certificates of deposit	—	112.3	112.3	—	—	—
U.S. agency securities	—	76.8	76.8	—	3.9	3.9
Commercial paper	—	50.2	50.2	—	—	—
Variable rate demand notes	—	27.3	27.3	—	69.4	69.4
Total short-term investments	260.4	937.5	1,197.9	65.8	683.5	749.3
Total assets	$511.5	$944.5	$1,456.0	$250.7	$742.9	$993.6

Note 9 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the fiscal year ended June 25, 2023.
As of the first day of its fourth quarter of fiscal 2023, the Company performed a qualitative impairment test on the goodwill balance and concluded there was no impairment.
Intangible Assets
Intangible assets, net included the following:

	June 25, 2023			June 26, 2022
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$96.8	($37.4)	$59.4	$96.8	($31.2)	$65.6
Developed technology	68.0	(38.3)	29.7	68.0	(33.6)	34.4
Non-compete agreements	—	—	—	12.2	(12.2)	—
Acquisition related intangible assets	164.8	(75.7)	89.1	177.0	(77.0)	100.0
Patent and licensing rights	65.0	(38.2)	26.8	65.5	(40.1)	25.4
Total intangible assets	229.8	(113.9)	115.9	242.5	(117.1)	125.4
Total amortization of acquisition-related intangibles assets was $10.9 million, $13.6 million and $14.5 million and total amortization of patents and licensing rights was $5.0 million, $5.4 million and $5.9 million for the years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively.

The Company invested $6.5 million, $5.7 million and $5.9 million for the years ended June 25, 2023, June 26, 2022 and June 27, 2021, respectively, for patent and licensing rights. For the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, the Company recognized $0.1 million, $1.8 million and $0.7 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 30, 2024	$10.4	$4.4	$14.8
June 29, 2025	10.4	3.4	13.8
June 28, 2026	9.3	2.6	11.9
June 27, 2027	9.3	2.1	11.4
June 26, 2028	9.3	1.8	11.1
Thereafter	40.4	12.5	52.9
Total future amortization expense	$89.1	$26.8	$115.9

Note 10 – Long-term Debt
Revolving Line of Credit
On June 23, 2023, the Company terminated its previously held $125.0 million secured revolving line of credit (the Credit Agreement) under which the Company was able to borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of January 9, 2026. The Company did not have any borrowings under the Credit Agreement during the fiscal year ended June 25, 2023. Under the agreement, the Company paid an unused line fee on available borrowings of 25 basis points.
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
Capped Call Transactions in relation to the 2028 Notes
On January 31, 2022, in connection with the pricing of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or affiliates thereof (the 2028 Notes Capped Call Counterparties). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the 2028 Notes Capped Call Transactions) with each of the 2028 Notes Capped Call Counterparties. The 2028 Notes Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the 2028 Notes. The 2028 Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2028 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $212.04 per share, representing a premium of 125% over the last reported sale price per share of the Company's common stock on January 31, 2022, subject to certain adjustments under the terms of the 2028 Notes Capped Call Transactions.
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

The conversion rate will initially be 8.4118 shares of common stock per one thousand dollars in principal amount of 2029 Notes (equivalent to an initial conversion price of approximately $118.88 per share of common stock). The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or following the Company's issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event, or who elects to convert any 2029 Notes called for redemption during the related redemption period in certain circumstances. The Company may not redeem the 2029 Notes prior to December 4, 2026. The Company may redeem for cash all or any portion of the 2029 Notes, at its option, on a redemption date occurring on or after December 4, 2026 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sales price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes certain fundamental changes related to the Company's common stock, holders may require the Company to repurchase for cash all or any portions of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
Accounting for the 2023 Notes, 2026 Notes, 2028 Notes and 2029 Notes
In accounting for the issuance of the 2023 Notes, 2026 Notes and 2028 Notes, the Company separated such notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $110.6 million, $145.4 million and $187.6 million for the 2023 Notes, 2026 Notes and 2028 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the 2023 Notes, 2026 Notes and 2028 Notes. Due to the partial extinguishment of the 2023 Notes in connection with the issuance of the 2026 Notes, the equity component of the 2023 Notes was reduced by $27.7 million during the fourth quarter of fiscal 2020.

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
Upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023, the unamortized discounts on the 2026 Notes and 2028 Notes were eliminated and the liability and equity components relating to the debt issuance costs for the 2026 Notes and 2028 Notes are now presented as a single liability. Debt issuance costs for the 2026 Notes and 2028 Notes will be amortized to interest expense over their respective terms at an effective annual interest rate of 2.2% and 0.6%, respectively.
Debt issuance costs in relation to the 2029 Notes were accounted for as a reduction of the principal balance and will be amortized to interest expense over the term of the 2029 Notes at an effective interest rate of 2.1%.
The net carrying amount of the liability component of the Outstanding Convertible Notes is as follows:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022
Principal	$3,075.0	$1,325.0
Unamortized discount and issuance costs	(49.4)	(303.4)
Net carrying amount	$3,025.6	$1,021.6
The net carrying amount of the equity component of the Outstanding Convertible Notes is as follows:

(in millions of U.S. Dollars)	June 25, 2023 (1)	June 26, 2022
Discount related to value of conversion option	$—	$341.1
Debt issuance costs	—	(8.1)
Net carrying amount	$—	$333.0
(1) As discussed above, the equity components of the 2026 Notes and 2028 Notes were eliminated upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023.
The last reported sale price of the Company's common stock was not greater than or equal to 130% of the applicable conversion price for any of the Outstanding Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on June 30, 2023. As a result, none of the Outstanding Convertible Notes are convertible at the option of the holders through September 30, 2023.
2030 Senior Notes
On June 23, 2023 (the Issue Date), the Company sold $1,250 million aggregate principal amount of senior secured notes due 2030 (the 2030 Senior Notes). The total net proceeds from the 2030 Senior Notes was approximately $1,149.3 million. The total net proceeds are net of debt issuance costs and an original issue discount of $50.0 million.
The 2030 Senior Notes bear interest (i) during the first three years after the Issue Date at a rate of 9.875% per annum, (ii) during the fourth year after the Issue Date at a rate of 10.875% per annum, and (iii) at all times thereafter, 11.875% per annum, and will mature on the earlier of (x) June 23, 2030 and (y) September 1, 2029, if more than $175.0 million in aggregate principal amount of the 2029 Notes remain outstanding on such date. Subject to the fulfillment of certain conditions precedent, the Company may, at its discretion, issue and sell additional 2030 Senior Notes in an amount not to exceed $750.0 million.
The Indenture related to the 2030 Senior Notes (the 2030 Senior Notes Indenture) requires the Company to make an offer to repurchase the 2030 Senior Notes with 100% of the net cash proceeds of (x) certain core asset sales and casualty events and (y) certain non-core asset sales and casualty events, in either case in excess of $25.0 million since the Issue Date, subject to the ability to (so long as no default or event of default exists under the 2030 Senior Notes Indenture), reinvest the proceeds of such casualty events and asset sales (other than the proceeds of sales of certain core assets of the Company), at a price equal to the lesser of (i) 109.875% of the principal amount of the 2030 Senior Notes being repurchased and (ii) if such disposition or casualty event occurred (x) during the fourth year after the Issue Date, 109.40625% of the principal amount of such 2030 Senior Notes being repurchased, (y) during the fifth year after the Issue Date, 104.9375% of the principal amount of such 2030 Senior Notes being repurchased and (z) during and after the sixth year after the Issue Date, 100% of the principal amount of such 2030 Senior Notes being repurchased (this clause (ii), the Applicable Redemption Price). The Company is also required to offer to repurchase the 2030 Senior Notes upon a change in control, at a price equal to, (i) if the change of control occurs during the first three years after the Issue Date, a customary make-whole redemption price minus 3.00% of the principal amount of Senior Notes being purchased and (ii) if such change of control occurs after the third anniversary of the Issue Date, the Applicable Redemption Price. The Company may prepay the 2030 Senior Notes at any time, subject to: (i) if the prepayment occurs prior to the third anniversary of the Issue Date, by paying a customary make-whole premium and (ii) if the prepayment occurs on or after the third anniversary of the Issue Date, by paying the Applicable Redemption Price. Further, the Company has the right, prior to the third anniversary of the Issue Date, to make an optional redemption of up to 35% of the aggregate principal amount of the 2030 Senior Notes with the proceeds of qualified equity issuances, at a redemption price equal to 109.875%.
The 2030 Senior Notes Indenture contains certain customary affirmative covenants, negative covenants and events of default, including a liquidity maintenance financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent has been granted a perfected first lien security interest of at least $500.0 million as of the last day of any calendar month (the Liquidity Covenant). Upon the Company achieving 30% utilization at its silicon carbide device fabrication facility in Marcy, New York and generating at least $240.0 million of revenue from the Company's Power product line, that are manufactured or produced on wafers that are fabricated at the Marcy, New York facility (the MVF Products), in each case over a six month period, the level of the Liquidity Covenant shall be permanently reduced to $325.0 million. Upon the Company’s achieving 50% utilization at its Marcy, New York facility and generating at least $450.0 million of revenue from MVF Products, in each case over a six month period, the Liquidity Covenant will be permanently reduced to zero.
As of June 25, 2023, the Company was in compliance with all covenants relating to the 2030 Senior Notes.
The 2030 Senior Notes are superior in right of payment to the Company's unsecured indebtedness to the extent of the collateral securing the 2030 Senior Notes. Beyond the value of the collateral securing the 2030 Notes, the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Senior Notes (Corporate Debt Holdings) are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Corporate Debt Holdings; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Debt issuance costs in relation to the 2030 Senior Notes were accounted for as a reduction of the principal balance and, along with the original issue discount, will be amortized over the term of the 2030 Senior Notes at an effective interest rate of 12.4%.
The net carrying amount of the liability component of the 2030 Senior Notes is as follows:

(in millions of U.S. Dollars)	June 25, 2023
Principal	$1,250.0
Unamortized discount and issuance costs	(100.5)
Net carrying amount	$1,149.5
Interest Expense for the Corporate Debt Holdings
The interest expense, net recognized related to the Corporate Debt Holdings is as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Interest expense, net of capitalized interest	$32.3	$2.6	$10.4
Amortization of discount and issuance costs, net of capitalized interest	7.5	20.1	32.8
Total interest expense, net	$39.8	$22.7	$43.2

The Company capitalizes interest in connection with ongoing capacity expansions. For the fiscal year ended June 25, 2023, the Company capitalized $0.8 million of interest expense and $0.2 million of amortization of discount and issuance costs. For the fiscal year ended June 26, 2022, the Company capitalized $9.9 million of interest expense and $23.2 million of amortization of discount and issuance costs. For the fiscal year ended June 27, 2021, the Company capitalized $3.3 million of interest expense and $7.3 million of amortization of discount and issuance costs.
Fair Value of the Corporate Debt Holdings
The estimated fair value of Corporate Debt is $3.9 billion as of June 25, 2023, as determined by a Level 2 valuation.
Note 11 – Shareholders’ Equity
At June 25, 2023, the Company had reserved a total of approximately 55.4 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For exercise of outstanding common stock options	25
For vesting of outstanding stock units	2,340
For future equity awards under 2013 Long-Term Incentive Compensation Plan	4,022
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	43
For future issuance to employees under the 2020 Employee Stock Purchase Plan	5,065
For future issuance upon conversion of the 2026 Notes	16,102
For future issuance upon conversion of the 2028 Notes	7,958
For future issuance upon conversion of the 2029 Notes	19,873
Total common shares reserved	55,428

Note 12 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 25, 2023	June 26, 2022	June 27, 2021
Net loss from continuing operations	$(329.9)	$(295.1)	$(341.3)

Net income (loss) from discontinued operations	—	94.2	(181.2)
Net income from discontinued operations attributable to noncontrolling interest	—	—	1.4
Net income (loss) from discontinued operations attributable to controlling interest	—	94.2	(182.6)

Weighted average number of common shares - basic and diluted (in thousands)	124,374	120,120	112,346

(Loss) earnings per share - basic and diluted:
Continuing operations	$(2.65)	$(2.46)	$(3.04)
Discontinued operations attributable to controlling interest	$—	$0.78	$(1.63)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, 2.7 million, 2.5 million and 3.4 million, respectively, of dilutive shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 10, “Long-term Debt.”
Note 13 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 25, 2023, there were 15.9 million shares authorized for issuance under the plan and 4.0 million shares remaining for future grants. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 25, 2023, there were 6.0 million shares authorized for issuance under the ESPP, as amended, with 5.1 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount, subject to IRS limitations. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants may purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.

Stock Option Awards
The following table summarizes option activity as of June 25, 2023 and changes during the fiscal year then ended (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (in millions of U.S. Dollars)
Outstanding at June 26, 2022	69	$25.12
Granted	—	—
Exercised	(42)	25.38
Forfeited or expired	(2)	27.09
Outstanding at June 25, 2023	25	24.55	0.25	$0.6

Vested and expected to vest at June 25, 2023	25	24.55	0.25	$0.6
Exercisable at June 25, 2023	25	24.55	0.25	$0.6
The total intrinsic value in the table above represents the total pretax intrinsic value, which is the total difference between the closing price of the Company’s common stock on June 23, 2023 (the last trading day of fiscal 2023) of $49.45 and the exercise price for in-the-money options that would have been received by the holders if all instruments had been exercised on June 25, 2023. As of June 25, 2023, there was no unrecognized compensation cost related to nonvested stock options.
The following table summarizes information about stock options outstanding and exercisable at June 25, 2023 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 to $25.00	22	0.2	$24.26	22	$24.26
$25.01 to $35.00	3	0.5	26.71	3	26.71
Total	25			25
Total intrinsic value of options exercised for the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021 was $2.6 million, $5.6 million and $30.8 million, respectively.
Restricted Stock Units
A summary of nonvested restricted stock units (RSUs) outstanding as of June 25, 2023 and changes during the year then ended is as follows (shares in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 26, 2022	1,894	$75.67
Granted	1,411	86.62
Vested	(714)	64.45
Forfeited	(251)	78.82
Nonvested at June 25, 2023	2,340	$85.32
The aggregate fair value of awards vested in fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021, based on the market price of the Company's common stock on the vesting date, was $61.6 million, $82.9 million and $110.6 million, respectively.

As of June 25, 2023, there was $119.1 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.19 years.
Stock-Based Compensation Valuation and Expense
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Cost of revenue, net	$21.5	$16.0	$14.4
Research and development	15.8	9.9	8.7
Sales, general and administrative	44.6	35.0	30.1
Total stock-based compensation expense	$81.9	$60.9	$53.2
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
The range of assumptions used to value stock issued under the ESPP were as follows:

Fiscal Years Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Risk-free interest rate	4.57 - 5.06%	0.03 - 2.10%	0.03 - 0.17%
Expected life, in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	66.8 - 86.2%	60.6 - 69.4%	52.4 - 82.6%
Dividend yield	—	—	—
The range of assumptions used for performance-based awards with market conditions were as follows:

	Fiscal Years Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Risk-free interest rate	2.80%	0.35%	0.11 - 1.66%
Expected life, in years	3.0	3.0	3.0
Average volatility of peer companies	68.8%	65.0%	48.9 - 60.5%
Average correlation coefficient of peer companies	0.48	0.47	0.36 - 0.51
Dividend yield	—	—	—
Awards are valued using the Monte Carlo model. All performance-based awards with market conditions for the fiscal years ended June 25, 2023 and June 26, 2022 were issued on a single date each year and therefore no range is shown.
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
Note 14 – Income Taxes
The following were the components of loss before income taxes:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Domestic	($331.8)	($289.1)	($348.7)
Foreign	3.3	3.0	8.5
Loss before income taxes	($328.5)	($286.1)	($340.2)
The following were the components of income tax expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Current:
Federal	$0.3	$0.3	$0.1
Foreign	0.5	8.0	0.1
State	0.1	0.1	0.2
Total current	0.9	8.4	0.4
Deferred:
Federal	0.7	0.7	0.7
Foreign	(0.2)	(0.1)	—
State	—	—	—
Total deferred	0.5	0.6	0.7
Income tax expense	$1.4	$9.0	$1.1

Actual income tax expense differed from the amount computed by applying each period's U.S. federal statutory tax rate to pre-tax earnings as a result of the following:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	% of Loss	June 26, 2022	% of Loss	June 27, 2021	% of Loss
Federal income tax provision at statutory rate	($69.0)	21%	($60.1)	21%	($71.4)	21%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(1.2)	—%	(2.5)	1%	(1.9)	1%
Tax exempt interest	(0.5)	—%	(0.2)	—%	(0.1)	—%
(Decrease) increase in tax reserve	(0.4)	—%	(0.2)	—%	—	—%
Research and development credits	(10.8)	3%	(5.4)	2%	(4.3)	1%
Foreign tax credit	—	—%	(0.3)	—%	(0.4)	—%
Increase (decrease) in valuation allowance	79.7	(24)%	(51.6)	18%	75.0	(22)%
Extinguishment of convertible notes	—	—%	(4.5)	2%	—	—%
Stock-based compensation	3.0	(1)%	(3.3)	1%	(2.8)	1%
Statutory rate differences	0.1	—%	—	—%	1.1	—%
Foreign earnings taxed in U.S.	(0.4)	—%	6.8	(2)%	2.7	(1)%
Other foreign adjustments	—	—%	—	—%	(0.1)	—%
Provision to return adjustments	0.1	—%	0.3	—%	(0.2)	—%
Impact of rate changes	—	—%	0.5	—%	2.7	(1)%
Expiration of state credits	0.2	—%	0.1	—%	0.7	—%
Corporate restructuring adjustment	—	—%	129.1	(45)%	—	—%
Other	0.6	—%	0.3	—%	0.1	—%
Income tax expense	$1.4	—%	$9.0	(3)%	$1.1	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022
Deferred tax assets:
Compensation	$7.7	$11.8
Inventories	39.3	22.5
Sales return reserve and allowance for bad debts	7.0	5.0
Federal and state net operating loss carryforwards	366.1	321.0
Federal income tax credits	59.0	48.2
State income tax credits	1.0	1.2
48C investment tax credits	35.7	35.7
Investments	5.2	5.3
Stock-based compensation	10.0	7.2
Deferred revenue	9.0	18.9
Lease liabilities	29.5	12.6
Capitalized research and development	57.1	—
Convertible notes	73.7	—
Other	6.9	4.7
Total gross deferred assets	707.2	494.1
Less valuation allowance	(543.9)	(339.2)
Deferred tax assets, net	163.3	154.9

Deferred tax liabilities:
Property and equipment	(107.1)	(75.1)
Intangible assets	(22.7)	(19.1)
Prepaid taxes and other	(0.5)	(0.6)
Foreign earnings recapture	(4.3)	(4.3)
Taxes on unremitted foreign earnings	(6.5)	(7.4)
Lease assets	(24.9)	(12.6)
Convertible notes	—	(38.0)
Total gross deferred liability	(166.0)	(157.1)
Deferred tax liability, net	($2.7)	($2.2)

The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Balance at June 25, 2023
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($3.9)
Foreign income taxes	1.2	—
Total	$1.2	($3.9)

	Balance at June 26, 2022
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($3.2)
Foreign income taxes	1.0	—
Total	$1.0	($3.2)
The Company weighs all available evidence, both positive and negative, to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets as of June 25, 2023. As of June 26, 2022, the U.S. valuation allowance was $339.2 million. For the fiscal year ended June 25, 2023, the Company increased the U.S. valuation allowance by $204.7 million due to a decrease in deferred tax liabilities related to convertible notes upon adoption of ASU 2020-06, increase in deferred tax assets related to the 2029 Notes Capped Call Transactions, and increases in deferred tax assets related to the current year domestic loss and domestic capitalized research and development.
As of June 25, 2023, the Company had approximately $2.2 million of foreign net operating loss carryovers, of which less than $0.1 million are offset by a valuation allowance. Of the Company's foreign net operating loss carryovers, $2.1 million have no carry forward limitation. As of June 25, 2023, the Company had approximately $1.7 billion of federal net operating loss carryovers and $331.7 million of state net operating loss carryovers which are fully offset by a valuation allowance. Additionally, the Company had $97.6 million of federal and $1.0 million of state income tax credit carryforwards which are fully offset by a valuation allowance. The federal and state net operating loss carryovers will begin to expire in fiscal 2038 and fiscal 2024, respectively. The federal and state income tax credit carryforwards will begin to expire in fiscal 2031 and fiscal 2024, respectively.
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
As of June 26, 2022, the Company’s liability for unrecognized tax benefits was $7.2 million. During the fiscal year ended June 25, 2023, the Company recognized a $2.6 million increase to the liability for unrecognized tax benefits primarily due to an increase in generated research and development credits. As a result, the total liability for unrecognized tax benefits as of June 25, 2023 was $9.8 million. If any portion of this $9.8 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $2.0 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 25, 2023	June 26, 2022	June 27, 2021
Balance at beginning of period	$7.2	$7.4	$7.4
Increases related to prior year tax positions	1.7	—	—
Decreases related to prior year tax positions	—	—	—
Settlements with tax authorities	(0.2)	—	—
Expiration of statute of limitations for assessment of taxes	(0.1)	(0.2)	—
Increases related to current year positions	1.2	—	—
Balance at end of period	$9.8	$7.2	$7.4
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations totaled less than $0.1 million for the fiscal years ended June 25, 2023, June 26, 2022, and June 27, 2021. The Company accrued less than $0.1 million for interest and penalties relating to unrecognized tax benefits in the consolidated balance sheets as of June 25, 2023 and June 26, 2022.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2018. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2019. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2013. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 25, 2023, the Company has approximately $205.7 million of undistributed earnings for certain non-U.S. subsidiaries. The Company has determined that $187.7 million of the $205.7 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. The Company expects to incur $6.5 million of foreign income taxes upon repatriation of the $187.7 million foreign earnings. As of June 25, 2023, the Company has not provided income taxes on the remaining undistributed foreign earnings of $18.0 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the United States, the Company would be required to pay approximately $0.3 million in taxes on these amounts.

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
As of June 25, 2023, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.7 million to $5.2 million per year through fiscal 2031.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In the third quarter of fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the next five years. During the fiscal year ended June 25, 2023, the Company purchased $12.3 million of product under this agreement. As of June 25, 2023, minimum future product purchases for fiscal years 2024, 2025, 2026, 2027 and 2028 are $1.1 million, $26.8 million, $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. The Company paid $5.5 million in fiscal 2023 in connection with the agreement, which is recognized in prepaid expenses on the consolidated balance sheet.
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
For the fiscal year ended June 25, 2023, two customers represented 18% and 17% of revenue, respectively. For the fiscal year ended June 26, 2022, two customers represented 20% and 18% of revenue, respectively. For the fiscal year ended June 27, 2021, three customers represented 18%, 13% and 10% of revenue, respectively. No other customers individually accounted for more than 10% of revenue for the fiscal years ended June 25, 2023, June 26, 2022 and June 27, 2021.
Three customers accounted for 15%, 14% and 13% of the accounts receivable balance as of June 25, 2023, respectively. Three customers accounted for 18%, 16% and 14% of the accounts receivable balance as of June 26, 2022, respectively. No other customers accounted for more than 10% of the accounts receivable balance as of June 25, 2023 and June 26, 2022.

Note 17 - Subsequent Events
2033 CRD Notes
In July 2023, the Company entered into an Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with a customer, pursuant to which the customer will provide the Company up to $2 billion in unsecured deposits. Under the CRD Agreement, the Company received an initial deposit of $1 billion with additional deposits of up to an additional $1 billion at the Company's request, subject to certain conditions during the 2024 calendar year. Unless previously terminated in accordance with its terms, the CRD Agreement will mature on July 5, 2033, and the amount of the deposits, together with accrued and unpaid interest, will be required to be repaid to the customer at such time.
The deposits under the CRD Agreement will bear interest, payable on a semi-annual basis, at a base rate of 6% per annum, with the potential for an increased variable rate of either 10% or 15% in connection with any inability of the Company to satisfy supply targets under a ten-year wafer supply agreement with the same customer. The Company may voluntarily prepay the deposits, in whole or in part, at any time at a price equal to 106% of the principal amount of the deposits prepaid. Upon the occurrence of a change of control, the customer may require the Company to prepay the deposits in whole at a variable prepayment price depending on the day of prepayment.
RF Business Divestiture
On August 22, 2023, the Company entered into a definitive agreement (the RF Purchase Agreement) to sell its radio frequency product line (RF Products) to MACOM Technology Solutions Holdings, Inc. (MACOM) for approximately $75 million in cash, subject to a customary purchase price adjustment, and 711,528 shares of MACOM common stock (the Shares), valued at $50 million based on the 30 trading day trailing average closing price for MACOM’s common stock through August 21, 2023 (the RF Business Divestiture). The Company expects to close the transaction by the end of calendar 2023.
In connection with the RF Business Divestiture, MACOM will assume control of Wolfspeed’s 100mm gallium nitride wafer fabrication facility in Research Triangle Park, North Carolina (the RTP Fab) approximately two years following the closing of the transaction (the Closing) to accommodate the Company’s relocation of certain production equipment (the RTP Fab Transfer). Prior to the RTP Fab Transfer, the Shares will be subject to restrictions on transfer. The Company will forfeit one-quarter of the Shares if the RTP Fab Transfer has not occurred by the fourth anniversary of the Closing.
The Company and MACOM will also enter into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which will assign to MACOM certain intellectual property owned by the Company and its affiliates and license to MACOM certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement (RF TSA), pursuant to which the Company will provide MACOM certain limited transition services following the Closing, (iii) a Master Supply Agreement, pursuant to which Wolfspeed will continue to operate the RTP Fab and supply MACOM with Epi-wafers and fabrication services between the date of the Closing and the date on which the RTP Fab Transfer is complete (RTP Fab Transfer Date), (iv) a Long-Term Epi Supply Agreement (LTA), pursuant to which MACOM will purchase from the Company Epi-wafers from the Closing until the fifth anniversary of the RTP Fab Transfer Date, (v) an Epi Research and Development Agreement, pursuant to which the Company will provide MACOM certain research and development activities and other technical manufacturing support services related to the RF Business during the period between the Closing and expiration of the LTA, (vi) a Real Estate License Agreement, which will allow MACOM to use certain portions of the RTP Fab to conduct the RF Business between the Closing and the RTP Fab Transfer Date, and (vii) a Lease Agreement, which will allow MACOM to lease the premises of the RTP Fab for a period of 15 years after the RTP Fab Transfer Date.

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
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 25, 2023.
The effectiveness of our internal control over financial reporting as of June 25, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2023.
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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc., as amended		8-K	2.1	5/16/2019
2.2^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc., as amended		8-K	2.1	3/2/2021
3.1	Restated Articles of Incorporation, as amended		10-Q	3.1	10/28/2021
3.2	Amended and Restated Bylaws, dated January 23, 2023		10-Q	3.1	1/26/2023
4.1	Description of the Registered Securities		10-Q	4.1	10/28/2021
4.2	Indenture, dated as of April 21, 2020, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	4/21/2020
4.3	Form of 1.75% Convertible Senior Note due 2026 (included in Exhibit 4.2)		8-K	4.2	4/21/2020
4.4	Indenture, dated as of February 3, 2022, between Wolfspeed, Inc. and U.S. Bank National Association		8-K	4.1	2/3/2022
4.5	Form of 0.25% Convertible Senior Note due 2028 (included in Exhibit 4.4)		8-K	4.2	2/3/2022
4.6	Indenture, dated as of November 21, 2022, between Wolfspeed, Inc. and U.S. Bank Trust Company, National Association		8-K	4.1	11/21/2022
4.7	Form of 1.875% Convertible Senior Note due 2029 (included in Exhibit 4.6)		8-K	4.2	11/21/2022
4.8	Form of certificate representing the Senior Secured Notes due 2030 (included as Exhibit A to Exhibit 10.27)		8-K	4.1	6/26/2023
4.9	Unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	4.1	7/5/2023
10.1*	2013 Long-Term Incentive Compensation Plan, as amended ("2013 LTIP")		10-Q	10.3	10/28/2021
10.2*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP		10-Q	10.5	1/22/2014
10.3*	Form of Master Performance Unit Award Agreement under the 2013 LTIP		8-K	10.4	8/29/2014
10.4*	Form of Performance Share Award Agreement - Section 16 Officer under the 2013 LTIP		10-Q	10.6	10/21/2015
10.5*	Form of Stock Unit Award Agreement (Performance-Based) under the 2013 LTIP		10-K	10.41	8/20/2018
10.6*	Form of Stock Unit Award Agreement (Time-Based) under the 2013 LTIP		10-K	10.42	8/20/2018
10.7*	Form of Performance Share Award Agreement for Gregg A. Lowe		8-K	10.1	9/8/2020
10.8*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.4	10/28/2021
10.9*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.5	10/28/2021
10.10*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Non-Employee Directors		10-Q	10.6	10/28/2021

10.11*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.7	10/28/2021
10.12*	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.8	10/28/2021
10.13*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe (fiscal 2024 award)	X
10.14*	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe (fiscal 2024 award)	X
10.15*	Notice of Grant to Gregg A. Lowe, dated August 29, 2022		8-K	10.1	8/31/2022
10.16*	Notice of Grant to Neill P. Reynolds, dated August 29, 2022		8-K	10.2	8/31/2022
10.17*	2020 Employee Stock Purchase Plan		10-Q	10.9	10/28/2021
10.18*	Change in Control Agreement for Chief Executive Officer between Cree, Inc. and Gregg A. Lowe, dated September 22, 2017		8-K	10.1	9/28/2017
10.19*	First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018		8-K	10.3	5/4/2018
10.20*	Cree Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, effective as of April 30, 2018		8-K	10.1	5/4/2018
10.21*	Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team		8-K	10.2	5/4/2018
10.22*	Schedule of Compensation of Non-Employee Directors		8-K	10.1	1/25/2023
10.23*	Non-Employee Director Stock Compensation and Deferral Program, as amended and restated		10-Q	10.10	10/28/2021
10.24*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers		8-K	10.1	10/29/2010
10.25	Form of Confirmation of Call Option Transactions related to 0.25% Convertible Senior Notes due 2028		8-K	10.1	2/3/2022
10.26	Form of Confirmation of Call Option Transactions related to 1.875% Convertible Senior Notes due 2029		8-K	10.1	11/21/2022
10.27^	Indenture, dated as of June 23, 2023, by and between Wolfspeed, Inc. and U.S. Bank Trust Company, National Association, as trustee and collateral agent.		8-K	10.1	6/26/2023
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 25, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements	X

104	The cover page from the Wolfspeed, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 25, 2023 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement
^	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFSPEED, INC.
Date:	August 23, 2023

By:	/s/ Gregg A. Lowe
Gregg A. Lowe
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Chief Executive Officer and President	August 23, 2023
Gregg A. Lowe	(Principal Executive Officer)

/s/ NEILL P. REYNOLDS	Executive Vice President and Chief Financial Officer	August 23, 2023
Neill P. Reynolds	(Principal Financial and Principal Accounting Officer)

/s/ DARREN R. JACKSON	Chairman and Director	August 23, 2023
Darren R. Jackson

/s/ GLENDA DORCHAK	Director	August 23, 2023
Glenda Dorchak

/s/ JOHN C. HODGE	Director	August 23, 2023
John C. Hodge

/s/ CLYDE R. HOSEIN	Director	August 23, 2023
Clyde R. Hosein

/s/ DUY-LOAN T. LE	Director	August 23, 2023
Duy-Loan T. Le

/s/ JOHN B. REPLOGLE	Director	August 23, 2023
John B. Replogle

/s/ MARVIN A. RILEY	Director	August 23, 2023
Marvin A. Riley

/s/ STACY J. SMITH	Director	August 23, 2023
Stacy J. Smith

/s/ THOMAS H. WERNER	Director	August 23, 2023
Thomas H. Werner