Form 10-Q
period 2023-09-24
WOLFSPEED, INC.
filed 2023-11-02
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 27, 2023, was 125,325,315.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended September 24, 2023

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	September 24, 2023	June 25, 2023
Assets
Current assets:
Cash and cash equivalents	$1,762.0	$1,757.0
Short-term investments	1,585.6	1,197.9
Total cash, cash equivalents and short-term investments	3,347.6	2,954.9
Accounts receivable, net	154.2	154.8
Inventories	340.9	288.8
Income taxes receivable	0.4	0.8
Prepaid expenses	69.2	36.8
Other current assets	153.7	131.5
Current assets held for sale from discontinued operations	13.7	38.9
Total current assets	4,079.7	3,606.5
Property and equipment, net	2,453.3	2,164.3
Goodwill	359.2	359.2
Intangible assets, net	24.7	24.6
Long-term receivables	2.6	2.6
Deferred tax assets	1.2	1.2
Other assets	392.1	303.3
Long-term assets held for sale from discontinued operations	—	125.0
Total assets	$7,312.8	$6,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$548.9	$534.5
Accrued contract liabilities	44.8	39.0
Income taxes payable	9.8	9.6
Finance lease liabilities	0.4	0.4
Other current liabilities	56.3	35.7
Current liabilities held for sale from discontinued operations	89.1	8.6
Total current liabilities	749.3	627.8
Long-term liabilities:
Long-term debt	2,131.5	1,149.5
Convertible notes, net	3,027.9	3,025.6
Deferred tax liabilities	4.2	3.9
Finance lease liabilities - long-term	9.1	9.2
Other long-term liabilities	145.1	143.5
Long-term liabilities held for sale from discontinued operations	—	5.3
Total long-term liabilities	5,317.8	4,337.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 24, 2023 and June 25, 2023; none issued and outstanding	—	—
Common stock, par value $0.00125; 200,000 shares authorized at September 24, 2023 and June 25, 2023; 125,321 and 124,794 shares issued and outstanding at September 24, 2023 and June 25, 2023, respectively	0.2	0.2
Additional paid-in-capital	3,728.6	3,711.0
Accumulated other comprehensive loss	(23.2)	(25.1)
Accumulated deficit	(2,459.9)	(2,064.2)
Total shareholders’ equity	1,245.7	1,621.9
Total liabilities and shareholders’ equity	$7,312.8	$6,586.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
in millions of U.S. Dollars, except share data	September 24, 2023	September 25, 2022
Revenue, net	$197.4	$189.4
Cost of revenue, net	172.7	121.7
Gross profit	24.7	67.7
Operating expenses:
Research and development	44.1	40.3
Sales, general and administrative	64.1	50.0
Factory start-up costs	8.4	38.4
Amortization or impairment of acquisition-related intangibles	0.3	0.5
Loss on disposal or impairment of other assets	0.1	0.1
Other operating expense	2.6	1.9
Operating loss	(94.9)	(63.5)
Non-operating expense (income), net	28.5	(49.5)
Loss before income taxes	(123.4)	(14.0)
Income tax expense	0.2	0.1
Net loss from continuing operations	(123.6)	(14.1)
Net loss from discontinued operations	(272.1)	(12.1)
Net loss	($395.7)	($26.2)

Basic and diluted loss per share
Continuing operations	($0.99)	($0.11)
Net loss	($3.16)	($0.21)

Weighted average shares - basic and diluted (in thousands)	125,105	124,035
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Net loss	($395.7)	($26.2)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1.9	(7.0)
Comprehensive loss	(393.8)	(33.2)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(395.7)	—	(395.7)
Unrealized gain on available-for-sale securities	—	—	—	—	1.9	1.9
Tax withholding on vested equity awards	—	—	(15.0)	—	—	(15.0)
Stock-based compensation	506	—	32.1	—	—	32.1
Exercise of stock options and issuance of shares	21	—	0.5	—	—	0.5
Balance at September 24, 2023	125,321	$0.2	$3,728.6	($2,459.9)	($23.2)	$1,245.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(26.2)	—	(26.2)
Unrealized loss on available-for-sale securities	—	—	—	—	(7.0)	(7.0)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)
Stock-based compensation	395	—	23.2	—	—	23.2
Exercise of stock options and issuance of shares	20	—	0.5	—	—	0.5
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Balance at September 25, 2022	124,210	$0.2	$3,902.2	($1,760.5)	($32.3)	$2,109.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Operating activities:
Net loss	($395.7)	($26.2)
Net loss from discontinued operations	(272.1)	(12.1)
Net loss from continuing operations	(123.6)	(14.1)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	40.1	33.5
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	7.2	1.3
Stock-based compensation	19.7	19.8
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory start-up costs	—	1.9
Amortization of (premium) discount on investments, net	(5.3)	1.4
Deferred income taxes	0.3	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	0.6	(8.2)
Inventories	(50.0)	(13.5)
Prepaid expenses and other assets	(34.7)	0.6
Accounts payable	(18.1)	(4.8)
Accrued salaries and wages and other liabilities	45.3	(25.2)
Accrued contract liabilities	5.8	0.4
Net cash used in operating activities of continuing operations	(112.7)	(6.7)
Net cash used in operating activities of discontinued operations	(34.7)	(6.0)
Cash used in operating activities	(147.4)	(12.7)
Investing activities:
Purchases of property and equipment	(442.0)	(107.7)
Purchases of patent and licensing rights	(1.3)	(1.1)
Proceeds from sale of property and equipment	—	1.6
Purchases of short-term investments	(775.3)	(28.9)
Proceeds from maturities of short-term investments	370.0	68.8
Proceeds from sale of short-term investments	24.8	25.4
Reimbursement of property and equipment purchases from long-term incentive agreement	39.6	46.7
Proceeds from sale of business resulting from the receipt of transaction related note receivable	—	101.8
Net cash (used in) provided by investing activities of continuing operations	(784.2)	106.6
Net cash used in investing activities of discontinued operations	(1.7)	(3.8)
Cash (used in) provided by investing activities	(785.9)	102.8
Financing activities:
Proceeds from long-term debt borrowings	1,000.0	—
Payments of debt issuance costs	(46.0)	—
Proceeds from issuance of common stock	0.5	0.5
Tax withholding on vested equity awards	(15.0)	(16.9)
Payments on long-term debt borrowings, including finance lease obligations	(0.1)	(0.2)
Commitment fees on long-term incentive agreement	(1.0)	(1.0)
Cash provided by (used in) financing activities	938.4	(17.6)
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	(0.4)
Net change in cash and cash equivalents	5.0	72.1
Cash and cash equivalents, beginning of period	1,757.0	449.5
Cash and cash equivalents, end of period	$1,762.0	$521.6
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
As discussed more fully below in Note 2, “Discontinued Operations,” on August 22, 2023, the Company entered into a definitive agreement to sell certain assets comprising its RF product line (the RF Business Divestiture).
The RF Business Divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results. As a result, the Company has classified the results and cash flows of the RF product line as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the transaction are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
The Company’s continuing operations consist of power devices, which are used in electric vehicles, motor drives, power supplies, solar and transportation applications, and silicon carbide and GaN materials, which are targeted for customers who use them to manufacture products for RF, power and other applications.
The majority of the Company's products are manufactured at production facilities located in North Carolina, New York and Arkansas for continuing operations and in California for discontinued operations. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging for both continuing and discontinued operations. The Company operates research and development facilities in North Carolina, Arkansas and New York for continuing operations and in California and Arizona for discontinued operations.
Wolfspeed, Inc. is a North Carolina corporation established in 1987, and its headquarters are in Durham, North Carolina.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at September 24, 2023, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 25, 2023 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2023 (fiscal 2023). The results of operations for the three months ended September 24, 2023 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2024 (fiscal 2024).
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Pending Adoption
None.

Note 2 – Discontinued Operations
RF Business Divestiture
On August 22, 2023, the Company entered into a definitive agreement (the RF Purchase Agreement) to sell its RF product line (the RF Business) to MACOM Technology Solutions Holdings, Inc. (MACOM) for approximately $75 million in cash, subject to a customary purchase price adjustment, and 711,528 shares of MACOM common stock (the MACOM Shares), valued at $50 million based on the 30 trading day trailing average closing price for MACOM’s common stock through August 21, 2023 (the RF Business Divestiture). The Company expects to close the transaction by the end of calendar 2023.
In connection with the RF Business Divestiture, MACOM will assume control of Wolfspeed’s 100mm gallium nitride wafer fabrication facility in Research Triangle Park, North Carolina (the RTP Fab) approximately two years following the closing of the transaction (the Closing) (the RTP Fab Transfer). The RTP Fab Transfer will occur after the Closing to accommodate the Company’s relocation of certain production equipment currently located in the RTP Fab to its fabrication facility in Durham, North Carolina. Prior to the RTP Fab Transfer, the MACOM Shares will be subject to restrictions on transfer. The Company will forfeit one-quarter of the MACOM Shares if the RTP Fab Transfer has not occurred by the fourth anniversary of the Closing.
The Company and MACOM will also enter into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which will assign to MACOM certain intellectual property owned by the Company and its affiliates and license to MACOM certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement, pursuant to which the Company will provide MACOM certain limited transition services following the Closing, (iii) a Master Supply Agreement, pursuant to which Wolfspeed will continue to operate the RTP Fab and supply MACOM with Epi-wafers and fabrication services between the date of the Closing and the date on which the RTP Fab Transfer is complete (the RTP Fab Transfer Date), (iv) a Long-Term Epi Supply Agreement (the LTA), pursuant to which MACOM will purchase from the Company Epi-wafers from the RTP Fab Transfer Date until the fifth anniversary of the RTP Fab Transfer Date, (v) an Epi Research and Development Agreement, pursuant to which the Company will provide MACOM certain research and development activities and other technical manufacturing support services related to the RF Business during the period between the Closing and expiration of the LTA, (vi) a Real Estate License Agreement, which will allow MACOM to use certain portions of the RTP Fab to conduct the RF Business between the Closing and the RTP Fab Transfer Date, and (vii) a Lease Agreement, which will allow MACOM to lease the premises of the RTP Fab for a period of 15 years after the RTP Fab Transfer Date.
The completion of the RF Business Divestiture is subject to the satisfaction or waiver of a number of conditions set forth in the RF Purchase Agreement.
Because the RF Business Divestiture represents a strategic shift that will have a major effect on the Company’s operations and financial results, the Company has classified the results of the RF Business as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets conveying in the RF Purchase Agreement upon classification as discontinued operations in August 2023. Additionally, the related assets and liabilities associated with the RF Business Divestiture, with the exception of current and long-term assets associated with the RTP Fab, are classified as held for sale in the consolidated balance sheets. The assets and liabilities held for sale as of September 24, 2023 are classified as current in the consolidated balance sheet as the Company expects the transaction to close within one year.
The RTP Fab is not considered within the RF Business Divestiture disposal group and the current and long-term assets associated with the RTP Fab are not classified as held for sale in the consolidated balance sheets.

The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Revenue, net	$32.8	$51.9
Cost of revenue, net	37.9	39.7
Gross (loss) profit	(5.1)	12.2
Operating expenses:
Research and development	20.3	14.9
Sales, general and administrative	7.7	5.0
Amortization of intangibles	1.5	2.4
Impairment on assets held for sale	144.6	—
Excess loss liability on assets held for sale	75.4	—
Other operating expense	17.1	2.1
Operating loss	(271.7)	(12.2)
Non-operating income	—	(0.2)
Loss before income taxes	(271.7)	(12.0)
Income tax expense	0.4	0.1
Net loss	($272.1)	($12.1)
As of September 24, 2023, the Company recorded an impairment to assets held for sale associated with the pending RF Business Divestiture of $144.6 million and an excess loss liability on assets held for sale of $75.4 million.
The following table presents the assets and liabilities of the RF Business classified as discontinued operations:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023
Assets (current and long-term)
Inventories	35.5	38.7
Other current assets	0.1	0.2
Property and equipment, net	26.5	27.1
Intangible assets, net	89.9	91.2
Other assets	6.3	6.7
Valuation allowance on held for sale assets	(144.6)	—
Assets held for sale from discontinued operations (1)	13.7	163.9

Liabilities (current and long-term)
Accounts payable and accrued expenses	1.9	2.4
Accrued contract liabilities	4.5	4.0
Finance lease liabilities	0.1	0.1
Other current liabilities	2.3	2.1
Other long-term liabilities	4.9	5.3
Excess loss liability on held for sale assets	75.4	—
Liabilities held for sale of discontinued operations (1)	89.1	13.9
(1) Assets and liabilities of discontinued operations as of September 24, 2023 are classified as current on the consolidated balance sheet as the Company expects the transaction to close within twelve months of the balance sheet date.
LED Business Divestiture
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

In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to CreeLED certain intellectual property owned by the Company and its affiliates and licensed to CreeLED certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement (the LED TSA), (iii) a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which the Company will supply CreeLED with certain silicon carbide materials and fabrication services for up to four years, and (iv) a Real Estate License Agreement (the LED RELA), which will allow CreeLED to use certain premises owned by the Company to conduct the LED Business for a period of up to 24 months after closing.
For the three months ended September 25, 2022, the Company recognized $0.9 million in administrative fees related to the LED RELA. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases." The LED RELA concluded in the third quarter of fiscal 2023.
For the three months ended September 25, 2022, the Company recognized $1.9 million in administrative fees related to the LED TSA. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred. The LED TSA concluded in the fourth quarter of fiscal 2023.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of September 24, 2023.
For the three months ended September 24, 2023 and September 25, 2022, the Company recognized a net loss of $6.9 million and a net gain of $0.1 million, respectively, in non-operating expense (income), net related to the Wafer Supply Agreement, of which a receivable of $0.9 million is included in other assets in the consolidated balance sheet as of September 24, 2023.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $75.6 million as of September 24, 2023 and $69.8 million as of June 25, 2023. The increase was primarily due to increased ship and debit reserves. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
For the three months ended September 24, 2023, the Company did not recognize any material revenue that was included in contract liabilities as of June 25, 2023.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials (Materials Products). Revenue from these two product lines is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Power Products	$101.2	$104.5
Materials Products	96.2	84.9
Total	$197.4	$189.4

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Three months ended
	September 24, 2023		September 25, 2022
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$75.3	38.1%	$70.5	37.2%
Asia Pacific (excluding China and Hong Kong)	44.6	22.6%	35.7	18.8%
Hong Kong	34.1	17.3%	41.5	21.9%
United States	30.7	15.6%	35.6	18.8%
China	12.0	6.1%	4.7	2.5%
Other	0.7	0.3%	1.4	0.8%
Total	$197.4		$189.4

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
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	September 24, 2023	June 25, 2023
Right-of-use asset (1)	$98.9	$98.0

Current lease liability (2)	6.6	6.4
Non-current lease liability (3)	113.9	112.0
Total operating lease liabilities	$120.5	$118.4

Finance Leases:
Finance lease assets (4)	$9.4	$9.5

Current portion of finance lease liabilities	0.4	0.4
Finance lease liabilities, less current portion	9.1	9.2
Total finance lease liabilities	$9.5	$9.6
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $3.3 million and $1.8 million for the three months ended September 24, 2023 and September 25, 2022, respectively.

Finance lease amortization was $0.2 million and interest expense was $0.1 million for the three months ended September 24, 2023. Finance lease amortization was $0.2 million and interest expense was $0.1 million for the three months ended September 25, 2022.
Cash Flows
Cash flow information consisted of the following (1):

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Cash (used in) provided by operating activities:
Cash paid for operating leases	($2.4)	($1.0)
Cash received for tenant allowance on operating lease	0.4	—
Cash paid for interest portion of financing leases	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.1)	(0.2)
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of September 24, 2023 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 30, 2024 (remainder of fiscal 2024)	$12.5	$0.5	$13.0
June 29, 2025	11.2	0.7	11.9
June 28, 2026	14.0	0.7	14.7
June 27, 2027	11.9	0.4	12.3
June 25, 2028	11.5	0.2	11.7
Thereafter	104.4	14.0	118.4
Total lease payments	165.5	16.5	182.0
Future tenant improvement allowances	(4.7)	—	(4.7)
Imputed lease interest	(40.3)	(7.0)	(47.3)
Total lease liabilities	$120.5	$9.5	$130.0
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	154	475
Weighted average discount rate (2)	4.35%	2.67%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 37 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.51%.
Lease Income
As mentioned in Note 2, "Discontinued Operations", on March 1, 2021 and in connection with the LED Business Divestiture, the Company entered into the LED RELA pursuant to which the Company leased to CreeLED approximately 58,000 square feet of the Company’s property and certain facilities in Durham, North Carolina for a total of $3.6 million per year. The lease term was 24 months and expired on February 26, 2023.
In addition, the Company leases space to a third party at one of its owned facilities.
The Company recognized lease income of $0.2 million and $0.9 million for the three months ended September 24, 2023 and September 25, 2022, respectively.

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023
Billed trade receivables	$150.6	$152.1
Unbilled contract receivables	3.1	2.3
Royalties	1.2	1.1
	154.9	155.5
Allowance for bad debts	(0.7)	(0.7)
Accounts receivable, net	$154.2	$154.8
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023
Raw material	$105.2	$90.7
Work-in-progress	218.9	183.2
Finished goods	16.8	14.9
Inventories	$340.9	$288.8
In addition to inventory held by the Company associated with the power and materials product lines, the Company holds inventory related to a master supply agreement that will be entered into in connection with the RF Business Divestiture (the Master Supply Agreement). Of the total inventory noted above, $30.7 million and $29.7 million relates to the future Master Supply Agreement as of September 24, 2023 and June 25, 2023, respectively.
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023
Reimbursement receivable on long-term incentive agreement	$99.5	$91.3
Accrued interest receivable	13.3	10.1
Other receivables	11.0	2.2
Short-term deposit on long-term incentive agreement	10.0	10.0
VAT receivables	9.8	4.8
Insurance deposit	4.2	6.3
Inventory related to the Wafer Supply Agreement	3.6	3.9
Receivable on the Wafer Supply Agreement	0.9	1.3
Other	1.4	1.6
Other current assets	$153.7	$131.5

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023
Accounts payable, trade	$64.9	$44.9
Accrued salaries and wages	89.6	63.9
Accrued property and equipment	340.2	328.4
Accrued expenses	54.2	97.3
Accounts payable and accrued expenses	$548.9	$534.5
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Project, transformation and transaction costs	$2.6	$0.9
Executive severance costs	—	1.0
Other operating expense	$2.6	$1.9
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $23.2 million and $25.1 million of net unrealized losses on available-for-sale securities as of September 24, 2023 and June 25, 2023, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss was a less than $0.1 million gain for both the three months ended September 24, 2023 and the three months ended September 25, 2022. Amounts were reclassified to non-operating expense (income), net on the consolidated statements of operations.

Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Interest income	(40.6)	(4.3)
Interest expense, net of capitalized interest	61.7	4.8
Gain on arbitration proceedings (1)	—	(49.4)
Loss (gain) on Wafer Supply Agreement	6.9	(0.1)
Other, net	0.5	(0.5)
Non-operating expense (income), net	$28.5	($49.5)
(1) In the first quarter of fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The arbitration award is recognized as non-operating income, net of legal fees incurred.
Statements of Cash Flows - non-cash activities

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Lease asset and liability additions	$1.0	$0.4
Lease asset and liability modifications, net	1.8	—
Decrease in property, plant and equipment from investment tax credit receivables	73.5	—
Decrease in property, plant and equipment from long-term incentive related receivables	47.7	22.1
Accrued property and equipment as of September 24, 2023 and September 25, 2022 was $340.2 million and $146.3 million, respectively.

Note 6 – Investments
Short-term investments consisted of the following (in millions of U.S. Dollars):

	September 24, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$691.6	$—	($1.3)	$—	$690.3
Corporate bonds	483.8	—	(15.0)	—	468.8
Municipal bonds	146.0	—	(4.3)	—	141.7
Commercial paper	127.9	—	—	—	127.9
U.S. agency securities	72.8	—	(0.2)	—	72.6
Certificates of deposit	57.1	—	—	—	57.1
Variable rate demand notes	27.2	—	—	—	27.2
Total short-term investments	$1,606.4	$—	($20.8)	$—	$1,585.6

	June 25, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$512.3	$—	($16.7)	$—	$495.6
U.S. treasury securities	261.8	—	(1.4)	—	260.4
Municipal bonds	179.7	—	(4.4)	—	175.3
Certificates of deposit	112.3	—	—	—	112.3
U.S. agency securities	77.0	—	(0.2)	—	76.8
Commercial paper	50.2	—	—	—	50.2
Variable rate demand notes	27.3	—	—	—	27.3
Total short-term investments	$1,220.6	$—	($22.7)	$—	$1,197.9
All short-term investments are classified as available-for-sale. The Company did not have any long-term investments as of September 24, 2023 and June 25, 2023.

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	September 24, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$631.5	($0.7)	$26.3	($0.7)	$657.8	($1.4)
Corporate bonds	157.5	(0.5)	292.2	(14.4)	449.7	(14.9)
Municipal bonds	43.2	(0.2)	93.7	(4.1)	136.9	(4.3)
U.S. agency securities	70.6	(0.2)	2.0	—	72.6	(0.2)
Commercial Paper	4.0	—	—	—	4.0	—
Total	$906.8	($1.6)	$414.2	($19.2)	$1,321.0	($20.8)
Number of securities with an unrealized loss		119		209		328

	June 25, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$151.5	($0.5)	$324.1	($16.2)	$475.6	($16.7)
U.S. treasury securities	229.3	(0.5)	31.1	(0.9)	260.4	(1.4)
Municipal bonds	61.4	(0.4)	105.9	(4.0)	167.3	(4.4)
U.S. agency securities	74.8	(0.2)	2.0	—	76.8	(0.2)
Commercial Paper	3.9	—	—	—	3.9	—
Total	$520.9	($1.6)	$463.1	($21.1)	$984.0	($22.7)
Number of securities with an unrealized loss		95		234		329
Additionally, the Company held cash equivalent securities in unrealized loss positions as of September 24, 2023 and June 25, 2023. As of September 24, 2023, the Company held six cash equivalent securities in an unrealized loss position with a fair value of $92.6 million and an unrealized loss of less than $0.1 million. As of June 25, 2023, the Company held two cash equivalent securities in unrealized loss positions with an aggregate fair value of $18.5 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of September 24, 2023 and June 25, 2023 have been in unrealized loss positions for less than 12 months.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $13.3 million and $10.1 million as of September 24, 2023 and June 25, 2023, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three months ended September 24, 2023 and September 25, 2022.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating (income) expense, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of September 24, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 24, 2023.

The contractual maturities of short-term investments as of September 24, 2023 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
U.S. treasury securities	$591.4	$98.9	$—	$—	$690.3
Corporate bonds	218.1	250.7	—	—	468.8
Municipal bonds	58.1	81.2	—	2.4	141.7
Commercial paper	127.9	—	—	—	127.9
U.S. agency securities	72.6	—	—	—	72.6
Certificates of deposit	57.1	—	—	—	57.1
Variable rate demand notes	—	—	9.7	17.5	27.2
Total short-term investments	$1,125.2	$430.8	$9.7	$19.9	$1,585.6

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of September 24, 2023 and June 25, 2023, financial assets utilizing Level 1 inputs included U.S. treasury securities and money market funds, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, commercial paper, certificates of deposit and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of September 24, 2023 and June 25, 2023.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	September 24, 2023			June 25, 2023
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$388.0	$—	$388.0	$230.4	$—	$230.4
U.S. treasury securities	107.5	—	107.5	20.7	—	20.7
Commercial paper	—	7.5	7.5	—	7.0	7.0
Certificates of deposit	—	3.8	3.8	—	—	—
Total cash equivalents	495.5	11.3	506.8	251.1	7.0	258.1
Short-term investments:
U.S. treasury securities	690.3	—	690.3	260.4	—	260.4
Corporate bonds	—	468.8	468.8	—	495.6	495.6
Municipal bonds	—	141.7	141.7	—	175.3	175.3
Commercial paper	—	127.9	127.9	—	50.2	50.2
U.S. agency securities	—	72.6	72.6	—	76.8	76.8
Certificates of deposit	—	57.1	57.1	—	112.3	112.3
Variable rate demand notes	—	27.2	27.2	—	27.3	27.3
Total short-term investments	690.3	895.3	1,585.6	260.4	937.5	1,197.9
Total cash equivalents and short-term investments	$1,185.8	$906.6	$2,092.4	$511.5	$944.5	$1,456.0

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the three months ended September 24, 2023.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	September 24, 2023			June 25, 2023
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquisition related intangible assets (1)	24.0	(22.0)	2.0	24.0	(21.7)	2.3
Patent and licensing rights	49.0	(26.3)	22.7	56.7	(34.4)	22.3
Total intangible assets	$73.0	($48.3)	$24.7	$80.7	($56.1)	$24.6
(1) Relates to developed technology
Total amortization of acquisition-related intangibles assets was $0.3 million for the three months ended September 24, 2023 and $0.5 million for the three months ended September 25, 2022.
Total amortization of patents and licensing rights was $1.0 million for the three months ended September 24, 2023, and $1.0 million for the three months ended September 25, 2022.

Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 30, 2024 (remainder of fiscal 2024)	$0.9	$3.0	$3.9
June 29, 2025	1.1	3.1	4.2
June 28, 2026	—	2.3	2.3
June 27, 2027	—	1.9	1.9
June 25, 2028	—	1.6	1.6
Thereafter	—	10.8	10.8
Total future amortization expense	$2.0	$22.7	$24.7

Note 9 – Long-term Debt
2026 Convertible Notes
On April 21, 2020, the Company sold $500.0 million aggregate principal amount of 1.75% convertible senior notes due May 1, 2026 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act) and an additional $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2026 Notes). The total net proceeds from the 2026 Notes offering was approximately $561.4 million.
The Company used approximately $144.3 million of the net proceeds from the sale of the 2026 Notes in April 2020 to repurchase approximately $150.2 million aggregate principal amount of the then outstanding 0.875% convertible senior notes due September 1, 2023, including approximately $0.2 million of accrued interest on such notes, in privately negotiated transactions.
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
Accounting for the 2026 Notes, 2028 Notes and 2029 Notes
Debt issuance costs for the 2026 Notes, 2028 Notes and 2029 Notes are amortized to interest expense over their respective terms at an effective annual interest rate of 2.2%, 0.6% and 2.1%, respectively.
The 2026 Notes, 2028 Notes and 2029 Notes (the Outstanding Convertible Notes) are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Outstanding Convertible Notes; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
The net carrying amount of the liability component of the Outstanding Convertible Notes is as follows:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023
Principal	$3,075.0	$3,075.0
Unamortized discount and issuance costs	(47.1)	(49.4)
Net carrying amount	$3,027.9	$3,025.6
The last reported sale price of the Company's common stock was not greater than or equal to 130% of the applicable conversion price for any of the Outstanding Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on September 30, 2023. As a result, none of the Outstanding Convertible Notes are convertible at the option of the holders through December 31, 2023.
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
The Indenture related to the 2030 Senior Notes (the 2030 Senior Notes Indenture) requires the Company to make an offer to repurchase the 2030 Senior Notes with 100% of the net cash proceeds of (x) certain core asset sales and casualty events and (y) certain non-core asset sales and casualty events, in either case in excess of $25.0 million since the Issue Date, subject to the ability to (so long as no default or event of default exists under the 2030 Senior Notes Indenture) reinvest the proceeds of such casualty events and asset sales (other than the proceeds of sales of certain core assets of the Company), at a price equal to the lesser of (i) 109.875% of the principal amount of the 2030 Senior Notes being repurchased and (ii) if such disposition or casualty event occurred (x) during the fourth year after the Issue Date, 109.40625% of the principal amount of such 2030 Senior Notes being repurchased, (y) during the fifth year after the Issue Date, 104.9375% of the principal amount of such 2030 Senior Notes being repurchased and (z) during and after the sixth year after the Issue Date, 100% of the principal amount of such 2030 Senior Notes being repurchased (this clause (ii), the Applicable Redemption Price). The Company is also required to offer to repurchase the 2030 Senior Notes upon a change in control, at a price equal to, (i) if the change of control occurs during the first three years after the Issue Date, a customary make-whole redemption price minus 3.00% of the principal amount of Senior Notes being purchased and (ii) if such change of control occurs after the third anniversary of the Issue Date, the Applicable Redemption Price. The Company may prepay the 2030 Senior Notes at any time, subject to: (i) if the prepayment occurs prior to the third anniversary of the Issue Date, by paying a customary make-whole premium and (ii) if the prepayment occurs on or after the third anniversary of the Issue Date, by paying the Applicable Redemption Price. Further, the Company has the right, prior to the third anniversary of the Issue Date, to make an optional redemption of up to 35% of the aggregate principal amount of the 2030 Senior Notes with the proceeds of qualified equity issuances, at a redemption price equal to 109.875%.
The 2030 Senior Notes Indenture contains certain customary affirmative covenants, negative covenants and events of default, including a liquidity maintenance financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent has been granted a perfected first lien security interest of at least $500.0 million as of the last day of any calendar month (the Liquidity Covenant). Upon the Company achieving 30% utilization at its silicon carbide device fabrication facility in Marcy, New York and generating at least $240.0 million of revenue from the Company's Power product line, that are manufactured or produced on wafers that are fabricated at the Marcy, New York facility (the MVF Products), in each case over a six-month period, the level of the Liquidity Covenant shall be permanently reduced to $325.0 million. Upon the Company’s achieving 50% utilization at its Marcy, New York facility and generating at least $450.0 million of revenue from MVF Products, in each case over a six-month period, the Liquidity Covenant will be permanently reduced to zero.
As of September 24, 2023, the Company was in compliance with all covenants relating to the 2030 Senior Notes.
The 2030 Senior Notes are superior in right of payment to the Company's unsecured indebtedness to the extent of the collateral securing the 2030 Senior Notes. Beyond the value of the collateral securing the 2030 Notes, the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Senior Notes (the Corporate Debt Holdings) are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Corporate Debt Holdings; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Debt issuance costs in relation to the 2030 Senior Notes were accounted for as a reduction of the principal balance and, along with the original issue discount, will be amortized over the term of the 2030 Senior Notes at an effective interest rate of 12.4%.
CRD Agreement Deposits
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
Debt issuance costs for the CRD Agreement related to both the initial deposit received and the potential additional deposits. A portion of the debt issuance costs were accounted for on a pro rata basis as a reduction of the principal balance for the initial deposit and will be amortized over the term of the deposit at an effective interest rate of 6.3%. The remaining debt issuance costs of approximately $22.8 million were recorded as a prepaid expense and will be recorded as a reduction of the principal balance, on a pro rata basis, if additional deposits are drawn under the CRD Agreement.
The net carrying amount of the liability component of the 2030 Senior Notes and the deposits under the CRD Agreement is as follows:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023
Principal	$2,250.0	$1,250.0
Unamortized discount and issuance costs	(118.5)	(100.5)
Net carrying amount	$2,131.5	$1,149.5
Interest Expense
The interest expense, net recognized related to the Corporate Debt Holdings and the deposits under the CRD Agreement is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Interest expense, net of capitalized interest	$53.7	$3.0
Amortization of discount and debt issuance costs, net of capitalized interest	7.2	1.3
Total interest expense, net	$60.9	$4.3
The Company capitalizes interest in connection with ongoing capacity expansions. For the three months ended September 24, 2023, the Company capitalized $2.3 million of interest expense and $0.3 million of amortization of issuance costs. The Company did not capitalize interest expense for the three months ended September 25, 2022.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended
(in millions of U.S. Dollars, except share data)	September 24, 2023	September 25, 2022
Net loss from continuing operations	($123.6)	($14.1)
Net loss from discontinued operations	($272.1)	($12.1)

Weighted average shares - basic and diluted (in thousands)	125,105	124,035

Loss per share - basic and diluted:
Continuing operations	($0.99)	($0.11)
Discontinued operations	($2.17)	($0.10)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.

For the three months ended September 24, 2023 and September 25, 2022, 3.3 million and 2.6 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its Outstanding Convertible Notes under certain conditions as described in Note 9, “Long-term Debt.”

Note 11 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
During the three months ended September 24, 2023 and September 25, 2022, the Company had one equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (2013 LTIP), from which stock-based compensation awards can be granted to employees and directors. The 2013 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
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
Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of September 24, 2023 and changes during the three months then ended is as follows:

(unit awards in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2023	2,340	$85.32
Granted	1,683	$68.29
Vested	(747)	$78.80
Forfeited	(121)	$86.53
Nonvested at September 24, 2023	3,155	$77.72
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022
Cost of revenue, net	$6.0	$5.8
Research and development	2.7	2.4
Sales, general and administrative	11.0	11.6
Total stock-based compensation expense	$19.7	$19.8
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of September 24, 2023, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 25, 2023, the Company's liability for unrecognized tax benefits was $9.8 million. During the three months ended September 24, 2023, the Company recognized a $1.3 million decrease to the liability for unrecognized tax benefits due to statute expiration and a $0.3 million increase to the liability for unrecognized tax benefits due to an increase in generated research and development credits. As a result, the total liability for unrecognized tax benefits as of September 24, 2023 was $8.8 million. If any portion of this $8.8 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.8 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
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
In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleges willful infringement, and seeks unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. The Company denies Purdue’s remaining allegations and has developed numerous defenses, including non-infringement, multiple invalidity grounds, and unenforceability due to inequitable conduct before the U.S. Patent & Trademark Office. The litigation with Purdue is in the middle of fact discovery, and trial is currently scheduled to begin in November 2024. Due to the stage of the case, the Company is unable to estimate the possible range of loss, if any, at this time.
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
As of September 24, 2023, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.7 million to $5.2 million per year through fiscal 2031.
As of September 24, 2023, the Company has reduced property and equipment, net by a total of $446.9 million as a result of GDA reimbursements, of which $344.8 million has been received in cash and an additional $102.1 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In the third quarter of fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the next five years. During the three months ended September 24, 2023, the Company purchased $6.3 million of product under this agreement. As of September 24, 2023, minimum future product purchases have been satisfied for fiscal 2024, and minimum future product purchases for fiscal years 2025, 2026, 2027 and 2028 are $26.8 million, $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. As of September 24, 2023, the Company has paid $13.0 million in connection with the agreement, which is recognized in prepaid expenses on the consolidated balance sheet.

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
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 25, 2023 (the 2023 Form 10-K). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Unless otherwise noted, the following information and discussion relates to our continuing operations.

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
As discussed more fully above in Note 2, “Discontinued Operations,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we have entered into a definitive agreement to sell certain assets comprising our RF product line (the RF Business Divestiture).
The RF Business Divestiture represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the RF product line as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the transaction are classified as held for sale in the consolidated balance sheets. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.
Our continuing operations consist of power devices, which are used in electric vehicles, motor drives, power supplies, solar and transportation applications, and silicon carbide and GaN materials, which are targeted for customers who use them to manufacture products for RF, power and other applications.
The majority of our products are manufactured at our production facilities located in North Carolina, New York and Arkansas for our continuing operations and in California for our discontinued operations. We also use contract manufacturers, some of which include captive lines, for certain products and aspects of product fabrication, assembly and packaging for both continuing and discontinued operations. We operate research and development facilities in North Carolina, Arkansas and New York for our continuing operations and in California and Arizona for our discontinued operations.

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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, and have continued to see supply availabilities and lead times stabilize across many direct materials, we expect the supply situation for certain items to remain tight for at least the next few quarters. In addition, although we have not experienced significant impacts to date, the ongoing military conflict between Russia and Ukraine and the recent conflict between Hamas and Israel may further exacerbate global supply constraints. The current high demand for our products has also led to supply constraints for our customers. We are working closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers to the extent possible, including entering into purchase agreements and providing customer reserve deposits with our suppliers to secure future supply to us, although we expect that our production capacity constraints as we continue to bring additional capacity online may continue to limit our shipments to our customers in the near term.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide and GaN materials and device products in the power markets and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. For example, decreasing consumer or industrial demand as a result of an economic slowdown or recession may lead our customers to delay designing in our products. Recently, similar to other semiconductor companies, we have been seeing softening demand for our power products for industrial and energy applications in China, but significantly higher demand for our power products throughout the rest of the world, especially in automotive applications. We believe the increased demand for our power products reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand, but in the short and near term we expect to face production capacity constraints while we continue to work to bring additional capacity online.
•Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development, production equipment and production facilities. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in new production facilities, as well as research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers. Market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power markets we serve.
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
•Technological Innovation and Advancement. Innovations and advancements in materials and power technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.
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

Overview of the three months ended September 24, 2023
The following is a summary of our continuing operations financial results as of and for the three months ended September 24, 2023 compared to the three months ended September 25, 2022, unless otherwise stated.
•Our year-over-year revenue increased $8.0 million to $197.4 million.
•Gross margin decreased to 12.5% from 35.7%. Gross profit decreased to $24.7 million from $67.7 million. Gross profit and gross margin for the three months ended September 24, 2023 include the impacts of $34.4 million of underutilization costs primarily in connection with the start of production at our silicon carbide device fabrication facility in New York (the Mohawk Valley Fab), which began revenue production in late fiscal 2023. Costs relating to the Mohawk Valley Fab for the three months ended September 25, 2022 were expensed within factory start-up costs.
•Operating loss was $94.9 million compared to $63.5 million.
•Diluted loss per share was $0.99 compared to $0.11.
•Combined cash, cash equivalents and short-term investments was $3,347.6 million at September 24, 2023 and $2,954.9 million at June 25, 2023.
•Long-term debt, net was $5,159.4 million at September 24, 2023 and $4,175.1 million at June 25, 2023. As discussed further below and in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we entered into an Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with a customer, pursuant to which the customer will provide the Company up to $2 billion in unsecured deposits. Under the CRD Agreement, the Company received an initial deposit of $1 billion in the first quarter of fiscal 2024.
•Cash used in operating activities was $112.7 million compared to $6.7 million.
•Purchases of property and equipment, net were $402.4 million (net of $39.6 million in reimbursements) compared to $61.0 million (net of $46.7 million in reimbursements).
•Design-ins were $2.2 billion compared to $3.4 billion.
•Design-wins were $1.5 billion compared to $0.5 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business, as indicated by the Mohawk Valley Fab, our new state-of-the-art, automated 200mm silicon carbide device fabrication facility, where we started revenue production in late fiscal 2023. In addition, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the recent purchase of an epitaxy facility in Farmers Branch, Texas and the recently announced plan to construct a new silicon carbide device fabrication facility in Saarland, Germany are all expected to increase our production capacity.
We are primarily focused on investing in our business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing processes, we believe we are in a position to improve yield levels to support our future growth, particularly as we transition more production to the Mohawk Valley Fab.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand, which demand in the short-term and mid-term appears to be ahead of the industry's supply capabilities. Our expansion plans to increase supply include the continued build out of our new facility in New York, the construction of additional production capacity in North Carolina, the purchase of an epitaxy facility in Farmers Branch, Texas and the planned construction of a new silicon carbide device fabrication facility in Saarland, Germany. For fiscal 2024, we target approximately $2.0 billion of net capital investment.

Design-ins
Design-ins are customer commitments to purchase our products and are one of the factors we use to forecast long-term demand and future revenue. To meet the qualification of a design-in, the customer provides us with documentation (e.g., a letter of intent, statement of work or developmental contract) that can include details such as the expected delivery timeline, estimated price, necessary capacity and required support. A design-in, even with a formal commitment, does not always convert to future revenue (a 'design-win') for a variety of reasons, including, but not limited to, the customer delaying or abandoning the project, capacity constraints, timeline challenges, and/or technology changes. Therefore, management uses the design-in amount as a guide to forecast future demand but it should not be taken as an absolute indicator of future revenue.
Design-wins
Design-ins are considered design-wins when a customer issues a purchase order for at least 20% of the expected first year revenue. Design-wins reflect each project's entire commitment at the time this criteria is satisfied and should not be taken as an absolute indicator of future revenue. Depending on timing, certain projects may be reflected within a single period's design-in and design-win figures.
Results of Operations
Selected consolidated statements of operations data for the three months ended September 24, 2023 and September 25, 2022 were as follows:

	Three months ended
	September 24, 2023		September 25, 2022
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$197.4	100.0%	$189.4	100.0%
Cost of revenue, net	172.7	87.5	121.7	64.3
Gross profit	24.7	12.5	67.7	35.7
Research and development	44.1	22.3	40.3	21.3
Sales, general and administrative	64.1	32.5	50.0	26.4
Factory start-up costs	8.4	4.3	38.4	20.3
Amortization or impairment of acquisition-related intangibles	0.3	0.2	0.5	0.3
Loss on disposal or impairment of other assets	0.1	0.1	0.1	0.1
Other operating expense	2.6	1.3	1.9	1.0
Operating loss	(94.9)	(48.1)	(63.5)	(33.5)
Non-operating expense (income), net	28.5	14.4	(49.5)	(26.1)
Loss before income taxes	(123.4)	(62.5)	(14.0)	(7.4)
Income tax expense	0.2	0.1	0.1	0.1
Net loss from continuing operations	(123.6)	(62.6)	(14.1)	(7.4)
Net loss from discontinued operations	(272.1)	(137.8)	(12.1)	(6.4)
Net loss	($395.7)	(200.5)	($26.2)	(13.8)

Basic and diluted loss per share
Continuing operations	($0.99)		($0.11)
Discontinued operations	(2.17)		(0.10)

Revenue

Revenue was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Power Products	$101.2	$104.5	($3.3)	(3)%
Materials Products	$96.2	$84.9	$11.3	13%
Revenue	$197.4	$189.4	$8.0	4%
Revenue increased primarily due to growth in our materials product line, where we improved output to meet strong demand. This was partially offset by a decrease in revenue in our power product line, where the impact of softening demand in industrial applications in China exceeded the addition of revenue from our Mohawk Valley Fab in the first quarter of fiscal 2024.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Gross profit	$24.7	$67.7	($43.0)	(64)%
Gross margin	12.5%	35.7%
The decrease in gross profit and gross margin was primarily due to $34.4 million of underutilization costs incurred within cost of revenue in connection with the start of production at our Mohawk Valley Fab, which began revenue production in late fiscal 2023. Costs relating to the Mohawk Valley Fab for the three months ended September 25, 2022 were expensed within factory start-up costs.
In addition, the decrease in gross profit and gross margin was driven by unfavorable product mix in our power product line, partially offset by impacts from increased revenues in our materials product line.
As explained further below, the operating costs of each of our new facilities will largely be reflected in cost of revenue, net once each facility reaches revenue generating production. During the period when revenue production begins, but before the facility is at its expected utilization level, we expect some of the costs to operate the facility will not be absorbed into the cost of inventory. We expect that these costs will be substantial as we ramp up the facility to the expected or normal utilization level. The costs incurred to operate the facility in excess of the costs absorbed into inventory are referred to as underutilization costs and are expensed as incurred to cost of revenue, net. We expect gross profit and gross margin to be significantly impacted in future periods from these underutilization costs in connection with our new facility construction and expansion projects, the costs of which have solely been expensed as factory start-up costs prior to the three months ended September 24, 2023.

Research and Development
Research and development expenses include costs associated with the development of new products, enhancements of existing products and general technology research. These costs consisted primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development costs also include developing supporting technologies for the expansion of the Mohawk Valley Fab.
Research and development expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Research and development	$44.1	$40.3	$3.8	9%
Percent of revenue	22%	21%
The increase in research and development expenses was primarily due to our continued investment in our silicon carbide and GaN technologies, including the development of existing silicon carbide materials and fabrication technology for next generation platforms and expansion of our device product portfolio.
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
SG&A expenses were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Sales, general and administrative	$64.1	$50.0	$14.1	28%
Percent of revenue	32%	26%
The increase in SG&A expenses was primarily due to increased salaries and benefits, including stock-based compensation, in connection with increased sales and marketing headcount, as well as increases in professional services and sponsorship costs.
Factory Start-up Costs

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Factory start-up costs	$8.4	$38.4	($30.0)	(78)%
Factory start-up costs relate to facilities that have not yet started revenue generating production. When a new facility begins revenue generating production, the operating costs of that facility previously expensed as start-up costs will instead be primarily expensed as part of the cost of the production within the cost of revenue, net line item in our statement of operations.
The decrease in factory start-up costs was due to the start of revenue generating production at our Mohawk Valley Fab in the fourth quarter of fiscal 2023. The majority of start-up costs for the three months ended September 25, 2022 relate to the construction of this facility. For the three months ended September 24, 2023, the costs relating to this facility were expensed as part of cost of production.
Start-up costs for the three months ended September 24, 2023 primarily relate to costs incurred in connection with the construction of our new materials manufacturing facility in Siler City, North Carolina and various materials expansion activities at our Durham, North Carolina locations.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have amortizable intangible assets related to developed technology. Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Amortization of acquisition-related intangibles	$0.3	$0.5	($0.2)	(40)%
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

Loss on disposal or impairment of other assets were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Loss on disposal or impairment of other assets	$0.1	$0.1	$—	—%
Loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.
Other Operating Expense
Other operating expense was as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Project, transformation and transaction costs	2.6	0.9	1.7	189%
Executive severance costs	—	1.0	(1.0)	(100)%
Other operating expense	$2.6	$1.9	$0.7	37%
Other operating expense increased primarily due to increased professional service fees, which are associated with completed and potential acquisitions and divestitures, partially offset by a decrease in personnel related severance costs.
Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Interest income	($40.6)	($4.3)	($36.3)	844%
Interest expense, net of capitalized interest	61.7	4.8	56.9	1,185%
Gain on arbitration proceedings	—	(49.4)	49.4	(100)%
Loss (gain) on Wafer Supply Agreement	6.9	(0.1)	7.0	(7,000)%
Other, net	0.5	(0.5)	1.0	(200)%
Non-operating expense (income), net	$28.5	($49.5)	$78.0	(158)%
Interest income. The increase in interest income was primarily driven by increased short-term investment balances, as well as increased returns on our short-term investments. Our short-term investment balances increased significantly after the first quarter of fiscal 2023 from the net proceeds we received from the sale of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes) and senior secured notes due 2030 (the 2030 Senior Notes), as well as from the receipt of the initial deposits under the CRD Agreement.
Interest expense, net of capitalized interest. The increase in interest expense was primarily due to interest from our 2029 Notes, 2030 Senior Notes and initial deposit under the CRD Agreement, which were not outstanding as of September 25, 2022.
Gain on arbitration proceedings. In the first quarter of fiscal 2023, we received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. In the second quarter of fiscal 2023, a final payment was received. The gain recognized is net of legal fees incurred.
Loss (gain) on Wafer Supply Agreement. In connection with the completed sale of our former LED Products business unit to Smart Global Holdings, Inc. (SGH) and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain silicon carbide materials and fabrication services for up to four years. We recognized a supply agreement liability in connection with this agreement, which reached full amortization in the second quarter of fiscal 2023. We expect losses from this agreement to continue through December 2025.

Income Tax Expense
Income tax expense and our effective tax rate were as follows:

	Three months ended
(in millions of U.S. Dollars)	September 24, 2023	September 25, 2022	Change
Income tax expense	$0.2	$0.1	$0.1	100%
Effective tax rate	—%	(1)%
The change in our effective tax rate for the three months ended September 24, 2023 compared to the three months ended September 22, 2022 was immaterial.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets, (ii) income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses and working capital requirements, including the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment, as well as outlays for research and development, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand and marketable securities.
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
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	September 24, 2023	June 25, 2023	Change
Cash and cash equivalents	$1,762.0	$1,757.0	$5.0
Short-term investments	1,585.6	1,197.9	387.7
Total cash, cash equivalents and short-term investments	$3,347.6	$2,954.9	$392.7
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
In the fourth quarter of fiscal 2023, we sold $1,250 million aggregate principal amount of 2030 Senior Notes, as discussed in Note 9, "Long-term Debt," in our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2030 Senior Notes was approximately $1,149.3 million.
In the first quarter of fiscal 2024, we entered into the CRD Agreement with a customer, pursuant to which the customer will provide us up to $2 billion in unsecured deposits. Under the CRD Agreement, we received an initial deposit of $1 billion with additional deposits of up to an additional $1 billion at our request, subject to certain conditions during the 2024 calendar year.
In addition, in the first quarter of fiscal 2023, we received an early payment on an unsecured promissory note in the amount of $101.8 million issued to us in connection with the sale of certain assets and subsidiaries comprising our former LED business unit to SMART on March 1, 2021.
As of September 24, 2023, we had unrealized losses on our short-term investments of $20.8 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 24, 2023 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of September 24, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 24, 2023.
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

Expected Uses of Liquidity
We recently opened the Mohawk Valley Fab to expand capacity for production of our silicon carbide devices. We now expect to invest approximately $2.0 billion in construction, equipment and other related costs for the new facility, of which approximately $500 million is expected to be reimbursed over time by the State of New York Urban Development Corporation (doing business as Empire State Development) under a Grant Disbursement Agreement (the GDA). As of September 24, 2023, we have spent approximately $960 million and received $344.8 million in reimbursements.
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
For fiscal 2024, we target approximately $2.0 billion of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our Mohawk Valley Fab and the construction of our new materials manufacturing facility in Siler City, North Carolina. Our target net capital investment figure is net of approximately $150 million of expected reimbursements from the GDA during the fiscal year, inclusive of $39.6 million received in the first quarter of fiscal 2024.
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

Cash Flows
In summary, our cash flows were as follows:

	Three months ended
	September 24, 2023	September 25, 2022	Change
Net cash used in operating activities of continuing operations	($112.7)	($6.7)	($106.0)	(1,582)%
Net cash (used in) provided by investing activities of continuing operations	(784.2)	106.6	(890.8)	(836)%
Net cash provided by (used in) financing activities of continuing operations	938.4	(17.6)	956.0	5,432%
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	(0.4)	0.3	75%
Cash used in discontinued operations	($36.4)	($9.8)	(26.6)	(271)%
Net change in cash and cash equivalents	$5.0	$72.1	($67.1)	(93)%
Cash Flows from Operating Activities
Net cash used in operating activities increased primarily due to an increased net loss.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.

Cash used in investing activities increased primarily due to an increase in net purchases of short-term investments of $445.8 million and an increase in net property and equipment purchases of $341.4 million as we continue to build out additional expansion facilities. In addition, cash used in investing activities increased as a result of a $101.8 million earnout payment related to the divestiture of our former LED Products segment received in the first quarter of fiscal 2023.
Cash Flows from Financing Activities
For the three months ended September 24, 2023, cash provided by financing activities primarily consisted of $954.0 million in net deposits from the CRD Agreement, partially offset by $15.0 million in tax withholdings on vested equity awards.
For the three months ended September 25, 2022, cash used in financing activities primarily consisted of $16.9 million in tax withholdings on vested equity awards.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 24, 2023, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K. There have been no material changes to the amounts presented therein.
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
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the first quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of the 2023 Form 10-K. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Risk categories and certain principal risks under each category (each described more fully below):
–Risks related to our global operations, including global macroeconomic and market risks
•Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability, or our customers', suppliers' or vendors' ability, to access funding, and possible trade tariffs and trade restrictions.
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
–General risk factors
•We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability or our customers', suppliers' or vendors' ability to access funding, and possible trade tariffs and trade restrictions.
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including, among other things, recent bank failures in the United States, the ongoing military conflicts between Russia and Ukraine and the recent conflict between Hamas and Israel. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the opening and ramping of a state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the recent purchase of an epitaxy facility in Farmers Branch, Texas, and the planned construction of a new 200mm capable silicon carbide device fabrication facility in Saarland, Germany;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In the fourth quarter of fiscal 2022, we opened the Mohawk Valley Fab to complement the materials factory expansion underway at our United States campus headquarters in Durham, North Carolina and the Mohawk Valley Fab began revenue production in late fiscal 2023. We also commenced work on our new materials manufacturing facility in Siler City, North Carolina in the first quarter of fiscal 2023. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, some of which we have experienced and may experience in the future, including, but not limited to, the following:
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. Currently, we are focusing on increasing production capacity. If we are not able to increase our production capacity at our targeted rate, if there are unforeseen costs associated with increasing our capacity levels, or if we are unable to obtain advanced semiconductor manufacturing equipment in a timely manner, we may not be able to achieve our financial targets. We may be unable to build or qualify new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling. Significant or prolonged shortages or delivery delays of our products to our customers could delay their manufacturing and negatively impact our relationships with these customers, including triggering the potential payment of penalties on certain agreements.
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
With the opening of the Mohawk Valley Fab, we will experience increased pressure on margins during the period when production begins but before the facility is at full utilization, and in the initial periods we expect these underutilization costs to be substantial as we ramp up the facility. Additionally, our large upfront investment in the facility, or any other new facility, to increase capacity does not guarantee we will need the capacity and we may experience lower than expected capacity once the facility is in production, which could result in further margin pressures.
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
We continue to expand into new markets and new market segments. Many of our existing customers who purchase our silicon carbide substrate materials develop and manufacture devices, die and components using those wafers that are offered in the same power markets. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our substrate materials. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
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
On August 22, 2023, we entered into a definitive agreement (the RF Purchase Agreement) with MACOM Technology Solutions Holdings, Inc. (MACOM) with respect to the RF Business Divestiture. We are subject to a number of risks associated with this transaction, including risks associated with:
•the failure to satisfy, on a timely basis or at all, the closing conditions set forth in the RF Purchase Agreement;
•the separation of the RF product line (the RF Business), and related information technology, from the businesses we are retaining and the operation of our retained business without the RF Business;
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
•the restrictions on and obligations with respect to our business set forth in the RF Purchase Agreement and, following closing, the RF master supply agreement and the transition services agreement, in each case between us and MACOM;
•the need to provide transition services in connection with the transaction, which may result in the diversion of resources and focus; and
•our failure to realize the full purchase price anticipated under the RF Purchase Agreement, including due to fluctuations in the market price of the 711,528 shares of MACOM’s common stock that constitute a portion of the purchase price under the RF Purchase Agreement (the MACOM Shares) before we are able to sell the MACOM Shares following MACOM's assumption of control of the Company's 100mm gallium nitride wafer fabrication facility in Research Triangle Park, North Carolina approximately two years following the closing of the transaction (the RTP Fab Transfer) and the forfeiture of one-quarter of the MACOM Shares in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction.
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
We are often involved in litigation, primarily patent litigation, such as our patent dispute with The Trustees of Purdue University, as discussed further in Note 13, "Commitments and Contingencies," in our unaudited financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
Goodwill and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a significant decline in our stock price and market capitalization and slower growth rates in our industry. For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. For example, in the first quarter of fiscal 2024, we recorded an impairment to assets held for sale associated with the pending RF Business Divestiture of $144.6 million. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
As of September 24, 2023, our indebtedness consisted of $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes) (collectively, the Outstanding Convertible Notes) and $1,250.0 million aggregate principal amount of the 2030 Senior Notes. In addition, on July 5, 2023, we entered into the CRD Agreement with Renesas Electronics America Inc. (Renesas America) pursuant to which Renesas America provided the Company an initial deposit in an aggregate principal amount of $1 billion with a commitment to provide additional deposits in an aggregate principal amount of up to an additional $1 billion at our discretion in calendar year 2024, in connection with our entry into a wafer supply agreement with Renesas Electronics Corporation, an affiliate of Renesas America. Our ability to pay interest and repay the principal for any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement (if applicable) is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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

Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $35.93 to a high of $117.72 during the twelve months ended September 24, 2023. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In particular, competition in some of the markets we address such as electric vehicles and 5G, the ramp up of our business, and the effect of tariffs on our business, may have a dramatic effect on our stock price.
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
We may be subject to volatility and uncertainty in customer demand, supply chains, worldwide economies and financial markets resulting from the outbreak of infectious disease or similar public health threat, such as the COVID-19 pandemic.
We have significant manufacturing operations in the United States and contract manufacturing agreements in Asia, which may be affected by the outbreak of infectious diseases or other similar public health threats and the measures to try to contain it. At the beginning of the COVID-19 pandemic, we initially experienced some limited disruptions in supply from some of our suppliers, although the disruptions to date have not been significant. At some of our contract manufacturers in Asia, which include captive lines and contract packaging facilities, we experienced some disruptions in supply from containment measures in connection with the COVID-19 pandemic and may experience similar disruptions in the future from additional outbreaks of COVID-19 or other infectious diseases.
Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures in connection with future outbreaks of infectious diseases or similar public health events could limit our ability to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 30, 2023, Neill Reynolds, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 10,000 shares of the Company’s common stock and terminates on the earlier of the date all the shares under the plan are sold and December 29, 2023.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated August 22, 2023, between Wolfspeed, Inc. and MACOM Technology Solutions Holdings, Inc.		8-K	2.1	8/28/2023
3.1	Amended and Restated Articles of Incorporation		8-K	3.1	10/24/2023
4.1	Form of certificate representing the Senior Secured Notes due 2030 (included as Exhibit A to Exhibit 10.1)		8-K	4.1	6/26/2023
4.2	Unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	4.1	7/5/2023
4.3	Description of the Registered Securities	X
10.1^	Indenture, dated as of June 23, 2023, between Wolfspeed, Inc. and U.S. Bank Trust Company, National Association, as the trustee and collateral agent		8-K	10.1	6/26/2023
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2023 formatted in Inline XBRL (included in Exhibit 101)	X

^	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

November 2, 2023

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)