Form 10-Q
period 2023-12-31
WOLFSPEED, INC.
filed 2024-02-01
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 26, 2024, was 125,800,821.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended December 31, 2023

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	December 31, 2023	June 25, 2023
Assets
Current assets:
Cash and cash equivalents	$904.4	$1,757.0
Short-term investments	1,731.3	1,197.9
Total cash, cash equivalents and short-term investments	2,635.7	2,954.9
Accounts receivable, net	132.6	154.8
Inventories	370.2	284.9
Income taxes receivable	0.6	0.8
Prepaid expenses	78.1	36.8
Other current assets	228.9	131.5
Current assets held for sale from discontinued operations	—	42.8
Total current assets	3,446.1	3,606.5
Property and equipment, net	2,850.1	2,165.5
Goodwill	359.2	359.2
Intangible assets, net	23.9	23.9
Long-term receivables	2.5	2.6
Other long-term investments	66.1	—
Deferred tax assets	1.2	1.2
Other assets	541.1	303.3
Long-term assets held for sale from discontinued operations	—	124.5
Total assets	$7,290.2	$6,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$524.0	$534.5
Accrued contract liabilities	51.1	39.0
Income taxes payable	10.0	9.6
Finance lease liabilities	0.4	0.4
Other current liabilities	85.7	35.7
Current liabilities held for sale from discontinued operations	—	8.6
Total current liabilities	671.2	627.8
Long-term liabilities:
Long-term debt	2,137.3	1,149.5
Convertible notes, net	3,030.3	3,025.6
Deferred tax liabilities	10.8	3.9
Finance lease liabilities - long-term	9.0	9.2
Other long-term liabilities	281.4	143.5
Long-term liabilities held for sale from discontinued operations	—	5.3
Total long-term liabilities	5,468.8	4,337.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 31, 2023 and June 25, 2023; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at December 31, 2023 and 200,000 shares authorized at June 25, 2023; 125,785 and 124,794 shares issued and outstanding at December 31, 2023 and June 25, 2023, respectively	0.2	0.2
Additional paid-in-capital	3,766.8	3,711.0
Accumulated other comprehensive loss	(12.2)	(25.1)
Accumulated deficit	(2,604.6)	(2,064.2)
Total shareholders’ equity	1,150.2	1,621.9
Total liabilities and shareholders’ equity	$7,290.2	$6,586.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
in millions of U.S. Dollars, except share data	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Revenue, net	$208.4	$173.8	$405.8	$363.2
Cost of revenue, net	180.6	117.1	353.3	238.8
Gross profit	27.8	56.7	52.5	124.4
Operating expenses:
Research and development	45.3	39.4	89.4	79.7
Sales, general and administrative	64.9	50.4	129.0	100.4
Factory start-up costs	10.5	37.6	18.9	76.0
Amortization of acquisition-related intangibles	0.3	0.6	0.6	1.1
Loss on disposal or impairment of other assets	0.3	0.1	0.4	0.2
Other operating expense	4.6	1.6	7.2	3.5
Operating loss	(98.1)	(73.0)	(193.0)	(136.5)
Non-operating expense (income), net	27.8	(1.0)	56.3	(50.5)
Loss before income taxes	(125.9)	(72.0)	(249.3)	(86.0)
Income tax expense	0.3	0.1	0.5	0.2
Net loss from continuing operations	(126.2)	(72.1)	(249.8)	(86.2)
Net loss from discontinued operations	(18.5)	(18.8)	(290.6)	(30.9)
Net loss	($144.7)	($90.9)	($540.4)	($117.1)

Basic and diluted loss per share
Continuing operations	($1.00)	($0.58)	($1.99)	($0.69)
Net loss	($1.15)	($0.73)	($4.31)	($0.94)

Weighted average shares - basic and diluted (in thousands)	125,602	124,344	125,363	124,190
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Net loss	($144.7)	($90.9)	($540.4)	($117.1)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	11.0	3.7	12.9	(3.3)
Comprehensive loss	(133.7)	(87.2)	(527.5)	(120.4)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(395.7)	—	(395.7)
Unrealized gain on available-for-sale securities	—	—	—	—	1.9	1.9
Tax withholding on vested equity awards	—	—	(15.0)	—	—	(15.0)
Stock-based compensation	506	—	32.1	—	—	32.1
Exercise of stock options and issuance of shares	21	—	0.5	—	—	0.5
Balance at September 24, 2023	125,321	$0.2	$3,728.6	($2,459.9)	($23.2)	$1,245.7
Net loss	—	—	—	(144.7)	—	(144.7)
Unrealized gain on available-for-sale securities	—	—	—	—	11.0	11.0
Tax withholding on vested equity awards	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	104	—	29.8	—	—	29.8
Exercise of stock options and issuance of shares	360	—	10.4	—	—	10.4
Balance at December 31, 2023	125,785	$0.2	$3,766.8	($2,604.6)	($12.2)	$1,150.2
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(26.2)	—	(26.2)
Unrealized loss on available-for-sale securities	—	—	—	—	(7.0)	(7.0)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)
Stock-based compensation	395	—	23.2	—	—	23.2
Exercise of stock options and issuance of shares	20	—	0.5	—	—	0.5
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Balance at September 25, 2022	124,210	$0.2	$3,902.2	($1,760.5)	($32.3)	$2,109.6
Net loss	—	—	—	(90.9)	—	(90.9)
Unrealized gain on available-for-sale securities	—	—	—	—	3.7	3.7
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	21.4	—	—	21.4
Exercise of stock options and issuance of shares	203	—	10.7	—	—	10.7
Capped call transactions related to the issuance of convertible notes due December 1, 2029	—	—	(273.9)	—	—	(273.9)
Balance at December 25, 2022	124,413	$0.2	$3,660.0	($1,851.4)	($28.6)	$1,780.2
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022
Operating activities:
Net loss	($540.4)	($117.1)
Net loss from discontinued operations	(290.6)	(30.9)
Net loss from continuing operations	(249.8)	(86.2)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation and amortization	88.7	68.0
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	14.7	2.9
Stock-based compensation	42.1	38.9
Gain on equity investment	(5.4)	—
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory start-up costs	0.4	2.0
Amortization of (premium) discount on investments, net	(13.8)	2.2
Deferred income taxes	0.1	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	22.2	(19.1)
Inventories	(82.6)	(41.5)
Prepaid expenses and other assets	(74.4)	(3.6)
Accounts payable	(58.0)	1.6
Accrued salaries and wages and other liabilities	5.2	(32.7)
Accrued contract liabilities	15.0	(2.7)
Net cash used in operating activities of continuing operations	(295.6)	(69.9)
Net cash used in operating activities of discontinued operations	(54.3)	(9.8)
Cash used in operating activities	(349.9)	(79.7)
Investing activities:
Purchases of property and equipment	(1,052.2)	(234.1)
Purchases of patent and licensing rights	(3.2)	(2.3)
Proceeds from sale of property and equipment	0.4	1.7
Purchases of short-term investments	(1,307.2)	(814.1)
Proceeds from maturities of short-term investments	734.7	115.5
Proceeds from sale of short-term investments	25.8	43.1
Reimbursement of property and equipment purchases from long-term incentive agreement	79.4	70.7
Proceeds from sale of business	75.6	101.8
Net cash used in investing activities of continuing operations	(1,446.7)	(717.7)
Net cash used in investing activities of discontinued operations	(3.1)	(4.3)
Cash used in investing activities	(1,449.8)	(722.0)
Financing activities:
Proceeds from long-term debt borrowings	1,000.0	—
Proceeds from convertible notes	—	1,750.0
Payments of debt issuance costs	(46.0)	(31.4)
Cash paid for capped call transactions	—	(273.9)
Proceeds from issuance of common stock	10.9	11.2
Tax withholding on vested equity awards	(16.7)	(17.3)
Payments on long-term debt borrowings, including finance lease obligations	(0.2)	(0.3)
Commitment fees on long-term incentive agreement	(1.0)	(1.0)
Cash provided by financing activities	947.0	1,437.3
Effects of foreign exchange changes on cash and cash equivalents	0.1	—
Net change in cash and cash equivalents	(852.6)	635.6
Cash and cash equivalents, beginning of period	1,757.0	449.5
Cash and cash equivalents, end of period	$904.4	$1,085.1
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Wolfspeed, Inc. (the Company) is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. The Company’s product families include silicon carbide materials and power devices targeted for various applications such as electric vehicles, fast charging and renewable energy and storage.
Previously, the Company designed, manufactured and sold radio-frequency (RF) devices. As discussed more fully below in Note 2, “Discontinued Operations,” on December 2, 2023, the Company completed its previously announced sale of certain assets comprising its RF product line.
The Company has classified the results and cash flows of the RF product line as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale as of June 25, 2023 in the consolidated balance sheets. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
The Company’s continuing operations consist of power devices, which are used in electric vehicles, motor drives, power supplies, solar and transportation applications, and silicon carbide and GaN materials, which are targeted for customers who use them to manufacture products for RF, power and other applications.
The majority of the Company's products are manufactured at production facilities located in North Carolina, New York and Arkansas. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arkansas and New York.
Wolfspeed, Inc. is a North Carolina corporation established in 1987, and its headquarters are in Durham, North Carolina.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at December 31, 2023, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 25, 2023 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2023 (fiscal 2023). The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2024 (fiscal 2024).
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Pending Adoption
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures, which requires disaggregated information about an entity’s income tax rate reconciliation as well as information regarding cash taxes paid both in the United States and foreign jurisdictions. The amendments should be applied prospectively, with retrospective application permitted. The amendments are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. In addition, this amendment will require annual disclosures to be provided on an interim basis. These disclosures are also required for entities with a single reportable segment. The amendments require retrospective application to all periods presented. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
Note 2 – Discontinued Operations
RF Business Divestiture
On December 2, 2023, the Company completed the sale of its RF product line (the RF Business) to MACOM Technology Solutions Holdings, Inc. (MACOM) pursuant to the terms of the previously reported Asset Purchase Agreement (the RF Purchase Agreement). Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash, subject to a customary purchase price adjustment, and 711,528 shares of MACOM common stock (the MACOM Shares), which shares had a market value of approximately $60.8 million based on the closing price for MACOM’s common stock on December 1, 2023, the last trading day prior to the closing of the transaction (the RF Closing), as reported on the Nasdaq Global Select Market (the RF Business Divestiture).
In connection with the RF Business Divestiture, MACOM will assume control of Wolfspeed’s 100mm gallium nitride wafer fabrication facility in Research Triangle Park, North Carolina (the RTP Fab) approximately two years following the RF Closing (the RTP Fab Transfer). The RTP Fab Transfer will occur in the future to accommodate the Company’s relocation of certain production equipment currently located in the RTP Fab to its fabrication facility in Durham, North Carolina. Prior to the RTP Fab Transfer, the MACOM Shares are subject to restrictions on transfer. The Company will forfeit one-quarter of the MACOM Shares if the RTP Fab Transfer has not occurred by the fourth anniversary of the RF Closing.
The Company and MACOM also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to MACOM certain intellectual property owned by the Company and its affiliates and license to MACOM certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement (the RF TSA), pursuant to which the Company provides MACOM certain limited transition services following the RF Closing, (iii) a Master Supply Agreement, pursuant to which Wolfspeed will continue to operate the RTP Fab and supply MACOM with Epi-wafers and fabrication services (the RF Master Supply Agreement) through the date on which the RTP Fab Transfer is complete (the RTP Fab Transfer Date), (iv) a Long-Term Epi Supply Agreement (the Long-Term Epi Supply Agreement), pursuant to which MACOM will purchase from the Company Epi-wafers from the RTP Fab Transfer Date until the fifth anniversary of the RTP Fab Transfer Date, (v) an Epi Research and Development Agreement, pursuant to which the Company will provide MACOM certain research and development activities and other technical manufacturing support services related to the RF Business during the period between the RF Closing and expiration of the Long-Term Epi Supply Agreement, and (vi) a Real Estate License Agreement (the RF RELA), which allows MACOM to use certain portions of the RTP Fab to conduct the RF Business through the RTP Fab Transfer Date. In connection with the RTP Fab Transfer, the Company and MACOM will enter into a Lease Agreement (the RTP Fab Lease Agreement), which allows MACOM to lease the premises of the RTP Fab for a period of 15 years after the RTP Fab Transfer Date.
Because the RF Business Divestiture represented a strategic shift that will have a major effect on the Company’s operations and financial results, the Company has classified the results of the RF Business as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets that conveyed in the RF Purchase Agreement upon classification as discontinued operations in August 2023. Additionally, the related assets and liabilities associated with the RF Business Divestiture, with the exception of current and long-term assets associated with the RTP Fab, are classified as held for sale from discontinued operations in the consolidated balance sheets as of June 25, 2023.
The RTP Fab is not considered within the RF Business Divestiture disposal group and the current and long-term assets associated with the RTP Fab are not classified as held for sale from discontinued operations in the consolidated balance sheets.

The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Revenue, net	$26.8	$42.3	$59.6	$94.2
Cost of revenue, net	30.8	32.1	68.7	71.8
Gross (loss) profit	(4.0)	10.2	(9.1)	22.4
Operating expenses:
Research and development	10.2	17.6	30.5	32.5
Sales, general and administrative	6.2	5.3	13.9	10.3
Amortization of intangibles	—	2.2	1.5	4.6
Loss on disposal of assets	0.3	—	0.3	—
Other operating expense	7.2	3.4	24.3	5.5
Operating loss	(27.9)	(18.3)	(79.6)	(30.5)
Non-operating expense	—	0.2	—	—
Loss before income taxes and loss on sale	(27.9)	(18.5)	(79.6)	(30.5)
(Gain) loss on sale	(16.0)	—	204.0	—
Loss before income taxes	(11.9)	(18.5)	(283.6)	(30.5)
Income tax expense	6.6	0.3	7.0	0.4
Net loss	($18.5)	($18.8)	($290.6)	($30.9)
In the first quarter of fiscal 2024, the Company recorded an impairment to assets held for sale associated with the pending RF Business Divestiture of $144.6 million and an excess loss liability on assets held for sale of $75.4 million.
During the first six months of fiscal 2024, the Company recorded a total loss on sale of $204.0 million, which was net against the impairments and excess loss liability on assets held for sale in the first quarter of fiscal 2024 and resulted in a gain on sale for the three months ended December 31, 2023. This gain primarily consisted of an increase in fair value of the MACOM Shares between the date of the RF Purchase Agreement and the RF Closing. Total cost of selling the RF Business was $25.4 million, which was recognized throughout fiscal 2023 and 2024.
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $92.9 million was outstanding as of December 31, 2023. The supply agreement liability is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheets. A receivable of $1.0 million in connection with the RF Master Supply Agreement is included in other current assets in the consolidated balance sheet as of December 31, 2023.
Additionally, the Company recorded a supply agreement liability of $58.0 million for the Long-Term Epi Supply Agreement and a liability of $38.0 million for the future transfer of assets in connection with the RTP Fab Transfer. These liabilities are recognized in other long-term liabilities on the consolidated balance sheets.

The following table presents the assets and liabilities of the RF Business classified as discontinued operations as of June 25, 2023:

(in millions of U.S. Dollars)	June 25, 2023
Assets (current and long-term)
Inventories	42.6
Other current assets	0.2
Property and equipment, net	25.9
Intangible assets, net	91.9
Other assets	6.7
Assets held for sale from discontinued operations	167.3

Liabilities (current and long-term)
Accounts payable and accrued expenses	2.4
Accrued contract liabilities	4.0
Finance lease liabilities	0.1
Other current liabilities	2.1
Other long-term liabilities	5.3
Liabilities held for sale of discontinued operations	13.9
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
In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to CreeLED certain intellectual property owned by the Company and its affiliates and licensed to CreeLED certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement (the LED TSA), (iii) a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which the Company will supply CreeLED with certain silicon carbide materials and fabrication services for up to four years, and (iv) a Real Estate License Agreement (the LED RELA), which allowed CreeLED to use certain premises owned by the Company to conduct the LED Business for a period of up to 24 months after closing.
For the three and six months ended December 25, 2022, the Company recognized $0.9 million and $1.8 million in administrative fees related to the LED RELA. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases." The LED RELA concluded in the third quarter of fiscal 2023.
For the three and six months ended December 25, 2022, the Company recognized $1.8 million and $3.7 million in administrative fees related to the LED TSA. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred. The LED TSA concluded in the fourth quarter of fiscal 2023.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of December 31, 2023.
For the three and six months ended December 31, 2023, the Company recognized a net loss of $6.6 million and $13.5 million, respectively in non-operating expense (income), net related to the Wafer Supply Agreement, of which a receivable of $0.9 million is included in other current assets in the consolidated balance sheet as of December 31, 2023. For the three and six months ended December 25, 2022, the Company recognized a net loss of $2.6 million and $2.5 million, respectively, in non-operating income, net related to the Wafer Supply Agreement.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $84.8 million as of December 31, 2023 and $69.8 million as of June 25, 2023. The increase was primarily due to increased ship and debit reserves. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials (Materials Products). Revenue from these two product lines is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Power Products	$107.7	$96.0	$208.9	$200.5
Materials Products	100.7	77.8	196.9	162.7
Total	$208.4	$173.8	$405.8	$363.2
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Three months ended				Six months ended
	December 31, 2023		December 25, 2022		December 31, 2023		December 25, 2022
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$72.7	34.9%	$60.7	34.9%	$148.0	36.5%	$131.2	36.1%
Asia Pacific (1)	58.6	28.1%	37.5	21.6%	103.2	25.4%	73.2	20.2%
Hong Kong	39.3	18.9%	33.2	19.1%	73.4	18.1%	74.7	20.6%
United States	35.0	16.8%	38.2	22.0%	65.7	16.2%	73.8	20.3%
China	2.3	1.1%	3.2	1.8%	14.3	3.5%	7.9	2.2%
Other	0.5	0.2%	1.0	0.6%	1.2	0.3%	2.4	0.6%
Total	$208.4		$173.8		$405.8		$363.2
(1) Excluding China and Hong Kong

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

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	December 31, 2023	June 25, 2023
Right-of-use asset (1)	$95.4	$98.0

Current lease liability (2)	6.6	6.4
Non-current lease liability (3)	111.0	112.0
Total operating lease liabilities	$117.6	$118.4

Finance Leases:
Finance lease assets (4)	$9.2	$9.5

Current portion of finance lease liabilities	0.4	0.4
Finance lease liabilities, less current portion	9.0	9.2
Total finance lease liabilities	$9.4	$9.6
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $3.9 million and $7.2 million for the three and six months ended December 31, 2023, respectively, and $2.0 million and $3.8 million for the three and six months ended December 25, 2022, respectively.
Finance lease amortization was $0.2 million and $0.4 million for the three and six months ended December 31, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended December 25, 2022, respectively. Interest expense for all periods presented was immaterial.
Cash Flows
Cash flow information consisted of the following (1):

	Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($5.6)	($2.1)
Cash received for tenant allowance on operating lease	0.4	3.1
Cash paid for interest portion of financing leases	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.3)	(0.3)
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of December 31, 2023 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 30, 2024 (remainder of fiscal 2024)	$7.1	$0.3	$7.4
June 29, 2025	13.3	0.7	14.0
June 28, 2026	13.0	0.7	13.7
June 27, 2027	11.9	0.4	12.3
June 25, 2028	11.5	0.2	11.7
Thereafter	104.3	14.1	118.4
Total lease payments	161.1	16.4	177.5
Future tenant improvement allowances	(4.7)	—	(4.7)
Imputed lease interest	(38.8)	(7.0)	(45.8)
Total lease liabilities	$117.6	$9.4	$127.0
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	153	479
Weighted average discount rate (2)	4.35%	2.65%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 35 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.40%.
Lease Income
On December 1, 2023 and in connection with the RF Business Divestiture discussed in Note 2, “Discontinued Operations,” the Company entered into the RF RELA pursuant to which the Company leases to MACOM approximately 25,659 square feet of its property and certain facilities in the Research Triangle Park, North Carolina for a total of $0.7 million per year. The lease term is the earlier of (i) 24 full fiscal months following the RF Closing or (ii) the date on which the Company and MACOM enter into the RTP Fab Lease Agreement. The Company in its sole discretion may extend the term for two additional periods of 12 months by providing notice to MACOM at least six months prior to the last day of the then-current term.
Additionally, as mentioned in Note 2, "Discontinued Operations," on March 1, 2021 and in connection with the LED Business Divestiture, the Company entered into the LED RELA pursuant to which the Company leased to CreeLED approximately 58,000 square feet of the Company’s property and certain facilities in Durham, North Carolina for a total of $3.6 million per year. The lease term was 24 months and expired on February 26, 2023.
In addition, the Company leases space to a third party at one of its owned facilities.
The Company recognized lease income of $0.2 million and $0.4 million for the three and six months ended December 31, 2023, respectively. The Company recognized lease income of $0.9 million and $1.8 million for the three and six months ended December 25, 2022, respectively.

Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023
Billed trade receivables	$129.5	$152.1
Unbilled contract receivables	2.6	2.3
Royalties	1.1	1.1
	133.2	155.5
Allowance for bad debts	(0.6)	(0.7)
Accounts receivable, net	$132.6	$154.8
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
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023
Raw material	$110.6	$90.7
Work-in-progress	238.1	179.7
Finished goods	21.5	14.5
Inventories	$370.2	$284.9
In addition to inventory held by the Company associated with the power and materials product lines, the Company holds inventory associated with the Company's former RF product line (pursuant to the RF Master Supply Agreement). At the RF Closing, this inventory was reclassified to other current assets. As of June 25, 2023, $25.7 million of the total inventory in the above table was related to the RF Master Supply Agreement.
Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023
Reimbursement receivable on long-term incentive agreement	$116.4	$91.3
Receivables in connection with short-term investment maturities	40.0	—
Inventory related to the RF Master Supply Agreement	27.5	—
Accrued interest receivable	14.2	10.1
Short-term deposit on long-term incentive agreement	10.0	10.0
Other	20.8	20.1
Other current assets	$228.9	$131.5

Other Assets
Other assets consisted of the following:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023
Investment tax credit receivable	$378.4	$167.4
Right-of-use assets	95.4	98.0
Long-term advances to suppliers	36.3	8.7
Cloud computing assets, net	16.4	17.6
Other	14.6	11.6
Other assets	$541.1	$303.3
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023
Accounts payable, trade	$46.1	$44.9
Accrued salaries and wages	77.9	63.9
Accrued property and equipment	368.0	328.4
Accrued expenses	32.0	97.3
Accounts payable and accrued expenses	$524.0	$534.5
Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Project, transformation and transaction costs	4.6	1.1	$7.2	$2.0
Executive severance costs	—	0.3	—	1.3
Restructuring costs	—	0.2	—	0.2
Other operating expense	$4.6	$1.6	$7.2	$3.5
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $12.2 million and $25.1 million of net unrealized losses on available-for-sale securities as of December 31, 2023 and June 25, 2023, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss were immaterial for all periods presented.

Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Interest income	(38.2)	(11.6)	(78.8)	(15.9)
Interest expense, net of capitalized interest	64.3	7.8	126.0	12.6
Gain on arbitration proceedings (1)	—	(0.9)	—	(50.3)
Loss on Wafer Supply Agreement	6.6	2.6	13.5	2.5
Gain on equity investment	(5.4)	—	(5.4)	—
Other, net	0.5	1.1	1.0	0.6
Non-operating expense (income), net	$27.8	($1.0)	$56.3	($50.5)
(1) In the first quarter of fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. In the second quarter of fiscal 2023, a final payment, net of legal fees, was received. The arbitration award is recognized as non-operating income, net of legal fees incurred.
Statements of Cash Flows - non-cash activities

	Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022
Decrease in property, plant and equipment from investment tax credit receivables	$211.0	$24.3
Decrease in property, plant and equipment from long-term incentive related receivables	104.3	49.8
Proceeds on sale of business received in US corporation common stock	60.8	—
Receivables in connection with short-term investment maturities	40.0	—
Lease asset and liability additions	1.2	12.7
Lease asset and liability modifications, net	1.9	0.2
Lease terminations	(1.4)	—
Accrued property and equipment as of December 31, 2023 and December 25, 2022 was $368.0 million and $156.8 million, respectively.

Note 6 – Investments
Short-term investments consisted of the following (in millions of U.S. Dollars):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$888.5	$1.3	($0.4)	$—	$889.4
Corporate bonds	478.7	1.0	(9.3)	—	470.4
Municipal bonds	137.9	0.2	(2.5)	—	135.6
Commercial paper	90.1	—	—	—	90.1
Certificates of deposit	60.1	—	—	—	60.1
U.S. agency securities	58.5	—	(0.1)	—	58.4
Variable rate demand notes	27.3	—	—	—	27.3
Total short-term investments	$1,741.1	$2.5	($12.3)	$—	$1,731.3

	June 25, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$512.3	$—	($16.7)	$—	$495.6
U.S. treasury securities	261.8	—	(1.4)	—	260.4
Municipal bonds	179.7	—	(4.4)	—	175.3
Certificates of deposit	112.3	—	—	—	112.3
U.S. agency securities	77.0	—	(0.2)	—	76.8
Commercial paper	50.2	—	—	—	50.2
Variable rate demand notes	27.3	—	—	—	27.3
Total short-term investments	$1,220.6	$—	($22.7)	$—	$1,197.9
All short-term investments are classified as available-for-sale.

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$47.6	($0.1)	$280.8	($9.2)	$328.4	($9.3)
U.S. treasury securities	119.1	(0.1)	19.6	(0.3)	138.7	(0.4)
Municipal bonds	17.1	(0.1)	84.0	(2.5)	101.1	(2.6)
U.S. agency securities	58.5	—	—	—	58.5	—
Total	$242.3	($0.3)	$384.4	($12.0)	$626.7	($12.3)
Number of securities with an unrealized loss		43		192		235

	June 25, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$151.5	($0.5)	$324.1	($16.2)	$475.6	($16.7)
U.S. treasury securities	229.3	(0.5)	31.1	(0.9)	260.4	(1.4)
Municipal bonds	61.4	(0.4)	105.9	(4.0)	167.3	(4.4)
U.S. agency securities	74.8	(0.2)	2.0	—	76.8	(0.2)
Commercial Paper	3.9	—	—	—	3.9	—
Total	$520.9	($1.6)	$463.1	($21.1)	$984.0	($22.7)
Number of securities with an unrealized loss		95		234		329
Additionally, the Company held cash equivalent securities in unrealized loss positions as of June 25, 2023. As of June 25, 2023, the Company held two cash equivalent securities in unrealized loss positions with an aggregate fair value of $18.5 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of June 25, 2023 had been in unrealized loss positions for less than 12 months. The Company did not hold cash equivalent securities in an unrealized loss position as of December 31, 2023.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $14.2 million and $10.1 million as of December 31, 2023 and June 25, 2023, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and six months ended December 31, 2023 and December 25, 2022.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating expense (income), net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of December 31, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 31, 2023.

The contractual maturities of short-term investments as of December 31, 2023 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
U.S. treasury securities	$780.6	$108.8	$—	$—	$889.4
Corporate bonds	214.1	256.3	—	—	470.4
Municipal bonds	57.8	75.4	—	2.4	135.6
Commercial paper	90.1	—	—	—	90.1
Certificates of deposit	60.1	—	—	—	60.1
U.S. agency securities	58.4	—	—	—	58.4
Variable rate demand notes	—	—	10.7	16.6	27.3
Total short-term investments	$1,261.1	$440.5	$10.7	$19.0	$1,731.3

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term investments. As of December 31, 2023 and June 25, 2023, financial assets utilizing Level 1 inputs included U.S. treasury securities, money market fund and U.S. corporation common stock, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, commercial paper, certificates of deposit and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of December 31, 2023 and June 25, 2023.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	December 31, 2023			June 25, 2023
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$307.3	$—	$307.3	$230.4	$—	$230.4
Corporate bonds	—	4.0	4.0	—	—	—
U.S. treasury securities	44.8	—	44.8	20.7	—	20.7
Commercial paper	—	6.9	6.9	—	7.0	7.0
Total cash equivalents	352.1	10.9	363.0	251.1	7.0	258.1
Short-term investments:
U.S. treasury securities	889.4	—	889.4	260.4	—	260.4
Corporate bonds	—	470.4	470.4	—	495.6	495.6
Municipal bonds	—	135.6	135.6	—	175.3	175.3
Commercial paper	—	90.1	90.1	—	50.2	50.2
U.S. agency securities	—	58.4	58.4	—	76.8	76.8
Certificates of deposit	—	60.1	60.1	—	112.3	112.3
Variable rate demand notes	—	27.3	27.3	—	27.3	27.3
Total short-term investments	889.4	841.9	1,731.3	260.4	937.5	1,197.9
Other long-term investments:
US corporation common stock	66.1	—	66.1	—	—	—
Total assets	$1,307.6	$852.8	$2,160.4	$511.5	$944.5	$1,456.0
Other long-term investments consists of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares are accounted for utilizing the fair value option and changes in the fair value of the shares are recognized in non-operating expense (income), net.

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the six months ended December 31, 2023.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	December 31, 2023			June 25, 2023
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquisition related intangible assets (1)	24.0	(22.3)	1.7	24.0	(21.7)	2.3
Patent and licensing rights	49.2	(27.0)	22.2	55.5	(33.9)	21.6
Total intangible assets	$73.2	($49.3)	$23.9	$79.5	($55.6)	$23.9
(1) Relates to developed technology
Total amortization of acquisition-related intangibles assets was $0.3 million and $0.6 million for the three and six months ended December 31, 2023, respectively, and $0.6 million and $1.1 million for the three and six months ended December 25, 2022, respectively.
Total amortization of patents and licensing rights was $1.3 million and $2.3 million for the three and six months ended December 31, 2023, respectively, and $1.1 million and $2.1 million for the three and six months ended December 25, 2022, respectively.

Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 30, 2024 (remainder of fiscal 2024)	$0.6	$2.2	$2.8
June 29, 2025	1.1	3.5	4.6
June 28, 2026	—	2.6	2.6
June 27, 2027	—	1.9	1.9
June 25, 2028	—	1.6	1.6
Thereafter	—	10.4	10.4
Total future amortization expense	$1.7	$22.2	$23.9

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
The net carrying amount of the liability component of the Outstanding Convertible Notes is as follows:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023
Principal	$3,075.0	$3,075.0
Unamortized discount and issuance costs	(44.7)	(49.4)
Net carrying amount	$3,030.3	$3,025.6
The last reported sale price of the Company's common stock was not greater than or equal to 130% of the applicable conversion price for any of the Outstanding Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on December 31, 2023. As a result, none of the Outstanding Convertible Notes are convertible at the option of the holders through March 31, 2024.
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
As of December 31, 2023, the Company was in compliance with all covenants relating to the 2030 Senior Notes.
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
The net carrying amount of the liability component of the 2030 Senior Notes and the deposits under the CRD Agreement is as follows:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023
Principal	$2,250.0	$1,250.0
Unamortized discount and issuance costs	(112.7)	(100.5)
Net carrying amount	$2,137.3	$1,149.5
Interest Expense
The interest expense, net recognized related to the Corporate Debt Holdings and the deposits under the CRD Agreement is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Interest expense, net of capitalized interest	$56.0	$5.7	$109.7	$8.7
Amortization of discount and debt issuance costs, net of capitalized interest	7.4	1.6	14.6	2.9
Total interest expense, net	$63.4	$7.3	$124.3	$11.6
The Company capitalizes interest in connection with ongoing capacity expansions. For the three and six months ended December 31, 2023, the Company capitalized $5.2 million and $7.5 million of interest expense, respectively, and $0.7 million and $1.0 million of amortization of issuance costs, respectively. The Company did not capitalize interest expense for the three and six months ended December 25, 2022.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars, except share data)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Net loss from continuing operations	($126.2)	($72.1)	($249.8)	($86.2)
Net loss from discontinued operations	($18.5)	($18.8)	($290.6)	($30.9)

Weighted average shares - basic and diluted (in thousands)	125,602	124,344	125,363	124,190

Loss per share - basic and diluted:
Continuing operations	($1.00)	($0.58)	($1.99)	($0.69)
Discontinued operations	($0.15)	($0.15)	($2.32)	($0.25)
Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three and six months ended December 31, 2023, 3.9 million and 3.8 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended December 25, 2022, 2.8 million and 2.8 million, respectively, of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its Outstanding Convertible Notes under certain conditions as described in Note 9, “Long-term Debt.”

Note 11 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2023 Long-Term Incentive Compensation Plan (the 2023 LTIP), from which stock-based compensation awards can be granted to employees and directors. In October 2023, the 2023 LTIP replaced the Company's previous equity-based compensation plan, the 2013 Long-Term Incentive Compensation Plan (the 2013 LTIP, and together with the 2023 LTIP, the LTIPs). The LTIPs provide awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the ESPP) and allows employees to purchase shares at a 15% discount, subject to IRS limitations. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants may purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The ESPP also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.

Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of December 31, 2023 and changes during the six months then ended is as follows:

(unit awards in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2023	2,340	$85.32
Granted	1,950	$64.26
Vested	(906)	$78.06
Forfeited	(363)	$79.78
Nonvested at December 31, 2023	3,021	$74.56
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Cost of revenue, net	$6.4	$5.5	$12.4	$11.3
Research and development	3.4	4.1	6.1	6.5
Sales, general and administrative	12.6	9.5	23.6	21.1
Total stock-based compensation expense	$22.4	$19.1	$42.1	$38.9

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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of December 31, 2023, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 25, 2023, the Company's liability for unrecognized tax benefits was $9.8 million. During the six months ended December 31, 2023, the Company recognized a $1.3 million decrease to the liability for unrecognized tax benefits due to statute expiration and a $0.4 million increase to the liability for unrecognized tax benefits due to an increase in generated research and development credits. As a result, the total liability for unrecognized tax benefits as of December 31, 2023 was $8.9 million. If any portion of this $8.9 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.8 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
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
In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleges willful infringement, and seeks unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. The Company denies Purdue’s remaining allegations and has developed numerous defenses, including non-infringement, multiple invalidity grounds, and unenforceability due to inequitable conduct before the U.S. Patent & Trademark Office. The litigation with Purdue is in the middle of fact discovery, and the trial date has not yet been finalized but is expected to take place in 2025. Due to the stage of the case, the Company is unable to estimate the possible range of loss, if any, at this time.

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
As of December 31, 2023, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.7 million to $5.2 million per year through fiscal 2031.
As of December 31, 2023, the Company has reduced property and equipment, net by a total of $500.0 million as a result of GDA reimbursements, of which $384.0 million has been received in cash and an additional $116.0 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In the third quarter of fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the three and six months ended December 31, 2023, the Company purchased $6.3 million and $12.6 million of product under this agreement, respectively. As of December 31, 2023, minimum future product purchases have been satisfied for fiscal 2024, and minimum future product purchases for fiscal years 2025, 2026, 2027 and 2028 are $26.8 million, $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. As of December 31, 2023, the Company has paid $26.2 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In the second quarter of fiscal 2024, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. In the second quarter of fiscal 2024, the Company purchased $4.8 million of product under this agreement, which satisfied the minimum future product purchases for the period. Minimum future product purchase for the remainder of fiscal 2024 and fiscal years 2025, 2026 and 2027 are $14.4 million, $28.8 million, $28.8 million and $9.6 million, respectively.

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

Overview
Wolfspeed, Inc. (Wolfspeed, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. Our product families include power devices and silicon carbide and GaN materials. Our products are targeted for various applications such as electric vehicles, fast charging and renewable energy and storage.
Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products are also used in military communications, radar, satellite and telecommunication applications.
During and prior to fiscal 2024, we designed, manufactured and sold radio-frequency (RF) devices. As discussed more fully above in Note 2, “Discontinued Operations,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we completed the sale of certain assets comprising our former RF product line (the RF Business Divestiture).
The RF Business Divestiture represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the RF product line as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the transaction are classified as held for sale in the consolidated balance sheets as of June 25, 2023. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.
The majority of our products are manufactured at our production facilities located in North Carolina, New York and Arkansas. We also use contract manufacturers, some of which include captive lines, for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arkansas and New York.
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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. While we have successfully managed through challenges relating to obtaining certain necessary raw materials and production and processing equipment thus far, and have continued to see supply availabilities and lead times stabilize across many direct materials, we expect the supply situation for certain items to remain tight for at least the next few quarters. In addition, although we have not experienced significant impacts to date, the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East may further exacerbate global supply constraints. The current high demand for our products has also led to supply constraints for our customers. We are working closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers to the extent possible, including entering into purchase agreements and providing capacity reserve deposits with our suppliers to secure future supply to us, although we expect that our production capacity constraints as we continue to bring additional capacity online may continue to limit our shipments to our customers in the near term.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials, device products in the power markets and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of our respective markets. These uncertainties make demand difficult to forecast for us and our customers. Recently, we and other semiconductor companies have been experiencing softening demand for power products in industrial and energy applications. Conversely, we are experiencing significantly higher demand for our power products designed for electrical vehicle applications. We believe the increased demand for our power products reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand. In the near term, however, we expect to face production capacity constraints while we continue to work to bring additional capacity online.
•Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development, production equipment and production facilities. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. In addition, market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and open new applications in the power markets we serve. To address these competitive pressures, we have invested in new production facilities, as well as research and development activities to support new product development, lower product costs and increase levels of product performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, geopolitical, economic and regulatory environment in the countries where we do business. Changes in trade policy, such as the imposition or extension of tariffs or export bans to specific customers or countries, including China's announced export restriction of gallium and germanium (two metals used in the manufacturing of semiconductors and electronics) could reduce or limit demand for, or increase the cost of production of, our products in certain markets.
•Technological Innovation and Advancement. Innovations and advancements in materials and power technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.
•Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information associated with product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation is common.
Overview of the six months ended December 31, 2023
The following is a summary of our continuing operations financial results as of and for the six months ended December 31, 2023 compared to the six months ended December 25, 2022, unless otherwise stated.
•Our year-over-year revenue increased $42.6 million to $405.8 million.

•Gross margin decreased to 12.9% from 34.3%. Gross profit decreased to $52.5 million from $124.4 million. Gross margin and gross profit for the six months ended December 31, 2023 include the impacts of $70.0 million of underutilization costs primarily in connection with the start of production at our silicon carbide device fabrication facility in New York (the Mohawk Valley Fab), which began revenue production in late fiscal 2023. Costs related to the Mohawk Valley Fab for the six months ended December 25, 2022 were classified as operating expenses within factory start-up costs.
•Operating loss was $193.0 million compared to $136.5 million.
•Diluted loss per share was $1.99 compared to $0.69.
•Combined cash, cash equivalents and short-term investments was $2,635.7 million at December 31, 2023 and $2,954.9 million at June 25, 2023.
•Long-term debt, net was $5,167.6 million at December 31, 2023 and $4,175.1 million at June 25, 2023.
•Cash used in operating activities was $295.6 million compared to $69.9 million.
•Purchases of property and equipment, net were $972.8 million (net of $79.4 million in reimbursements) compared to $163.4 million (net of $70.7 million in reimbursements).
•Design-ins were $4.3 billion compared to $4.8 billion.
•Design-wins were $4.4 billion compared to $0.9 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business and increase production capacity, as indicated by the Mohawk Valley Fab, our new state-of-the-art, automated 200mm silicon carbide device fabrication facility, where we started revenue production in late fiscal 2023. In addition, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the purchase of an epitaxy facility in Farmers Branch, Texas and our plan to construct a new silicon carbide device fabrication facility in Saarland, Germany are all expected to increase our production capacity.
We are primarily focused on investing in our business to expand the scale, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing processes, we believe we are in a favorable position to improve yield levels to support our future growth, particularly as we transition more production to the Mohawk Valley Fab.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand, although demand in the short-term and mid-term appears to be ahead of the industry's supply capabilities. For fiscal 2024, we have targeted approximately $2.0 billion of net capital investment.
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
Design-wins
Design-ins are considered design-wins when a customer issues a purchase order for at least 20% of the expected first year revenue. Design-wins reflect each project's entire commitment at the time this criterion is satisfied and should not be taken as an absolute indicator of future revenue. Depending on timing, certain projects may be reflected within a single period's design-in and design-win figures.

Fiscal Quarters
Our fiscal quarters end on the last Sunday of the month in September, December, March and June. Each fiscal quarter is generally 13 weeks as part of a 52-week fiscal year. Occasionally we have a 53-week fiscal year, and in those instances, one quarter within the fiscal year is comprised of 14 weeks instead of 13 weeks.
Fiscal 2024 is a 53-week fiscal year, and the second quarter of fiscal 2024 is a 14-week fiscal quarter. Fiscal 2023 was a 52-week fiscal year, and the second quarter of fiscal 2023 was a 13-week quarter.
Results of Operations
Selected consolidated statements of operations data for the three and six months ended December 31, 2023 and December 25, 2022 were as follows:

	Three months ended				Six months ended
	December 31, 2023		December 25, 2022		December 31, 2023		December 25, 2022
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$208.4	100.0%	$173.8	100.0%	$405.8	100.0%	$363.2	100.0%
Cost of revenue, net	180.6	86.7	117.1	67.4	353.3	87.1	238.8	65.7
Gross profit	27.8	13.3	56.7	32.6	52.5	12.9	124.4	34.3
Research and development	45.3	21.7	39.4	22.7	89.4	22.0	79.7	21.9
Sales, general and administrative	64.9	31.1	50.4	29.0	129.0	31.8	100.4	27.6
Factory start-up costs	10.5	5.0	37.6	21.6	18.9	4.7	76.0	20.9
Amortization of acquisition-related intangibles	0.3	0.1	0.6	0.3	0.6	0.1	1.1	0.3
Loss on disposal or impairment of other assets	0.3	0.1	0.1	0.1	0.4	0.1	0.2	0.1
Other operating expense	4.6	2.2	1.6	0.9	7.2	1.8	3.5	1.0
Operating loss	(98.1)	(47.1)	(73.0)	(42.0)	(193.0)	(47.6)	(136.5)	(37.6)
Non-operating expense (income), net	27.8	13.3	(1.0)	(0.6)	56.3	13.9	(50.5)	(13.9)
Loss before income taxes	(125.9)	(60.4)	(72.0)	(41.4)	(249.3)	(61.4)	(86.0)	(23.7)
Income tax expense	0.3	0.1	0.1	0.1	0.5	0.1	0.2	0.1
Net loss from continuing operations	(126.2)	(60.6)	(72.1)	(41.5)	(249.8)	(61.6)	(86.2)	(23.7)
Net loss from discontinued operations	(18.5)	(8.9)	(18.8)	(10.8)	(290.6)	(71.6)	(30.9)	(8.5)
Net loss	($144.7)	(69.4)	($90.9)	(52.3)	($540.4)	(133.2)	($117.1)	(32.2)

Basic and diluted loss per share
Continuing operations	($1.00)		($0.58)		($1.99)		($0.69)
Discontinued operations	(0.15)		(0.15)		(2.32)		(0.25)

Revenue

Revenue was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Power Products	$107.7	$96.0	$11.7	12%	$208.9	$200.5	$8.4	4%
Materials Products	$100.7	$77.8	$22.9	29%	$196.9	$162.7	$34.2	21%
Revenue	$208.4	$173.8	$34.6	20%	$405.8	$363.2	$42.6	12%
Revenue for the three and six months ended December 31, 2023 compared to the three and six months ended December 25, 2022 increased primarily due to growth in our materials product line, where we improved output to meet strong demand.
Additionally, our power product line revenue increased primarily in connection with the addition of revenue from our Mohawk Valley Fab in fiscal 2024, partially offset by the impact of softening demand in industrial applications in China.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Gross profit	$27.8	$56.7	($28.9)	(51)%	$52.5	$124.4	($71.9)	(58)%
Gross margin	13.3%	32.6%			12.9%	34.3%
The decrease in gross profit and gross margin for both periods presented was primarily due to underutilization costs incurred within cost of revenue in connection with the start of production at our Mohawk Valley Fab, which began revenue production in late fiscal 2023. Underutilization costs were $35.6 million and $70.0 million for the three and six months ended December 31, 2023, respectively. Costs relating to the Mohawk Valley Fab for the three and six months ended December 25, 2022 were expensed within factory start-up costs.
In addition, gross profit and gross margin for the six months ended December 31, 2023 were adversely impacted by product mix.
The decrease in gross profit and gross margin for both periods presented was partially offset by impacts from increased revenues in both product lines.
As explained further below, the operating costs of each of our new facilities will largely be reflected in cost of revenue, net once each facility reaches revenue generating production. During the period when revenue production begins, but before the facility is at its expected utilization level, we expect some of the costs to operate the facility will not be absorbed into the cost of inventory. We expect that these costs will be substantial as we ramp up the facility to the expected or normal utilization level. The costs incurred to operate the facility in excess of the costs absorbed into inventory are referred to as underutilization costs and are expensed as incurred to cost of revenue, net. We expect gross profit and gross margin to continue to be significantly impacted in future periods from these underutilization costs in connection with our new facility construction and expansion projects, the costs of which have solely been expensed as factory start-up costs prior to fiscal 2024.

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
Research and development expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Research and development	$45.3	$39.4	$5.9	15%	$89.4	$79.7	$9.7	12%
Percent of revenue	22%	23%			22%	22%
The increase in research and development expenses was primarily due to our continued investment in our technologies, including the development of existing silicon carbide materials and fabrication technology for next generation platforms and expansion of our device product portfolio.
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
SG&A expenses were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Sales, general and administrative	$64.9	$50.4	$14.5	29%	$129.0	$100.4	$28.6	28%
Percent of revenue	31%	29%			32%	28%
The increase in SG&A expenses for both periods presented was primarily due to increased salaries and benefits, including stock-based compensation, in connection with increased sales and marketing headcount, as well as increases in professional services, sponsorship costs and IT expenses.
Factory Start-up Costs

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Factory start-up costs	$10.5	$37.6	($27.1)	(72)%	$18.9	$76.0	($57.1)	(75)%
Factory start-up costs relate to facilities that have not yet started revenue generating production. When a new facility begins revenue generating production, the operating costs of that facility previously expensed as start-up costs will instead be primarily expensed as part of the cost of the production within the cost of revenue, net line item in our statement of operations.
The decrease in factory start-up costs was due to the start of revenue generating production at our Mohawk Valley Fab in the fourth quarter of fiscal 2023. The majority of start-up costs for the three and six months ended December 31, 2022 related to the construction of this facility. For the three and six months ended December 31, 2023, the costs relating to this facility were expensed as part of cost of production.
Start-up costs for the three and six months ended December 31, 2023 primarily relate to costs incurred in connection with the construction of our new materials manufacturing facility in Siler City, North Carolina and various materials expansion activities at our Durham, North Carolina locations.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have amortizable intangible assets related to developed technology. Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Amortization of acquisition-related intangibles	$0.3	$0.6	($0.3)	(50)%	$0.6	$1.1	($0.5)	(45)%
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

Loss on disposal or impairment of other assets were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Loss on disposal or impairment of other assets	$0.3	$0.1	$0.2	200%	$0.4	$0.2	$0.2	100%
Loss on disposal or impairment of other assets primarily relate to proceeds from asset sales offset by write-offs of fixed asset projects, as well as the write-offs of impaired or abandoned patents.
Other Operating Expense
Other operating expense was as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Project, transformation and transaction costs	4.6	1.1	3.5	318%	7.2	2.0	5.2	260%
Executive severance costs	—	0.3	(0.3)	(100)%	—	1.3	(1.3)	(100)%
Restructuring costs	—	0.2	(0.2)	(100)%	—	0.2	(0.2)	(100)%
Other operating expense	$4.6	$1.6	$3.0	188%	$7.2	$3.5	$3.7	106%
Other operating expense increased in both periods presented primarily due to increased professional service fees, which are associated with completed and potential strategic transactions, including divestitures, as well as work related to obtaining government incentives both in the United States and Europe, partially offset by decreases in personnel related severance and restructuring costs.
Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Interest income	($38.2)	($11.6)	($26.6)	229%	($78.8)	($15.9)	($62.9)	396%
Interest expense, net of capitalized interest	64.3	7.8	56.5	724%	126.0	12.6	113.4	900%
Gain on arbitration proceedings	—	(0.9)	0.9	(100)%	—	(50.3)	50.3	(100)%
Loss on Wafer Supply Agreement	6.6	2.6	4.0	154%	13.5	2.5	11.0	440%
Gain on equity investment	(5.4)	—	(5.4)	100%	(5.4)	—	(5.4)	100%
Other, net	0.5	1.1	(0.6)	(55)%	1.0	0.6	0.4	67%
Non-operating expense (income), net	$27.8	($1.0)	$28.8	(2,880)%	$56.3	($50.5)	$106.8	(211)%
Interest income. The increase in interest income in both periods was primarily driven by increased short-term investment balances, as well as increased returns on our short-term investments. Our short-term investment balances increased significantly from the net proceeds we received from the sale of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes) and senior secured notes due 2030 (the 2030 Senior Notes), as well as from the receipt of the initial deposits from an Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with a customer, pursuant to which we received an initial deposit of $1 billion in the first quarter of fiscal 2024.
Interest expense, net of capitalized interest. The increase in interest expense was primarily due to interest from our 2030 Senior Notes and initial deposit under the CRD Agreement, which were not outstanding as of December 31, 2022, and interest from our 2029 Notes, which were issued near the end of the second quarter of fiscal 2023.
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
Gain on equity investment. In connection with the completed RF Business Divestiture, we received shares of MACOM common stock as a portion of the overall consideration received for the sale. The closing price of MACOM's common stock increased from $85.41 at December 1, 2023, the last trading day before the closing date of the RF Business Divestiture, to $92.95 at December 29, 2023, the last trading day of the current fiscal quarter.
Income Tax Expense
Income tax expense and our effective tax rate were as follows:

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 25, 2022	Change		December 31, 2023	December 25, 2022	Change
Income tax expense	$0.3	$0.1	$0.2	200%	$0.5	$0.2	$0.3	150%
Effective tax rate	—%	—%			—%	—%
The change in our effective tax rate for the three and six months ended December 31, 2023 compared to the three and six months ended December 25, 2022 was immaterial.
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
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	December 31, 2023	June 25, 2023	Change
Cash and cash equivalents	$904.4	$1,757.0	($852.6)
Short-term investments	1,731.3	1,197.9	533.4
Total cash, cash equivalents and short-term investments	$2,635.7	$2,954.9	($319.2)
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
In the second quarter of fiscal 2024, we completed the sale of our RF product line and received approximately $75 million in cash, subject to a customary purchase price adjustment.
As of December 31, 2023, we had unrealized losses on our short-term investments of $12.3 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 31, 2023 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of December 31, 2023 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 31, 2023.
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

Expected Uses of Liquidity
We opened the Mohawk Valley Fab in the fourth quarter of fiscal 2022 to expand capacity for production of our silicon carbide devices and started revenue generating production at the facility in the fourth quarter of fiscal 2023. We now expect to invest approximately $2.0 billion in total construction, equipment and other related costs for the new facility, of which approximately $500 million is expected to be reimbursed over time by the State of New York Urban Development Corporation (doing business as Empire State Development) under a Grant Disbursement Agreement (the GDA). As of December 31, 2023, we have spent approximately $1.0 billion and received $384.0 million in reimbursements.
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
We also announced in February 2023 the intention to build a highly automated, cutting-edge wafer fabrication facility in Saarland, Germany. We expect to invest approximately $3.5 billion in construction, equipment and other related costs for the new facility, with the vast majority of such investment occurring after fiscal 2024.
For fiscal 2024, we target approximately $2.0 billion of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our Mohawk Valley Fab and the construction of our new materials manufacturing facility in Siler City, North Carolina. Our target net capital investment figure is net of approximately $150 million of expected reimbursements from the GDA during the fiscal year, inclusive of $79.2 million received in the first and second quarters of fiscal 2024.
In addition, we may also apply for and potentially sell tax credits as part of the Inflation Reduction Act to further fund our expansion initiatives.
We have take-or-pay supplier agreements that require a minimum of $268.2 million of purchases over the next five years and a commitment to provide quarterly capacity reservation deposits with a remaining total of $33.8 million, as outlined further in Note 13, "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
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

Cash Flows
In summary, our cash flows were as follows:

	Six months ended
	December 31, 2023	December 25, 2022	Change
Net cash used in operating activities of continuing operations	($295.6)	($69.9)	($225.7)	(323)%
Net cash used in investing activities of continuing operations	(1,446.7)	(717.7)	(729.0)	(102)%
Net cash provided by financing activities of continuing operations	947.0	1,437.3	(490.3)	(34)%
Effects of foreign exchange changes on cash and cash equivalents	0.1	—	0.1	—%
Cash used in discontinued operations	($57.4)	($14.1)	(43.3)	(307)%
Net change in cash and cash equivalents	($852.6)	$635.6	($1,488.2)	(234)%
Cash Flows from Operating Activities
Net cash used in operating activities of continuing operations increased primarily due to an increased net loss and decreased working capital as a result of inventory growth, increased spending on customer deposits and timing of payables.

Cash Flows from Investing Activities
Our investing activities of continuing operations primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.
Cash used in investing activities of continuing operations increased primarily due to an increase in net property and equipment purchases of $809.4 million as we continue to build out additional expansion facilities. This was partially offset by a decrease in net purchases of short-term investments of $108.8 million.
In addition, the six months ended December 31, 2023 included $75.6 million in net cash received in connection with the completed RF Business Divestiture and the six months ended December 25, 2022 included a $101.8 million earnout payment related to the divestiture of our former LED Products segment.
Cash Flows from Financing Activities
For the six months ended December 31, 2023, cash provided by financing activities primarily consisted of $954.0 million in net deposits from the CRD Agreement and $10.9 million of proceeds from the issuance of common stock, partially offset by $16.7 million in tax withholdings on vested equity awards.
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
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2023, we did not have any off-balance sheet arrangements.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
In connection with the RF Business Divestiture, we acquired shares of MACOM common stock (the MACOM Shares), which had a market value of approximately $66.1 million as of December 31, 2023 based on the closing price of MACOM common stock on December 29, 2023, the last trading day of the current fiscal quarter. If quoted market values on MACOM's common stock were to hypothetically decrease 10%, the fair value of the MACOM Shares would decrease by $6.6 million at December 31, 2023.
For additional quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K. There have been no other material changes to the amounts presented therein.
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
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the second quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including, among other things, bank failures in early 2023 in the United States, the ongoing military conflicts between Russia and Ukraine and the ongoing conflicts in the Middle East. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

Various global economic slowdowns could occur and potentially result in certain economies dipping into economic recessions, including in the United States. Additionally, increased inflation around the world, including in the United States, applies pressure to our costs. Continued economic slowdowns or recessions and inflationary pressures could have a negative impact on our business, including decreased demand, increased costs, and other challenges. Government actions to address economic slowdowns and increased inflation, including increased interest rates, also could result in negative impacts to our growth.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the opening and ramping of a state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the purchase of an epitaxy facility in Farmers Branch, Texas, and the planned construction of a new 200mm capable silicon carbide device fabrication facility in Saarland, Germany;
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
•expand the capability of our information systems to support a more complex business, such as our ongoing implementation of a new company-wide enterprise resource planning (ERP) system;
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
Our revenue depends on getting our products designed into a larger number of our customers’ products and in turn, our customers’ ability to produce, market and sell their products. For example, we have current and prospective customers that create, or plan to create, power products or systems using our substrates, die, components or modules. Even if our customers are able to develop and produce products or systems that incorporate our substrates, die, components or modules, there can be no assurance that our customers will be successful in marketing and selling these products or systems in the marketplace.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments or capacity expansions, joint ventures, divestitures, or spin-offs. If we choose to enter into such strategic transactions, we face certain risks including:
•the inability to realize the expected benefits, both from a timing and amount perspective, from our ongoing and planned capacity expansions, including the construction of a new materials manufacturing facility in Siler City, North Carolina, the planned construction of a new 200mm capable silicon carbide device fabrication facility in Saarland, Germany and the purchase of an epitaxy facility in Farmers Branch, Texas;
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
On December 2, 2023, we completed the sale of our former RF product line (the RF Business) to MACOM Technology Solutions Holdings, Inc. (MACOM) pursuant to the Asset Purchase Agreement dated August 22, 2023 (the RF Purchase Agreement). We are subject to a number of risks associated with this transaction, including risks associated with:
•issues, delays or complications in completing required transition activities to allow the RF product line (the RF Business) to operate under MACOM after the closing, including incurring unanticipated costs to complete such activities;
•the diversion of our management’s attention away from the operation of the business we are retaining;
•the restrictions on and obligations with respect to our business set forth in the RF master supply agreement and the transition services agreement, in each case between us and MACOM;
•the need to provide transition services in connection with the transaction;
•any required payments of indemnification obligations under the RF Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants; and

•our failure to realize the full purchase price anticipated under the RF Purchase Agreement, including due to fluctuations in the market price of the 711,528 shares of MACOM’s common stock that constitute a portion of the purchase price under the RF Purchase Agreement (the MACOM Shares) before we are able to sell the MACOM Shares following MACOM's assumption of control of the Company's 100mm gallium nitride wafer fabrication facility in Research Triangle Park, North Carolina approximately two years following the closing of the transaction (the RTP Fab Transfer) and the forfeiture of one-quarter of the MACOM Shares in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction.
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
Goodwill and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a significant decline in our stock price and market capitalization and slower growth rates in our industry. For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. For example, in the first quarter of fiscal 2024, we recorded an impairment to assets held for sale associated with the then-pending RF Business Divestiture of $144.6 million. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.

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
As of December 31, 2023, our indebtedness consisted of $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes) (the 2026 Notes, the 2028 Notes and the 2029 Notes collectively, the Outstanding Convertible Notes) and $1,250.0 million aggregate principal amount of the 2030 Senior Notes. In addition, on July 5, 2023, we entered into the CRD Agreement with Renesas Electronics America Inc. (Renesas America) pursuant to which Renesas America provided the Company an initial deposit in an aggregate principal amount of $1 billion with a commitment to provide additional deposits in an aggregate principal amount of up to an additional $1 billion at our discretion in calendar year 2024, in connection with our entry into a wafer supply agreement with Renesas Electronics Corporation, an affiliate of Renesas America. Our ability to pay interest and repay the principal for any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement (if applicable) is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $27.72 to a high of $86.54 during the twelve months ended December 31, 2023. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
In addition, we currently hold shares in MACOM Technology Solutions Holdings, Inc. that we acquired in connection with the sale of the RF Business. These shares are subject to risks inherent in the business of that company and to trends affecting the equity markets as a whole. As more fully discussed further in Note 2, "Discontinued Operations," in our unaudited financial statements in Part I, Item 1 of this Quarterly Report, the shares are also subject to restrictions on transfer prior to the RTP Fab Transfer and one quarter of the shares are subject to the risk of forfeiture in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction. Should the value of these shares decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	3.1	10/24/2023
10.1	Wolfspeed, Inc. 2023 Long-Term Incentive Compensation Plan (“2023 LTIP”)		8-K	10.1	10/24/2023
10.2	Wolfspeed Bonus Plan for Fiscal Year 2024		8-K	10.1	11/02/2023
10.3	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Gregg Lowe	X
10.4	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Executive Officers other than Gregg Lowe	X
10.5	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Non-Employee Directors	X
10.6	Form of Performance Stock Unit Award Agreement under the 2023 LTIP for Gregg Lowe	X
10.7	Form of Performance Stock Unit Award Agreement under the 2023 LTIP for Executive Officers other than Gregg Lowe	X
10.8	Schedule of Compensation for Non-Employee Directors	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

February 1, 2024

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)