Form 10-Q
period 2024-03-31
WOLFSPEED, INC.
filed 2024-05-02
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of April 26, 2024, was 125,854,819.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	March 31, 2024	June 25, 2023
Assets
Current assets:
Cash and cash equivalents	$1,142.4	$1,757.0
Short-term investments	1,408.5	1,197.9
Total cash, cash equivalents and short-term investments	2,550.9	2,954.9
Accounts receivable, net	124.3	154.8
Inventories	421.2	284.9
Income taxes receivable	0.8	0.8
Prepaid expenses	71.1	36.8
Other current assets	162.7	131.5
Current assets held for sale from discontinued operations	—	42.8
Total current assets	3,331.0	3,606.5
Property and equipment, net	3,221.9	2,165.5
Goodwill	359.2	359.2
Intangible assets, net	23.7	23.9
Long-term receivables	2.8	2.6
Other long-term investments	68.1	—
Deferred tax assets	1.2	1.2
Other assets	688.3	303.3
Long-term assets held for sale from discontinued operations	—	124.5
Total assets	$7,696.2	$6,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$556.0	$534.5
Accrued contract liabilities	55.8	39.0
Income taxes payable	10.0	9.6
Finance lease liabilities	0.5	0.5
Other current liabilities	104.7	35.7
Current liabilities held for sale from discontinued operations	—	8.6
Total current liabilities	727.0	627.9
Long-term liabilities:
Long-term debt	2,631.7	1,149.5
Convertible notes, net	3,032.6	3,025.6
Deferred tax liabilities	10.8	3.9
Finance lease liabilities - long-term	9.1	9.2
Other long-term liabilities	262.4	143.4
Long-term liabilities held for sale from discontinued operations	—	5.3
Total long-term liabilities	5,946.6	4,336.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 31, 2024 and June 25, 2023; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at March 31, 2024 and 200,000 shares authorized at June 25, 2023; 125,833 and 124,794 shares issued and outstanding at March 31, 2024 and June 25, 2023, respectively	0.2	0.2
Additional paid-in-capital	3,788.6	3,711.0
Accumulated other comprehensive loss	(12.7)	(25.1)
Accumulated deficit	(2,753.5)	(2,064.2)
Total shareholders’ equity	1,022.6	1,621.9
Total liabilities and shareholders’ equity	$7,696.2	$6,586.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
in millions of U.S. Dollars, except share data	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Revenue, net	$200.7	$192.6	$606.5	$555.8
Cost of revenue, net	178.2	132.8	531.5	371.6
Gross profit	22.5	59.8	75.0	184.2
Operating expenses:
Research and development	52.5	42.4	141.9	122.1
Sales, general and administrative	55.8	55.1	184.8	155.5
Factory start-up costs	14.4	44.6	33.3	120.6
Amortization of acquisition-related intangibles	0.3	0.2	0.9	1.3
Loss on disposal or impairment of other assets	0.6	1.7	1.0	1.9
Other operating expense	5.3	1.5	12.5	5.0
Operating loss	(106.4)	(85.7)	(299.4)	(222.2)
Non-operating expense (income), net	42.4	(2.9)	98.7	(53.4)
Loss before income taxes	(148.8)	(82.8)	(398.1)	(168.8)
Income tax expense	0.1	0.3	0.6	0.5
Net loss from continuing operations	(148.9)	(83.1)	(398.7)	(169.3)
Net loss from discontinued operations	—	(16.4)	(290.6)	(47.3)
Net loss	($148.9)	($99.5)	($689.3)	($216.6)

Basic and diluted loss per share
Continuing operations	($1.18)	($0.67)	($3.18)	($1.36)
Net loss	($1.18)	($0.80)	($5.49)	($1.74)

Weighted average shares - basic and diluted (in thousands)	125,830	124,439	125,514	124,273
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Net loss	($148.9)	($99.5)	($689.3)	($216.6)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(0.5)	5.5	12.4	2.2
Comprehensive loss	(149.4)	(94.0)	(676.9)	(214.4)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(395.7)	—	(395.7)
Unrealized gain on available-for-sale securities	—	—	—	—	1.9	1.9
Tax withholding on vested equity awards	—	—	(15.0)	—	—	(15.0)
Stock-based compensation	506	—	32.1	—	—	32.1
Exercise of stock options and issuance of shares	21	—	0.5	—	—	0.5
Balance at September 24, 2023	125,321	$0.2	$3,728.6	($2,459.9)	($23.2)	$1,245.7
Net loss	—	—	—	(144.7)	—	(144.7)
Unrealized gain on available-for-sale securities	—	—	—	—	11.0	11.0
Tax withholding on vested equity awards	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	104	—	29.8	—	—	29.8
Exercise of stock options and issuance of shares	360	—	10.4	—	—	10.4
Balance at December 31, 2023	125,785	$0.2	$3,766.8	($2,604.6)	($12.2)	$1,150.2
Net loss	—	—	—	(148.9)	—	(148.9)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	(0.5)
Tax withholding on vested equity awards	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	48	—	22.5	—	—	22.5
Balance at March 31, 2024	125,833	$0.2	$3,788.6	($2,753.5)	($12.7)	$1,022.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(26.2)	—	(26.2)
Unrealized loss on available-for-sale securities	—	—	—	—	(7.0)	(7.0)
Tax withholding on vested equity awards	—	—	(16.9)	—	—	(16.9)
Stock-based compensation	395	—	23.2	—	—	23.2
Exercise of stock options and issuance of shares	20	—	0.5	—	—	0.5
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Balance at September 25, 2022	124,210	$0.2	$3,902.2	($1,760.5)	($32.3)	$2,109.6
Net loss	—	—	—	(90.9)	—	(90.9)
Unrealized gain on available-for-sale securities	—	—	—	—	3.7	3.7
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	21.4	—	—	21.4
Exercise of stock options and issuance of shares	203	—	10.7	—	—	10.7
Capped call transactions related to the issuance of convertible notes due December 1, 2029	—	—	(273.9)	—	—	(273.9)
Balance at December 25, 2022	124,413	$0.2	$3,660.0	($1,851.4)	($28.6)	$1,780.2
Net loss	—	—	—	(99.5)	—	(99.5)
Unrealized gain on available-for-sale securities	—	—	—	—	5.5	5.5
Tax withholding on vested equity awards	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	20.8	—	—	20.8
Exercise of stock options and issuance of shares	24	—	0.2	—	—	0.2
Balance at March 26, 2023	124,437	$0.2	$3,680.6	($1,950.9)	($23.1)	$1,706.8
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023
Operating activities:
Net loss	($689.3)	($216.6)
Net loss from discontinued operations	(290.6)	(47.3)
Net loss from continuing operations	(398.7)	(169.3)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation and amortization	135.7	104.5
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	21.7	5.2
Stock-based compensation	63.9	56.3
Gain on equity investment	(7.3)	—
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory start-up costs	1.0	3.7
Amortization of premium on investments, net	(21.4)	(1.3)
Deferred income taxes	0.1	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	30.5	(13.8)
Inventories	(132.9)	(54.4)
Prepaid expenses and other assets	(83.6)	(13.2)
Accounts payable	(48.2)	1.8
Accrued salaries and wages and other liabilities	(4.3)	(7.0)
Accrued contract liabilities	11.7	23.5
Net cash used in operating activities of continuing operations	(431.8)	(63.5)
Net cash used in operating activities of discontinued operations	(54.3)	(27.2)
Cash used in operating activities	(486.1)	(90.7)
Investing activities:
Purchases of property and equipment	(1,629.7)	(524.9)
Purchases of patent and licensing rights	(4.3)	(3.6)
Proceeds from sale of property and equipment	0.4	1.7
Purchases of short-term investments	(1,488.6)	(1,020.5)
Proceeds from maturities of short-term investments	1,244.1	238.4
Proceeds from sale of short-term investments	52.7	81.8
Reimbursement of property and equipment purchases from long-term incentive agreement	178.4	131.0
Proceeds from sale of business	75.6	101.8
Net cash used in investing activities of continuing operations	(1,571.4)	(994.3)
Net cash used in investing activities of discontinued operations	(3.1)	(6.4)
Cash used in investing activities	(1,574.5)	(1,000.7)
Financing activities:
Proceeds from long-term debt borrowings	1,500.0	—
Proceeds from convertible notes	—	1,750.0
Payments of debt issuance costs	(46.0)	(31.4)
Cash paid for capped call transactions	—	(273.9)
Proceeds from issuance of common stock	10.9	11.4
Tax withholding on vested equity awards	(17.5)	(17.7)
Payments on long-term debt borrowings, including finance lease obligations	(0.3)	(0.4)
Commitment fees on long-term incentive agreement	(1.0)	(1.0)
Cash provided by financing activities	1,446.1	1,437.0
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	—
Net change in cash and cash equivalents	(614.6)	345.6
Cash and cash equivalents, beginning of period	1,757.0	449.5
Cash and cash equivalents, end of period	$1,142.4	$795.1
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
The Company’s continuing operations consist of power devices, which are used in electric vehicles, motor drives, power supplies, solar and transportation applications, and silicon carbide and gallium nitride (GaN) materials, which are targeted for customers who use them to manufacture products for RF, power and other applications.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at March 31, 2024, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 25, 2023 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2023 (fiscal 2023). The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 30, 2024 (fiscal 2024).
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
Note 2 – Discontinued Operations
RF Business Divestiture
On December 2, 2023, the Company completed the sale of its RF product line (the RF Business) to MACOM Technology Solutions Holdings, Inc. (MACOM) pursuant to the terms of the previously reported Asset Purchase Agreement (the RF Purchase Agreement). Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash and 711,528 shares of MACOM common stock (the MACOM Shares), which shares had a market value of approximately $60.8 million based on the closing price for MACOM’s common stock on December 1, 2023, the last trading day prior to the closing of the transaction (the RF Closing), as reported on the Nasdaq Global Select Market (the RF Business Divestiture).
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
Because the RF Business Divestiture represented a strategic shift that had and will continue to have a major effect on the Company’s operations and financial results, the Company has classified the results of the RF Business as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets that conveyed in the RF Purchase Agreement upon classification as discontinued operations in August 2023. Additionally, the related assets and liabilities associated with the RF Business Divestiture, with the exception of current and long-term assets associated with the RTP Fab, are classified as held for sale from discontinued operations in the consolidated balance sheets as of June 25, 2023.
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

The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended	Nine months ended
(in millions of U.S. Dollars)	March 26, 2023	March 31, 2024	March 26, 2023
Revenue, net	$36.1	$59.6	$130.3
Cost of revenue, net	27.8	68.7	99.6
Gross profit (loss)	8.3	(9.1)	30.7
Operating expenses:
Research and development	13.7	30.5	46.2
Sales, general and administrative	5.4	13.9	15.7
Amortization of intangibles	2.4	1.5	7.0
Loss on disposal of assets	—	0.3	—
Other operating expense	3.0	24.3	8.5
Loss before income taxes and loss on sale	(16.2)	(79.6)	(46.7)
Loss on sale	—	204.0	—
Loss before income taxes	(16.2)	(283.6)	(46.7)
Income tax expense	0.2	7.0	0.6
Net loss	($16.4)	($290.6)	($47.3)
In the first quarter of fiscal 2024, the Company recorded an impairment to assets held for sale associated with the RF Business Divestiture of $144.6 million and an excess loss liability on assets held for sale of $75.4 million.
During the first nine months of fiscal 2024, the Company recorded a total loss on sale of $204.0 million, which was net against the impairments and excess loss liability on assets held for sale in the first quarter of fiscal 2024. The total cost of selling the RF Business was $25.4 million, of which $12.2 million was recognized in fiscal 2024.
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $79.2 million was outstanding as of March 31, 2024. The supply agreement liability is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheets. A receivable of $6.1 million in connection with the RF Master Supply Agreement is included in other current assets in the consolidated balance sheet as of March 31, 2024.
Additionally, the Company recorded a supply agreement liability of $58.0 million for the Long-Term Epi Supply Agreement and a liability of $38.0 million for the future transfer of assets in connection with the RTP Fab Transfer. These liabilities are recognized in other long-term liabilities on the consolidated balance sheets.

The following table presents the assets and liabilities of the RF Business classified as discontinued operations as of June 25, 2023:

(in millions of U.S. Dollars)	June 25, 2023
Assets (current and long-term)
Inventories	42.6
Other current assets	0.2
Property and equipment, net	25.9
Intangible assets, net	92.0
Other assets	6.6
Assets held for sale from discontinued operations	167.3

Liabilities (current and long-term)
Accounts payable and accrued expenses	2.4
Accrued contract liabilities	4.0
Other current liabilities	2.2
Other long-term liabilities	5.3
Liabilities held for sale of discontinued operations	13.9

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
For the three and nine months ended March 26, 2023, the Company recognized $0.6 million and $2.4 million in administrative fees related to the LED RELA. Fees related to the LED RELA were recorded as lease income, see Note 4, "Leases." The LED RELA concluded in the third quarter of fiscal 2023.
For the three and nine months ended March 26, 2023, the Company recognized $1.5 million and $5.2 million in administrative fees related to the LED TSA, respectively. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred. The LED TSA concluded in the fourth quarter of fiscal 2023.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of March 31, 2024.
For the three and nine months ended March 31, 2024, the Company recognized a net loss of $6.9 million and $20.4 million, respectively, in non-operating expense (income), net related to the Wafer Supply Agreement, of which a receivable of $2.0 million is included in other current assets in the consolidated balance sheet as of March 31, 2024. For the three and nine months ended March 26, 2023, the Company recognized a net loss of $4.8 million and $7.3 million, respectively, in non-operating expense (income), net related to the Wafer Supply Agreement.

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
Contract liabilities primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities were $81.6 million as of March 31, 2024 and $69.8 million as of June 25, 2023. The increase was primarily due to increased ship and debit reserves. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials (Materials Products). Revenue from these two product lines is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Power Products	$102.1	$101.6	$311.0	$302.1
Materials Products	98.6	91.0	295.5	253.7
Total	$200.7	$192.6	$606.5	$555.8

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Three months ended				Nine months ended
	March 31, 2024		March 26, 2023		March 31, 2024		March 26, 2023
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Europe	$79.7	39.7%	$67.9	35.3%	$227.7	37.5%	$199.1	35.8%
Asia Pacific (1)	58.7	29.2%	47.2	24.5%	161.9	26.7%	120.4	21.7%
Hong Kong	24.2	12.1%	42.1	21.9%	97.6	16.1%	116.8	21.0%
United States	28.2	14.1%	28.8	15.0%	93.9	15.5%	102.6	18.5%
China	9.6	4.8%	6.0	3.1%	23.9	3.9%	13.9	2.5%
Other	0.3	0.1%	0.6	0.2%	1.5	0.3%	3.0	0.5%
Total	$200.7		$192.6		$606.5		$555.8
(1) Excluding China and Hong Kong

Note 4 – Leases
The Company primarily leases manufacturing and office spaces and bulk gas equipment. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, as well as non-lease components incurred with respect to actual terms rather than contractually fixed amounts.
The Company's finance lease obligations primarily relate to contract manufacturing space in Malaysia and a 49-year ground lease on the Company's silicon carbide device fabrication facility in New York.
Balance Sheet
Lease assets and liabilities are as follows (in millions of U.S. Dollars):

Operating Leases:	March 31, 2024	June 25, 2023
Right-of-use asset (1)	$94.3	$98.0

Current lease liability (2)	6.7	6.4
Non-current lease liability (3)	109.5	112.0
Total operating lease liabilities	$116.2	$118.4

Finance Leases:
Finance lease assets (4)	$9.3	$9.5

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	9.1	9.2
Total finance lease liabilities	$9.6	$9.7
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations
Operating lease expense was $3.3 million and $10.5 million for the three and nine months ended March 31, 2024, respectively, and $2.3 million and $6.1 million for the three and nine months ended March 26, 2023, respectively.
Finance lease amortization was $0.2 million and $0.6 million for the three and nine months ended March 31, 2024, respectively, and $0.2 million and $0.6 million for the three and nine months ended March 26, 2023, respectively. Interest expense for all periods presented was immaterial.
Cash Flows
Cash flow information consisted of the following (1):

	Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($5.6)	($3.5)
Cash received for tenant allowance on operating lease	0.4	7.4
Cash paid for interest portion of financing leases	(0.2)	(0.2)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.4)	(0.4)
(1) See Note 5, "Financial Statement Details," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of March 31, 2024 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 30, 2024 (remainder of fiscal 2024)	$3.5	$0.2	$3.7
June 29, 2025	13.6	0.8	14.4
June 28, 2026	13.2	0.8	14.0
June 27, 2027	12.1	0.5	12.6
June 25, 2028	11.6	0.2	11.8
Thereafter	104.4	14.0	118.4
Total lease payments	158.4	16.5	174.9
Future tenant improvement allowances	(4.6)	—	(4.6)
Imputed lease interest	(37.6)	(6.9)	(44.5)
Total lease liabilities	$116.2	$9.6	$125.8
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	150	469
Weighted average discount rate (2)	4.36%	2.70%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 32 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.84%.
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
The Company recognized lease income of $0.3 million and $0.7 million for the three and nine months ended March 31, 2024, respectively. The Company recognized lease income of $0.6 million and $2.4 million for the three and nine months ended March 26, 2023, respectively.
Note 5 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023
Billed trade receivables	$121.7	$152.1
Unbilled contract receivables	2.1	2.3
Royalties	1.1	1.1
	124.9	155.5
Allowance for bad debts	(0.6)	(0.7)
Accounts receivable, net	$124.3	$154.8
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
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023
Raw material	$122.4	$90.7
Work-in-progress	274.2	179.6
Finished goods	24.6	14.6
Inventories	$421.2	$284.9
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

Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023
Reimbursement receivable on long-term incentive agreement	$75.7	$91.3
Receivables in connection with short-term investment maturities	15.0	—
Inventory related to the RF Master Supply Agreement	20.9	—
Accrued interest receivable	12.7	10.1
Short-term deposit on long-term incentive agreement	10.0	10.0
Other	28.4	20.1
Other current assets	$162.7	$131.5

Other Assets
Other assets consisted of the following:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023
Investment tax credit receivable(1)	$515.4	$167.4
Right-of-use assets	94.3	98.0
Long-term advances to suppliers	44.0	8.7
Cloud computing assets, net	15.0	17.6
Other	19.6	11.6
Other assets	$688.3	$303.3
(1)The Company expects to receive refundable federal investment tax credits through the U.S. CHIPS and Science Act of 2022 (CHIPS) in connection with ongoing expansion projects. The Company has reduced property and equipment by $515.4 million and $167.4 million as of March 31, 2024 and June 25, 2023, respectively. The receivable recorded is an estimate based on the Company's interpretation of the Section 48D Advanced Manufacturing Investment Credit. The final guidance from the Internal Revenue Service and Department of Treasury may update the definition of qualifying capital expenditures to either exclude certain qualified property included in the estimate or include additional such property not currently reflected in the estimate. The Company may record a change in estimate in the period when final guidance is issued. The impact to cost of revenue from the investment tax credit as a result of a change in estimate is expected to have an immaterial impact to depreciation expense.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023
Accounts payable, trade	$52.4	$44.9
Accrued salaries and wages	61.3	63.9
Accrued property and equipment	407.2	328.4
Accrued expenses	35.1	97.3
Accounts payable and accrued expenses	$556.0	$534.5

Other Operating Expense
Other operating expense consisted of the following:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Project, transformation and transaction costs	5.3	0.9	$12.5	$2.9
Executive severance costs	—	0.6	—	1.9
Restructuring costs	—	—	—	0.2
Other operating expense	$5.3	$1.5	$12.5	$5.0
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $12.7 million and $25.1 million of net unrealized losses on available-for-sale securities as of March 31, 2024 and June 25, 2023, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Reclassifications Out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss were immaterial for all periods presented.
Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Interest income	(30.1)	(22.2)	(108.9)	(38.1)
Interest expense, net of capitalized interest	59.5	14.1	185.5	26.7
Loss/(gain) on legal proceedings (1)(2)	7.7	—	7.7	(50.3)
Loss on Wafer Supply Agreement	6.9	4.8	20.4	7.3
Gain on equity investment	(1.9)	—	(7.3)	—
Other, net	0.3	0.4	1.3	1.0
Non-operating expense (income), net	$42.4	($2.9)	$98.7	($53.4)
(1)In the third quarter of fiscal 2024, the Company accrued a liability for payment of customs duties totaling approximately $7.7 million for alleged undervalued duties related to transactions by the Company's former Lighting Products business unit from 2012 to 2017.
(2)In fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The arbitration award is recognized as non-operating income, net of legal fees incurred.

Statements of Cash Flows - non-cash activities

	Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023
Decrease in property, plant and equipment from investment tax credit receivables	$348.0	$106.0
Decrease in property, plant and equipment from long-term incentive related receivables	107.3	85.2
Proceeds on sale of business received in US corporation common stock	60.8	—
Receivables in connection with short-term investment maturities	15.0	—
Decrease in property, plant and equipment from insurance receivable	2.2	—
Lease asset and liability additions	1.8	26.7
Lease asset and liability modifications, net	0.9	0.2
Accrued property and equipment as of March 31, 2024 and March 26, 2023 was $407.2 million and $306.0 million, respectively.
Note 6 – Investments
Short-term investments consisted of the following (in millions of U.S. Dollars):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$716.5	$0.1	($0.5)	$—	$716.1
Corporate bonds	456.4	0.4	(8.0)	—	448.8
Municipal bonds	113.0	0.1	(2.4)	—	110.7
Commercial paper	53.2	—	—	—	53.2
Certificates of deposit	37.5	—	—	—	37.5
U.S. agency securities	15.0	—	—	—	15.0
Variable rate demand notes	27.2	—	—	—	27.2
Total short-term investments	$1,418.8	$0.6	($10.9)	$—	$1,408.5

	June 25, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$512.3	$—	($16.7)	$—	$495.6
U.S. treasury securities	261.8	—	(1.4)	—	260.4
Municipal bonds	179.7	—	(4.4)	—	175.3
Certificates of deposit	112.3	—	—	—	112.3
U.S. agency securities	77.0	—	(0.2)	—	76.8
Commercial paper	50.2	—	—	—	50.2
Variable rate demand notes	27.3	—	—	—	27.3
Total short-term investments	$1,220.6	$—	($22.7)	$—	$1,197.9
All short-term investments are classified as available-for-sale.

The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$82.7	($0.2)	$219.5	($7.8)	$302.2	($8.0)
U.S. treasury securities	464.0	(0.3)	15.7	(0.2)	479.7	(0.5)
Municipal bonds	13.9	—	76.9	(2.4)	90.8	(2.4)
U.S. agency securities	19.7	—	10.0	—	29.7	—
Total	$580.3	($0.5)	$322.1	($10.4)	$902.4	($10.9)
Number of securities with an unrealized loss		146		77		223

	June 25, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$151.5	($0.5)	$324.1	($16.2)	$475.6	($16.7)
U.S. treasury securities	229.3	(0.5)	31.1	(0.9)	260.4	(1.4)
Municipal bonds	61.4	(0.4)	105.9	(4.0)	167.3	(4.4)
U.S. agency securities	74.8	(0.2)	2.0	—	76.8	(0.2)
Commercial Paper	3.9	—	—	—	3.9	—
Total	$520.9	($1.6)	$463.1	($21.1)	$984.0	($22.7)
Number of securities with an unrealized loss		95		234		329
Additionally, the Company held cash equivalent securities in unrealized loss positions as of June 25, 2023. As of June 25, 2023, the Company held two cash equivalent securities in unrealized loss positions with an aggregate fair value of $18.5 million and an aggregate unrealized loss of less than $0.1 million. All cash equivalents in unrealized loss positions as of June 25, 2023 had been in unrealized loss positions for less than 12 months. The Company did not hold cash equivalent securities in an unrealized loss position as of March 31, 2024.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $12.7 million and $10.1 million as of March 31, 2024 and June 25, 2023, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and nine months ended March 31, 2024 and March 26, 2023.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are included in non-operating expense (income), net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of March 31, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 31, 2024.

The contractual maturities of short-term investments as of March 31, 2024 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
U.S. treasury securities	$686.9	$29.2	$—	$—	$716.1
Corporate bonds	237.8	211.0	—	—	448.8
Municipal bonds	40.7	67.6	—	2.4	110.7
Commercial paper	53.2	—	—	—	53.2
Certificates of deposit	37.5	—	—	—	37.5
U.S. agency securities	15.0	—	—	—	15.0
Variable rate demand notes	—	—	10.7	16.5	27.2
Total short-term investments	$1,071.1	$307.8	$10.7	$18.9	$1,408.5

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term and long-term investments. As of March 31, 2024 and June 25, 2023, financial assets utilizing Level 1 inputs included U.S. treasury securities, money market fund and U.S. corporation common stock, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, U.S. agency securities, commercial paper, certificates of deposit and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of March 31, 2024 and June 25, 2023.

The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	March 31, 2024			June 25, 2023
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$342.4	$—	$342.4	$230.4	$—	$230.4
U.S. treasury securities	104.6	—	104.6	20.7	—	20.7
Commercial paper	—	—	—	—	7.0	7.0
Total cash equivalents	447.0	—	447.0	251.1	7.0	258.1
Short-term investments:
U.S. treasury securities	716.1	—	716.1	260.4	—	260.4
Corporate bonds	—	448.8	448.8	—	495.6	495.6
Municipal bonds	—	110.7	110.7	—	175.3	175.3
Commercial paper	—	53.2	53.2	—	50.2	50.2
U.S. agency securities	—	15.0	15.0	—	76.8	76.8
Certificates of deposit	—	37.5	37.5	—	112.3	112.3
Variable rate demand notes	—	27.2	27.2	—	27.3	27.3
Total short-term investments	716.1	692.4	1,408.5	260.4	937.5	1,197.9
Other long-term investments:
US corporation common stock	68.1	—	68.1	—	—	—
Total assets	$1,231.2	$692.4	$1,923.6	$511.5	$944.5	$1,456.0
Other long-term investments consists of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares are remeasured to fair value each period with changes in the fair value of the shares recognized in non-operating expense (income), net.

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the nine months ended March 31, 2024.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	March 31, 2024			June 25, 2023
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquisition related intangible assets (1)	24.0	(22.6)	1.4	24.0	(21.7)	2.3
Patent and licensing rights	48.4	(26.1)	22.3	55.5	(33.9)	21.6
Total intangible assets	$72.4	($48.7)	$23.7	$79.5	($55.6)	$23.9
(1) Relates to developed technology
Total amortization of acquisition-related intangibles assets was $0.3 million and $0.9 million for the three and nine months ended March 31, 2024, respectively, and $0.2 million and $1.3 million for the three and nine months ended March 26, 2023, respectively.
Total amortization of patents and licensing rights was $1.0 million and $3.3 million for the three and nine months ended March 31, 2024, respectively, and $1.1 million and $3.2 million for the three and nine months ended March 26, 2023, respectively.

Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 30, 2024 (remainder of fiscal 2024)	$0.3	$1.0	$1.3
June 29, 2025	1.1	3.4	4.5
June 28, 2026	—	2.1	2.1
June 27, 2027	—	1.6	1.6
June 25, 2028	—	1.7	1.7
Thereafter	—	12.5	12.5
Total future amortization expense	$1.4	$22.3	$23.7

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
The net carrying amount of the liability component of the Outstanding Convertible Notes is as follows:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023
Principal	$3,075.0	$3,075.0
Unamortized discount and issuance costs	(42.4)	(49.4)
Net carrying amount	$3,032.6	$3,025.6
The last reported sale price of the Company's common stock was not greater than or equal to 130% of the applicable conversion price for any of the Outstanding Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on March 31, 2024. As a result, none of the Outstanding Convertible Notes are convertible at the option of the holders through March 31, 2024.
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
The 2030 Senior Notes Indenture contains certain customary affirmative covenants, negative covenants and events of default, including a liquidity maintenance financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent has been granted a perfected first lien security interest of at least $500.0 million as of the last day of any calendar month (the Liquidity Covenant). Upon the Company achieving 30% utilization at its silicon carbide device fabrication facility in Marcy, New York and generating at least $240.0 million of revenue from the Company's Power product line, that are manufactured or produced on wafers that are fabricated at the Marcy, New York facility (the MVF Products), in each case over a six-month period, the level of the Liquidity Covenant shall be permanently reduced to $325.0 million. Upon the Company achieving 50% utilization at its Marcy, New York facility and generating at least $450.0 million of revenue from MVF Products, in each case over a six-month period, the Liquidity Covenant will be permanently reduced to zero.
As of March 31, 2024, the Company was in compliance with all covenants relating to the 2030 Senior Notes.
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
CRD Agreement Deposits
In July 2023, the Company entered into an Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with a customer, pursuant to which the customer will provide the Company up to $2 billion in unsecured deposits. Under the CRD Agreement, the Company received an initial deposit of $1 billion with the option to receive additional deposits up to an additional $1 billion at the Company's request, subject to certain conditions during the 2024 calendar year. On February 27, 2024, the Company received an additional deposit of $500 million (the second draw). Unless previously terminated in accordance with its terms, the CRD Agreement will mature on July 5, 2033, and the amount of the deposits, together with accrued and unpaid interest, will be required to be repaid to the customer at such time.

The deposits under the CRD Agreement bear interest, payable on a semi-annual basis, at a base rate of 6% per annum, with the potential for an increased variable rate of either 10% or 15% in connection with any inability of the Company to satisfy supply targets under a ten-year wafer supply agreement with the same customer. The Company may voluntarily prepay the deposits, in whole or in part, at any time at a price equal to 106% of the principal amount of the deposits prepaid. Upon the occurrence of a change of control, the customer may require the Company to prepay the deposits in whole at a variable prepayment price depending on the day of prepayment.
Debt issuance costs for the CRD Agreement related to the full deposit capacity under the agreement. A portion of the debt issuance costs were accounted for on a pro rata basis as a reduction of the principal balance for the initial deposit and the second draw, and will be amortized over the term of the deposit at an effective interest rate of 6.3%. During the third quarter of fiscal 2024, the debt issuance costs allocated to the second draw were $11.4 million and these costs were reclassified from prepaid expense and recorded as a reduction of principal related to the additional deposit received. The remaining debt issuance costs of approximately $11.4 million are recorded as a prepaid expense and will be recorded as a reduction of the principal balance, on a pro rata basis, if additional deposits are drawn under the CRD Agreement.
The CRD Agreement contains certain customary affirmative covenants, negative covenants and events of default. As of March 31, 2024, the Company was in compliance with all covenants related to this agreement.
The net carrying amount of the liability component of the 2030 Senior Notes and the deposits under the CRD Agreement is as follows:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023
Principal	$2,750.0	$1,250.0
Unamortized discount and issuance costs	(118.3)	(100.5)
Net carrying amount	$2,631.7	$1,149.5
Interest Expense
The interest expense, net recognized related to the Corporate Debt Holdings and the deposits under the CRD Agreement is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Interest expense, net of capitalized interest	$51.7	$11.0	$161.4	$19.7
Amortization of discount and debt issuance costs, net of capitalized interest	7.0	2.3	21.6	5.2
Total interest expense, net	$58.7	$13.3	$183.0	$24.9
The Company capitalizes interest in connection with ongoing capacity expansions. For the three and nine months ended March 31, 2024, the Company capitalized $8.6 million and $16.1 million of interest expense, respectively, and $1.1 million and $2.1 million of amortization of issuance costs, respectively. For both the three and nine months ended March 26, 2023, the Company capitalized $0.2 million of interest expense and less than $0.1 million of amortization of issuance costs.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars, except share data)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Net loss from continuing operations	($148.9)	($83.1)	($398.7)	($169.3)
Net loss from discontinued operations	$—	($16.4)	($290.6)	($47.3)

Weighted average shares - basic and diluted (in thousands)	125,830	124,439	125,514	124,273

Loss per share - basic and diluted:
Continuing operations	($1.18)	($0.67)	($3.18)	($1.36)
Discontinued operations	$—	($0.13)	($2.32)	($0.38)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three and nine months ended March 31, 2024, 4.0 million and 3.9 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For both the three and nine months ended March 26, 2023, 2.9 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
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

Restricted Stock Units
A summary of nonvested restricted stock unit awards (RSUs) outstanding as of March 31, 2024 and changes during the nine months then ended is as follows:

(unit awards in thousands)	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2023	2,340	$85.32
Granted	2,119	$61.55
Vested	(973)	$78.33
Forfeited	(371)	$77.25
Nonvested at March 31, 2024	3,115	$72.29
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
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Cost of revenue, net	$7.6	$5.5	$20.0	$16.8
Research and development	3.0	2.3	9.1	8.8
Sales, general and administrative	11.2	9.6	34.8	30.7
Total stock-based compensation expense	$21.8	$17.4	$63.9	$56.3

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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of March 31, 2024, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 25, 2023, the Company's liability for unrecognized tax benefits was $9.8 million. During the nine months ended March 31, 2024, the Company recognized a $1.3 million decrease to the liability for unrecognized tax benefits due to statute expiration and a $0.5 million increase to the liability for unrecognized tax benefits due to an increase in generated research and development credits. As a result, the total liability for unrecognized tax benefits as of March 31, 2024 was $9.0 million. If any portion of this $9.0 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.8 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
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
In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleges willful infringement, and seeks unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. The Company denies Purdue’s remaining allegations and has developed numerous defenses, including non-infringement, multiple invalidity grounds, and unenforceability due to inequitable conduct before the U.S. Patent & Trademark Office. The Company expects discovery in this matter to conclude in August 2024, with a trial date most likely in 2025. Due to the stage of the case, the Company is unable to estimate the possible range of loss, if any, at this time.

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
As of March 31, 2024, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.7 million to $5.2 million per year through fiscal 2031.
As of March 31, 2024, the Company has reduced property and equipment, net by a total of $500.0 million as a result of GDA reimbursements, of which $425.4 million has been received in cash and an additional $74.6 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In the third quarter of fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the three and nine months ended March 31, 2024, the Company purchased $3.4 million and $16.0 million of product under this agreement, respectively. As of March 31, 2024, minimum future product purchases have been satisfied for fiscal 2024, and minimum future product purchases for fiscal years 2025, 2026, 2027 and 2028 are $26.8 million, $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. As of March 31, 2024, the Company has paid $31.9 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In the second quarter of fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the three and nine months ended March 31, 2024, the Company purchased $7.2 million and $12.0 million of product under this agreement, respectively, which satisfied the minimum future product purchases for the period. Minimum future product purchase for the remainder of fiscal 2024 and fiscal years 2025, 2026 and 2027 are $7.2 million, $28.8 million, $28.8 million and $9.6 million, respectively.

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

Overview
Wolfspeed, Inc. (Wolfspeed, we, our, or us) is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. Our product families include power devices and silicon carbide and gallium nitride (GaN) materials. Our products are targeted for various applications such as electric vehicles, fast charging and renewable energy and storage.
Our materials products and power devices are used in electric vehicles, motor drives, power supplies, solar and transportation applications. Our materials products are also used in military communications, radar, satellite and telecommunication applications.
During and prior to fiscal 2024, we designed, manufactured and sold radio-frequency (RF) devices. As discussed more fully above in Note 2, “Discontinued Operations,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we completed the sale of certain assets comprising our former RF product line (the RF Business Divestiture) in the second quarter of fiscal 2024.
The RF Business Divestiture represented a strategic shift that had a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the RF product line as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the transaction are classified as held for sale in the consolidated balance sheets as of June 25, 2023. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.
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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. We have successfully managed through challenges relating to obtaining certain necessary production and processing equipment thus far and have continued to see supply availabilities and lead times stabilize across many direct materials. In addition, although we have not experienced significant impacts to date, the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East may further exacerbate global supply constraints. The current high demand for our products has also led to supply constraints for our customers. We are working closely with our customer base to best match our supply to their demand. We have taken steps to provide continuity to our customers to the extent possible, including entering into purchase agreements and providing capacity reserve deposits with our suppliers to secure future supply to us, although we expect that our production capacity constraints as we continue to bring additional capacity online may continue to limit our shipments to our customers.
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials, device products in the power markets and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of our respective markets. These uncertainties make demand difficult to forecast for us and our customers. Recently, we and other semiconductor companies have been experiencing softening demand for power products in industrial and energy applications. Conversely, we continue to experience high demand for our power products designed for electrical vehicle applications. We believe the increased demand for our power products reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand.
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
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, geopolitical, economic and regulatory environment in the countries where we do business. Changes in trade policy, such as the imposition or extension of tariffs or export bans to specific customers or countries, could reduce or limit demand for, or increase the cost of production of, our products in certain markets.
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
Overview of the nine months ended March 31, 2024
The following is a summary of our continuing operations financial results as of and for the nine months ended March 31, 2024 compared to the nine months ended March 26, 2023, unless otherwise stated.
•Our year-over-year revenue increased $50.7 million to $606.5 million.
•Gross margin decreased to 12.4% from 33.1%. Gross profit decreased to $75.0 million from $184.2 million. Gross margin and gross profit for the nine months ended March 31, 2024 include the impacts of $100.4 million of underutilization costs primarily in connection with the start of production at our silicon carbide device fabrication facility in New York (the Mohawk Valley Fab), which began revenue production in late fiscal 2023. Costs related to the Mohawk Valley Fab for the nine months ended March 26, 2023 were classified as operating expenses within factory start-up costs.
•Operating loss was $299.4 million compared to $222.2 million.
•Diluted loss per share was $3.18 compared to $1.36.
•Combined cash, cash equivalents and short-term investments was $2,550.9 million at March 31, 2024 and $2,954.9 million at June 25, 2023.
•Long-term debt, net was $5,664.3 million at March 31, 2024 and $4,175.1 million at June 25, 2023.
•Cash used in operating activities was $431.8 million compared to $63.5 million.
•Purchases of property and equipment, net were $1,451.3 million (net of $178.4 million in reimbursements) compared to $393.9 million (net of $131.0 million in reimbursements).
•Design-ins were $7.1 billion compared to $6.5 billion.
•Design-wins were $5.3 billion compared to $1.5 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business and increase production capacity, as indicated by the Mohawk Valley Fab, our new state-of-the-art, automated 200mm silicon carbide device fabrication facility, where we started revenue production in late fiscal 2023. In addition, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the renovation of an epitaxy facility in Farmers Branch, Texas, and our plan to construct a new silicon carbide device fabrication facility in Saarland, Germany are all expected to increase our production capacity.
We are primarily focused on investing in our business to expand the scale of production, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
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
Design-ins
Design-ins are customer commitments to purchase our products and are one of the factors we use to forecast long-term demand and future revenue. To meet the qualification of a design-in, the customer provides us with documentation (e.g., a letter of intent, statement of work or developmental contract) that can include details such as the expected delivery timeline, estimated price, necessary capacity and required support. A design-in, even with a formal commitment, does not always convert to future revenue (a "design-win") for a variety of reasons, including, but not limited to, the customer delaying or abandoning the project, capacity constraints, timeline challenges, and/or technology changes. Therefore, management uses the design-in amount as a guide to forecast future demand but it should not be taken as an absolute indicator of future revenue.
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

Fiscal Quarters
Our fiscal quarters end on the last Sunday of the month in September, December, March and June. Each fiscal quarter is generally 13 weeks as part of a 52-week fiscal year. Occasionally, we have a 53-week fiscal year, and in those instances, one quarter within the fiscal year is comprised of 14 weeks instead of 13 weeks.
Fiscal 2024 is a 53-week fiscal year, and the second quarter of fiscal 2024 was a 14-week fiscal quarter. Fiscal 2023 was a 52-week fiscal year.
Results of Operations
Selected consolidated statements of operations data for the three and nine months ended March 31, 2024 and March 26, 2023 were as follows:

	Three months ended				Nine months ended
	March 31, 2024		March 26, 2023		March 31, 2024		March 26, 2023
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$200.7	100.0%	$192.6	100.0%	$606.5	100.0%	$555.8	100.0%
Cost of revenue, net	178.2	88.8%	132.8	69.0%	531.5	87.6%	371.6	66.9%
Gross profit	22.5	11.2%	59.8	31.0%	75.0	12.4%	184.2	33.1%
Research and development	52.5	26.2%	42.4	22.0%	141.9	23.4%	122.1	22.0%
Sales, general and administrative	55.8	27.8%	55.1	28.6%	184.8	30.5%	155.5	28.0%
Factory start-up costs	14.4	7.2%	44.6	23.2%	33.3	5.5%	120.6	21.7%
Amortization of acquisition-related intangibles	0.3	0.1%	0.2	0.1%	0.9	0.1%	1.3	0.2%
Loss on disposal or impairment of other assets	0.6	0.3%	1.7	0.9%	1.0	0.2%	1.9	0.3%
Other operating expense	5.3	2.6%	1.5	0.8%	12.5	2.1%	5.0	0.9%
Operating loss	(106.4)	(53.0)%	(85.7)	(44.5)%	(299.4)	(49.4)%	(222.2)	(40.0)%
Non-operating expense (income), net	42.4	21.1%	(2.9)	(1.5)%	98.7	16.3%	(53.4)	(9.6)%
Loss before income taxes	(148.8)	(74.1)%	(82.8)	(43.0)%	(398.1)	(65.6)%	(168.8)	(30.4)%
Income tax expense	0.1	—%	0.3	0.2%	0.6	0.1%	0.5	0.1%
Net loss from continuing operations	(148.9)	(74.2)%	(83.1)	(43.1)%	(398.7)	(65.7)%	(169.3)	(30.5)%
Net loss from discontinued operations	—	—%	(16.4)	(8.5)%	(290.6)	(47.9)%	(47.3)	(8.5)%
Net loss	($148.9)	(74.2)%	($99.5)	(51.7)%	($689.3)	(113.7)%	($216.6)	(39.0)%

Basic and diluted loss per share
Continuing operations	($1.18)		($0.67)		($3.18)		($1.36)
Discontinued operations	—		(0.13)		(2.32)		(0.38)

Revenue

Revenue was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Power Products	$102.1	$101.6	$0.5	—%	$311.0	$302.1	$8.9	3%
Materials Products	$98.6	$91.0	$7.6	8%	$295.5	$253.7	$41.8	16%
Revenue	$200.7	$192.6	$8.1	4%	$606.5	$555.8	$50.7	9%
Revenue for the three and nine months ended March 31, 2024 compared to the three and nine months ended March 26, 2023 increased primarily due to growth in our materials product line, where we improved output to meet strong demand.
Additionally, our power product line revenue increased primarily in connection with the addition of revenue from our Mohawk Valley Fab in fiscal 2024, partially offset by the impact of softening demand in industrial applications in Hong Kong.

Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Gross profit	$22.5	$59.8	($37.3)	(62)%	$75.0	$184.2	($109.2)	(59)%
Gross margin	11.2%	31.0%			12.4%	33.1%
As explained further below in Factory Start-up Costs, the operating costs of each of our new facilities will largely be reflected in cost of revenue, net once each facility reaches revenue generating production. During the period when revenue production begins, but before the facility is at its expected utilization level, we expect some of the costs to operate the facility will not be absorbed into the cost of inventory. We expect that these costs will continue to be substantial as we ramp up the facility to the expected or normal utilization level. The costs incurred to operate the facility in excess of the costs absorbed into inventory are referred to as underutilization costs and are expensed as incurred to cost of revenue, net. We expect gross profit and gross margin to continue to be significantly impacted in future periods from these underutilization costs in connection with our new facility construction and expansion projects, the costs of which have solely been expensed as factory start-up costs prior to fiscal 2024.
The decrease in gross profit and gross margin for both periods presented as compared to the prior year periods was primarily due to underutilization costs incurred within cost of revenue in connection with the start of production at our Mohawk Valley Fab, which began revenue production in late fiscal 2023. Underutilization costs were $30.4 million and $100.4 million for the three and nine months ended March 31, 2024, respectively. Costs relating to the Mohawk Valley Fab for the three and nine months ended March 26, 2023 were expensed within factory start-up costs.
In addition, gross profit and gross margin for the nine months ended March 31, 2024 were impacted by a less favorable product mix, partially offset by an increase in revenue in both product lines.

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
Research and development expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Research and development	$52.5	$42.4	$10.1	24%	$141.9	$122.1	$19.8	16%
Percent of revenue	26%	22%			23%	22%
The increase in research and development expenses was primarily due to our continued investment in our technologies, including the development of existing silicon carbide materials and fabrication technology for next generation platforms and expansion of our device product portfolio.

Sales, General and Administrative
Sales, general and administrative (SG&A) expenses are comprised of costs primarily associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and substantially consist of salaries and related compensation costs, consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs), marketing and advertising expenses, facilities and insurance costs, and travel costs.
SG&A expenses were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Sales, general and administrative	$55.8	$55.1	$0.7	1%	$184.8	$155.5	$29.3	19%
Percent of revenue	28%	29%			30%	28%
The increase in SG&A expenses for both periods presented was primarily due to increased salaries and benefits, including stock-based compensation, as well as increases in professional services, sponsorship costs, and travel expenses.
Factory Start-up Costs

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Factory start-up costs	$14.4	$44.6	($30.2)	(68)%	$33.3	$120.6	($87.3)	(72)%
Factory start-up costs relate to facilities that have not yet started revenue generating production. When a new facility begins revenue generating production, the operating costs of that facility previously expensed as start-up costs will instead be primarily expensed as part of the cost of the production within the cost of revenue, net line item in our statement of operations.
Start-up costs for the three and nine months ended March 31, 2024 primarily relate to costs incurred in connection with the construction of our new materials manufacturing facility in Siler City, North Carolina and various materials expansion activities at our Durham, North Carolina locations. The decrease in factory start-up costs as compared to the prior year periods is due to the start of revenue generating production at our Mohawk Valley Fab in the fourth quarter of fiscal 2023 and the associated transition of factory operating expenses to cost of production. The majority of start-up costs for the three and nine months ended March 26, 2023 related to the construction of this facility.
Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have amortizable intangible assets related to developed technology. Amortization of intangible assets related to our acquisitions was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Amortization of acquisition-related intangibles	$0.3	$0.2	$0.1	50%	$0.9	$1.3	($0.4)	(31)%
No significant acquisition-related intangible activity or impairments occurred between the periods presented.
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

Loss on disposal or impairment of other assets was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Loss on disposal or impairment of other assets	$0.6	$1.7	($1.1)	(65)%	$1.0	$1.9	($0.9)	(47)%
Loss on disposal or impairment of other assets primarily relate to write-offs of fixed assets, as well as the write-offs of impaired or abandoned patents, partially offset by proceeds from asset sales.
Other Operating Expense
Other operating expense was as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Project, transformation and transaction costs	$5.3	$0.9	$4.4	489%	$12.5	$2.9	$9.6	331%
Executive severance costs	—	0.6	(0.6)	(100)%	—	1.9	(1.9)	(100)%
Restructuring costs	—	—	—	—%	—	0.2	(0.2)	(100)%
Other operating expense	$5.3	$1.5	$3.8	253%	$12.5	$5.0	$7.5	150%
Other operating expense increased in both periods presented primarily due to increased professional service fees, which are associated with completed and potential strategic transactions, including divestitures, as well as work related to obtaining government incentives both in the United States and Europe, partially offset by decreases in severance and restructuring costs.
Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Interest income	($30.1)	($22.2)	($7.9)	(36)%	($108.9)	($38.1)	($70.8)	(186)%
Interest expense, net of capitalized interest	59.5	14.1	45.4	322%	185.5	26.7	158.8	595%
Loss (gain) on legal proceedings	7.7	—	7.7	100%	7.7	(50.3)	58.0	115%
Loss on Wafer Supply Agreement	6.9	4.8	2.1	44%	20.4	7.3	13.1	179%
Gain on equity investment	(1.9)	—	(1.9)	(100)%	(7.3)	—	(7.3)	(100)%
Other expense, net	0.3	0.4	(0.1)	(25)%	1.3	1.0	0.3	30%
Non-operating expense (income), net	$42.4	($2.9)	$45.3	1,562%	$98.7	($53.4)	$152.1	285%
Interest income. The increase in interest income in both periods was primarily driven by increased short-term investment balances. Our average short-term investment balances increased significantly from the net proceeds we received from the sale of our senior secured notes due 2030 (the 2030 Senior Notes) in the fourth quarter of fiscal 2023, as well as from the receipts of deposits from an Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with a customer, pursuant to which we received an initial deposit of $1 billion in the first quarter of fiscal 2024 and an additional deposit of $500 million in the third quarter of fiscal 2024.
Interest expense, net of capitalized interest. The increase in interest expense was primarily due to interest from our 2030 Senior Notes and deposits under the CRD Agreement, which were not outstanding as of March 26, 2023.
Loss (gain) on legal proceedings. In the third quarter of fiscal 2024, we accrued a liability for payment of customs duties totaling approximately $7.7 million for alleged undervalued duties related to transactions by our former Lighting Products business unit from 2012 to 2017. In fiscal 2023, we received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The arbitration award is recognized as non-operating income, net of legal fees incurred.

Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Products business unit to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain silicon carbide materials and fabrication services for up to four years. We recognized a supply agreement liability in connection with this agreement, which fully amortized in the second quarter of fiscal 2023. We expect losses from this agreement to continue through December 2025.
Gain on equity investment. In connection with the completed RF Business Divestiture, we received shares of MACOM common stock as a portion of the overall consideration received for the sale. The gain on equity investment for the three and nine months ended March 31, 2024 was due to MACOM's share price increasing from $85.41 at December 1, 2023, the last trading day before the closing date of the RF Business Divestiture, to $92.95 at December 29, 2023, the last trading day of the second fiscal quarter, and to $95.64 at March 28, 2024, the last trading day of the third fiscal quarter.
Income Tax Expense
Income tax expense and our effective tax rate were as follows:

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 31, 2024	March 26, 2023	Change		March 31, 2024	March 26, 2023	Change
Income tax expense	$0.1	$0.3	($0.2)	(67)%	$0.6	$0.5	$0.1	20%
Effective tax rate	—%	—%			—%	—%
The change in our effective tax rate for the three and nine months ended March 31, 2024 compared to the three and nine months ended March 26, 2023 was immaterial.
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
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	March 31, 2024	June 25, 2023	Change
Cash and cash equivalents	$1,142.4	$1,757.0	($614.6)
Short-term investments	1,408.5	1,197.9	210.6
Total cash, cash equivalents and short-term investments	$2,550.9	$2,954.9	($404.0)
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, partially reduced by accounts payable and accrued expenses.
In the first quarter of fiscal 2023, we received an early payment on an unsecured promissory note in the amount of $101.8 million issued to us in connection with the sale of certain assets and subsidiaries comprising our former LED Products business unit to SMART on March 1, 2021.
In the second quarter of fiscal 2023, we issued and sold a total of $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes), as discussed in Note 9, “Long-term Debt,” in our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2029 Notes was $1,718.6 million, of which we used $273.9 million to fund the cost of entering into capped call transactions.
In the fourth quarter of fiscal 2023, we sold $1,250 million aggregate principal amount of 2030 Senior Notes, as discussed in Note 9, "Long-term Debt," in our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The total net proceeds of the 2030 Senior Notes was approximately $1,149.3 million.
In the first quarter of fiscal 2024, we entered into the CRD Agreement with a customer, pursuant to which the customer will provide us up to $2 billion in unsecured deposits, subject to certain conditions. Under the CRD Agreement, we received an initial deposit of $1 billion in the first quarter of fiscal 2024 with the option to receive additional deposits up to $1 billion at our request, subject to certain conditions during the 2024 calendar year. We received a second deposit of $500 million in the third quarter of fiscal 2024.
In the second quarter of fiscal 2024, we completed the sale of our RF product line and received approximately $75 million in cash.
As of March 31, 2024, we had unrealized losses on our short-term investments of $10.9 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 31, 2024 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able and intend to hold each of the investments held with an unrealized loss as of March 31, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 31, 2024.
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
Expected Uses of Liquidity
We opened the Mohawk Valley Fab in the fourth quarter of fiscal 2022 to expand capacity for production of our silicon carbide devices and started revenue generating production at the facility in the fourth quarter of fiscal 2023. We now expect to invest approximately $2.0 billion in total construction, equipment and other related costs for the new facility, of which approximately $500 million is expected to be reimbursed over time by the State of New York Urban Development Corporation (doing business as Empire State Development) under a Grant Disbursement Agreement (the GDA). As of March 31, 2024, we have spent approximately $1.1 billion and received $425.4 million in reimbursements.
Additionally, we recently started construction on a new materials manufacturing facility in Siler City, North Carolina. Through fiscal 2024, we expect to invest approximately $1.3 billion in construction, equipment and other related costs for the new facility, net of estimated refundable federal investment tax credits and capital grants we expect to receive through the U.S. CHIPS and Science Act of 2022 (the CHIPS Act). The timing and amount of these estimated CHIPS Act incentives is uncertain and could happen, if at all, in fiscal 2025 or beyond. In addition, the facility is further supported by an approximately $1.0 billion long-term incentive package from state, county and local governments, primarily in the form of property tax reimbursements and sales tax exemptions.
We announced in February 2023 the intention to build a highly automated, cutting-edge wafer fabrication facility in Saarland, Germany. We are continuing to work with the European Union, German and Saarland governments on the incentive package for this facility. The timing and amount of these incentives are uncertain and could happen, if at all, in fiscal 2025 or beyond. We will not commence construction of this facility until we have finalized these incentives and we expect the vast majority of investment to occur after fiscal 2024.
For fiscal 2024, we target approximately $2.0 billion of net capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on our Mohawk Valley Fab and the construction of our new materials manufacturing facility in Siler City, North Carolina. Our target net capital investment figure is net of approximately $144 million of expected reimbursements from the GDA during the fiscal year, inclusive of $120.7 million received in the first three quarters of fiscal 2024. Our target net capital investment figure is also net $57.5 million for a Land Acquisition Business Investment Grant from the State of North Carolina, which was received in the third quarter of fiscal 2024.
In addition, we may also apply for and potentially sell tax credits as part of the Inflation Reduction Act to further fund our expansion initiatives.
We have take-or-pay supplier agreements that require a minimum of $261.0 million of purchases over the next five years and a commitment to provide quarterly capacity reservation deposits with a remaining total of $28.1 million, as outlined further in Note 13, "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
Given our current cash position, we believe we will be able to fund daily operations for at least the next 12 months but we expect to need additional funding to fully complete all of our previously announced planned expansion initiatives described above. We may seek to obtain funding through, among other avenues, government funding in both the United States and Europe, public or private equity offerings and debt financings (which may involve retiring some of our existing debt).

Cash Flows
In summary, our cash flows were as follows:

	Nine months ended
	March 31, 2024	March 26, 2023	Change
Net cash used in operating activities of continuing operations	($431.8)	($63.5)	($368.3)	(580)%
Net cash used in investing activities of continuing operations	(1,571.4)	(994.3)	(577.1)	(58)%
Net cash provided by financing activities of continuing operations	1,446.1	1,437.0	9.1	1%
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	—	(0.1)	—%
Cash used in discontinued operations	($57.4)	($33.6)	(23.8)	(71)%
Net change in cash and cash equivalents	($614.6)	$345.6	($960.2)	(278)%
Cash Flows from Operating Activities
Net cash used in operating activities of continuing operations increased primarily due to an increased net loss and decreased working capital as a result of inventory growth, increased payments for supplier deposits and timing of payables.
Cash Flows from Investing Activities
Our investing activities of continuing operations primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.
Cash used in investing activities of continuing operations increased primarily due to an increase in net property and equipment purchases of $1,057.4 million as we continue to build out additional expansion facilities. This was partially offset by a decrease in net purchases of short-term investments of $508.5 million.
In addition, the nine months ended March 31, 2024 included $75.6 million in net cash received in connection with the completed RF Business Divestiture and the nine months ended March 26, 2023 included a $101.8 million earnout payment related to the divestiture of our former LED Products segment.
Cash Flows from Financing Activities
For the nine months ended March 31, 2024, cash provided by financing activities primarily consisted of $1,454.0 million in net deposits from the CRD Agreement and $10.9 million of proceeds from the issuance of common stock, partially offset by $17.5 million in tax withholdings on vested equity awards.
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
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
In connection with the RF Business Divestiture, we acquired shares of MACOM common stock (the MACOM Shares), which had a market value of approximately $68.1 million as of March 31, 2024 based on the closing price of MACOM common stock on March 28, 2024, the last trading day of the third fiscal quarter. If quoted market values on MACOM's common stock were to hypothetically decrease 10%, the fair value of the MACOM Shares would decrease by $6.8 million at March 31, 2024.
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
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the third quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 13, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of the 2023 Form 10-K and subsequent reports filed with the SEC. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
•We are subject to a number of risks associated with the sale of our former RF Business, and these risks could adversely impact our operations, financial condition and business.
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
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news, higher interest rates and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including, among other things, the ongoing military conflicts between Russia and Ukraine and the ongoing conflicts in the Middle East. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

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
General trade tensions between the United States and China continue, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the U.S. and European countries. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the current conflicts between Russia and Ukraine and in the Middle East continue for a prolonged period of time, or if other countries, including the U.S., become involved in these conflicts, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete all of our intended expansion initiatives, which we may seek to obtain through, among other avenues, government funding in both the United States and Europe, public or private equity offerings, and debt financings (which may involve retiring some of our existing debt). If unfavorable capital market conditions exist, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
We are subject to risks related to international sales and purchases.
In fiscal 2023, approximately 80% of our revenue was from outside the United States and we expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.
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
•tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules, such as the additional customs duties accrued related to our former Lighting Products business unit;
•the burden of complying with and changes in United States or international taxation policies;
•timing and availability of export licenses;
•rising labor costs;
•disruptions in or inadequate infrastructure of the countries where we operate;
•the impact of public health epidemics on employees and the global economy;
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the opening and ramping of a state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the renovation of an epitaxy facility in Farmers Branch, Texas, and the planned construction of a new 200mm capable silicon carbide device fabrication facility in Saarland, Germany;
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
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or if we fail to forecast demand decreases or changes accurately, which could lead to a mismatch between current product demand and manufactured product mix, our results may be adversely impacted, including due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in fiscal 2024, we and other semiconductor companies have been experiencing softer demand for power products in industrial and energy applications than we expected, causing us to shift capacity to products for automotive applications. Changes in product demand from our customers' forecasts may also cause variability in our supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
With the opening of the Mohawk Valley Fab, we have experienced and will continue to experience increased pressure on margins during the period when production begins but before the facility is at full utilization, and in the initial periods we expect these underutilization costs to be substantial as we ramp up the facility. Additionally, our large upfront investment in the facility, or any other new facility, to increase capacity does not guarantee we will need the capacity and we may experience lower than expected capacity once the facility is in production, which could result in further margin pressures.
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
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost power and materials products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments or capacity expansions, joint ventures, divestitures, or spin-offs. If we choose to enter into such strategic transactions, we face certain risks including:
•the inability to realize the expected benefits, both from a timing and amount perspective, from our ongoing and planned capacity expansions, including the construction of a new materials manufacturing facility in Siler City, North Carolina, the planned construction of a new 200mm capable silicon carbide device fabrication facility in Saarland, Germany and the renovation of an epitaxy facility in Farmers Branch, Texas;
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
•diversion of management's attention;
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
•the diversion of our management's attention away from the operation of the business we are retaining;
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
As of March 31, 2024, our indebtedness consisted of $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 2029 Notes (the 2026 Notes, the 2028 Notes and the 2029 Notes collectively, the Outstanding Convertible Notes) and $1,250.0 million aggregate principal amount of the 2030 Senior Notes. In addition, on July 5, 2023, we entered into the CRD Agreement with Renesas Electronics America Inc. (Renesas America) pursuant to which Renesas America has provided the Company deposits in an aggregate principal amount of $1.5 billion with a commitment to provide additional deposits in an aggregate principal amount of up to an additional $500 million at our discretion in calendar year 2024, in connection with our entry into a wafer supply agreement with Renesas Electronics Corporation, an affiliate of Renesas America. Our ability to pay interest and repay the principal for any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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

The Indenture governing the 2030 Senior Notes (the 2030 Senior Notes Indenture) includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent for the 2030 Senior Notes has been granted a perfected first lien security interest of at least $500 million as of the last day of any calendar month, which amount will be reduced over time upon the fulfillment of certain conditions. In addition, the 2030 Senior Notes Indenture contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The 2030 Senior Notes Indenture also requires us to make an offer to repurchase the 2030 Senior Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of such casualty events and asset sales (subject to certain limitations), or upon a change of control. The Indentures governing the Outstanding Convertible Notes (the Convertible Notes Indentures) require us to repurchase the Outstanding Convertible Notes upon certain fundamental changes relating to our common stock, and also prohibit our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indentures. The CRD Agreement contains certain restrictions on our ability to incur debt and liens, consummate non-arm’s-length transactions with affiliates, consummate mergers and consolidations whereby obligations under the CRD Agreement are not assumed, and change the nature of our business. The restrictions imposed by the 2030 Senior Notes Indenture, the Convertible Notes Indentures, and the CRD Agreement could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
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
In connection with the pricing of the 2028 Notes and the 2029 Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2028 Notes and 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the converted 2028 Notes and 2029 Notes, as the case may be, upon conversion of the 2028 Notes and 2029 Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions (currently $212.04 for the 2028 Notes and $202.538 for the 2029 Notes), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in either case, to the extent that such market price exceeds the cap price of the capped call transactions.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $23.77 to a high of $67.94 during the twelve months ended March 31, 2024. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions can also cause changes in our stock price. In addition, competition in some of the markets we address such as electric vehicles or the industrial and energy markets, the ramp up of our business, and the effect of tariffs on our business, may have a dramatic effect on our stock price.
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
We may be subject to volatility and uncertainty in customer demand, supply chains, worldwide economies and financial markets resulting from the outbreak of infectious disease or similar public health threat.
We have significant manufacturing operations in the United States and contract manufacturing agreements in Asia, which may be affected by the outbreak of infectious diseases or other similar public health threats and the measures to try to contain it. For example, during the COVID-19 pandemic, we experienced some limited disruptions in our supply chain and may experience similar disruptions in the future in the event of a pandemic.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

May 2, 2024

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)