Form 10-K
period 2024-06-30
WOLFSPEED, INC.
filed 2024-08-22
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,426,461,862 (based on the closing sale price of $43.51 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 16, 2024 was 126,869,367.
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held December 5, 2024 are incorporated by reference into Part III.

WOLFSPEED, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2024

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
During and prior to fiscal 2024, we designed, manufactured and sold radio-frequency (RF) devices. We completed the sale of certain assets comprising our former RF product line (the RF Business Divestiture) in the second quarter of fiscal 2024. The RF Business Divestiture represented a strategic shift that had a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the RF product line as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities associated with the transaction are classified as held for sale in the consolidated balance sheet as of June 25, 2023. Unless otherwise noted, discussion within this Annual Report relates to our continuing operations.
The majority of our products are manufactured at our production facilities located in North Carolina, New York and Arkansas. We also use contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. We maintain captive lines at some of our contract manufacturers. We are constructing a new materials manufacturing facility in North Carolina and renovating an epitaxy facility in Texas. We operate research and development facilities in North Carolina, Arkansas and New York.
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
Research and Development
We invest significant resources in research and development. Our research and development activities include efforts to:
•develop silicon carbide materials and fabrication technology for a 200mm platform;
•develop higher performance power devices;
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
Sales and Marketing
We have continued to make investments to expand our sales, marketing and technical applications support, as well as distribution capabilities to further enable new and existing customers to design and implement our silicon carbide and power technology into their products. We have continued to make investments to promote and build market awareness of our Wolfspeed brand. Our sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.
Customers
In fiscal 2024, 2023 and 2022, we had two, two and three customers, respectively, that each represented more than 10% of our consolidated revenue. These customers, in the aggregate, accounted for 37%, 36% and 48% of our total consolidated revenue in fiscal 2024, 2023 and 2022, respectively. For further discussion regarding customer concentration, please see Note 16, “Concentrations of Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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
Design-ins for the fiscal year ended June 30, 2024 were $9.1 billion, compared with design-ins of approximately $7.9 billion for the fiscal year ended June 25, 2023.
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
Design-wins for the fiscal year ended June 30, 2024 were $5.8 billion, compared with design-wins of $1.8 billion for the fiscal year ended June 25, 2023.
Manufacturing
We manufacture silicon carbide substrates, silicon carbide MOSFETs and Schottky diodes and power modules. We utilize manufacturing facilities located in the United States in combination with assembly and test subcontractors throughout Asia. Manufacturing assets are managed together through one centralized organization to ensure we leverage scale in asset utilization, purchasing volumes, and overhead costs across the business.

Silicon carbide substrate manufacturing occurs in our highly complex materials facility and involves production of a bare wafer substrate with or without epitaxy. Our front-end processes occur in manufacturing facilities called "wafer fabs". These processes involve several hundred manufacturing steps required for imprinting silicon carbide wafers with the precise circuitry required for semiconductor devices to function. Back-end processes include the assembly, test and packaging of semiconductors to make them suitable for use and sale.
Yields in our manufacturing process can vary and are dependent upon multiple factors including product complexity and performance requirements as well as the maturity of the process. In order to maximize both yield and quality, we maintain in-line process monitoring and testing.
Our substrate and wafer fab manufacturing facilities are certified to ISO 9001, IATF 16949, and ISO 14001. Our silicon carbide device fabrication facility in Marcy, New York (the Mohawk Valley Fab) is certified to ISO 9001 and IATF 16949 and is in the process of being certified for ISO 14001.
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
We have continued to be successful in managing through these current issues and demonstrated the ability to navigate through significant supply challenges. We believe our operations are currently not materially impacted by our ability to source raw materials, components and equipment used in manufacturing our products.
Competition
Silicon Carbide and GaN Materials
We have continued to maintain a well-established leadership position in the sale of silicon carbide wafer and silicon carbide and GaN epitaxy products. As market adoption of the technology grows with rapidly expanding power device designs, we have experienced increased competition from companies such as Coherent, Inc., SiCrystal GmbH, IQE plc and Resonac Holdings Corporation in the United States, Europe and Japan. In China, we have observed increased competition from companies such as SICC Co., Ltd. and EpiWorld International Co., Ltd. We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.
Power Devices
Our silicon carbide power devices compete with silicon carbide power semiconductor solutions offered by Infineon Technologies AG, ON Semiconductor Corporation, Rohm Co. Ltd., and ST Microelectronics N.V., as well as an increasing number of smaller competitors. Our silicon carbide products also compete with silicon semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.

Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 30, 2024, we owned or were the exclusive licensee of 552 issued United States patents and approximately 1,048 foreign patents with various expiration dates extending up to 2049, with certain patents expiring in the near term. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license to our customers use of our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our trademarks.
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
Our EHS management systems in our manufacturing facilities in Durham and Research Triangle Park, North Carolina are certified to ISO 14001:2015 for environmental management. The benefits of implementing environmental and safety management systems include improved risk management, cost savings, meeting external stakeholder expectations, ensuring compliance with environmental and occupational safety laws, and decreasing our environmental footprint through discovering new possibilities for energy, water and waste usage reductions.

We are also subject to import-export controls, tariffs and other trade-related regulations and restrictions in countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions may have a material impact on our business, including our ability to sell products and to manufacture or source components.
Working Capital
For a discussion of our working capital practices, see “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report.
Human Capital
Employees
As of June 30, 2024, we employed 5,013 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.
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
Compensation and Benefits
We are focused on offering competitive compensation and comprehensive benefit packages designed to promote the physical and emotional well-being and financial health of our employees. In addition to base pay, our total compensation package includes items such as bonuses, stock-based compensation, employee stock purchase plans and employee referral bonuses. Our benefits package includes employee learnings, health and welfare, tuition reimbursement, student loan repayment, several wellness and emotional support options, adoption assistance and a family care program. We offer a 'work where it works' arrangement that allows employees who are able to perform their job duties from an off-campus location to have the flexibility of working remotely full-time or part-time. Additionally, we sponsor a 401(k) employee benefit plan for our United States based employees and we match a defined percentage of employee contributions.
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

Available Information
Our website address is www.wolfspeed.com and our investor relations website is located at https://investor.wolfspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after these are electronically filed with, or furnished to, the SEC. The contents of our website, including our investor relations website, are not incorporated by reference into this filing or any other report we file with or furnish to the SEC. We have no duty to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Risk categories and certain principal risks under each category (each described more fully below):
–Risks related to our global operations, including global macroeconomic and market risks
•Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability, or our customers' or suppliers' ability, to access funding, and possible trade tariffs and trade restrictions.
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
•We are subject to a number of risks associated with the sale of our former RF product line (the RF Business), and these risks could adversely impact our operations, financial condition and business.
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

Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability, or our customers' or suppliers' ability, to access funding, and possible trade tariffs and trade restrictions.
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news, higher interest rates and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including as a result of the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, as well as a slowdown of the economy in China, which could impact demand for our products used in industrial and energy applications. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
General trade tensions between the United States and China continue, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the United States and European countries. Resulting changes in United States trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflicts between Russia and Ukraine and in the Middle East continue for a prolonged period of time, or if other countries, including the United States, become involved in these conflicts, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete all of our intended expansion initiatives, which we may seek to obtain through, among other avenues, government funding in both the United States and Europe, public or private equity offerings, and debt financings (which may involve retiring, refinancing, or modifying some of our existing debt). If unfavorable capital market conditions exist, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
We are subject to risks related to international sales and purchases.
In fiscal 2024, 86% of our revenue was from outside the United States and we expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.
Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the United States Export Administration Act. The United

States Government has imposed, and in the future may impose, restrictions on shipments to some of our current customers. Government restrictions on sales to certain foreign customers will reduce our revenue and profit related to those customers in the short term and could have a potential long-term impact.
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
•tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules, such as the additional customs duties incurred related to our former Lighting Products business unit;
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
For example, the United States has imposed significant tariffs on Chinese-made goods, which the Biden administration has largely left in place, and in certain instances increased or proposed to increase such tariffs. The tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. In some instances, we have received and may continue to receive incentives from foreign governments to encourage our investment in certain countries, regions or areas outside of the United States. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the outcome of the 2024 United States Presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with ramping of our state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the renovation of an epitaxy facility in Farmers Branch, Texas, and the planned construction of a new 200mm capable silicon carbide device fabrication facility in Saarland, Germany;
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
•finalize negotiations on a Preliminary Memorandum of Terms and, if an agreement can be reached, complete comprehensive due diligence, finalize award documentation, and fulfill all conditions and milestones for and receive the expected benefits from capital grants through the United States CHIPS and Science Act of 2022 (the CHIPS Act);
•confirm our eligibility for and receive the expected benefits from refundable income tax credits through the CHIPS Act, and receive and potentially sell any tax credits for which we may apply under the Inflation Reduction Act;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, that could increase costs and reduce our operating results. In the fourth quarter of fiscal 2022, we opened the Mohawk Valley Fab to complement the materials factory expansion underway at our United States campus headquarters in Durham, North Carolina and the Mohawk Valley Fab began revenue production in late fiscal 2023. We also commenced work on our new materials manufacturing facility in Siler City, North Carolina in the first quarter of fiscal 2023. In addition, we purchased and began renovating an existing epitaxy facility in Farmers Branch, Texas in the fourth quarter of fiscal 2023. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, some of which we have experienced and may experience in the future, including, but not limited to, the following:
•design and construction delays and cost overruns;
•issues in installing and qualifying new equipment and ramping production;
•poor production process yields and reduced quality control; and
•insufficient personnel with requisite expertise and experience to operate an automated silicon carbide device fabrication facility and a materials manufacturing facility.

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. Allocation and effective management of the resources necessary to successfully implement, integrate, train personnel and sustain our information technology platforms will remain critical to ensuring that we are not subject to transaction errors, processing inefficiencies, loss of customers or suppliers, business disruptions or loss of or damage to intellectual property through a security breach in the near term. Additionally, we face these same risks if we fail to allocate and effectively manage the resources necessary to build, implement, upgrade, integrate and sustain appropriate technology infrastructure over the longer term.
Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. Currently, we are focusing on increasing production capacity that utilizes 200mm substrates. If we are not able to increase our production capacity at our targeted rate, if there are unforeseen costs associated with increasing our capacity levels, or if we are unable to obtain advanced semiconductor manufacturing equipment in a timely manner, we may not be able to achieve our financial targets. We may be unable to build or qualify new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling. Significant or prolonged shortages or delivery delays of our products to our customers could delay their manufacturing and negatively impact our relationships with these customers, including triggering the potential payment of penalties on certain agreements.
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or if we fail to forecast demand decreases or changes accurately, we may experience a mismatch between current product demand and manufactured product mix, adversely impacting our results, including due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in fiscal and calendar 2024, we and other semiconductor companies experienced, and have been continuing to experience, softer demand for power products in industrial and energy applications than expected. In response, we adjusted our production mix in our North Carolina fab to manufacture power products for automotive applications, which have higher unit costs in this fab. Changes in product demand from our customers' forecasts may also cause variability in our supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
With the opening of the Mohawk Valley Fab, we have experienced and will continue to experience increased pressure on margins during the period when production begins but before the facility is at full utilization, and in the initial periods we expect these underutilization costs will continue to be substantial as we ramp up the facility. Additionally, our large upfront investment in the facility, or any other new facility, to increase capacity does not guarantee we will need the capacity and we may experience lower than expected capacity once the facility is in production, which could result in further margin pressures.
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
•equipment failure, power outages, fires, flooding, information or other system failures or variations in the manufacturing process, such as the equipment incident we experienced in our Durham fab in late fiscal 2024;
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
In addition, our ability to convert volume manufacturing to larger diameter substrates is an important factor in providing a more cost-effective manufacturing process. We continue to prepare for production using 200mm substrates and if we are unable to make this transition in a timely or cost-effective manner, our results could be negatively impacted.
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
•our customers’ ability to develop competitive products incorporating our products;
•market acceptance of our products and our customers’ products;
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
•our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications and at competitive costs; and
•our ability to secure volume purchase orders related to new products.
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
We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers, including take-or-pay arrangements and capacity reserve deposit agreements. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications or made other modifications we did not specify, which impacted our cost of revenue.
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
We sell a portion of our products to distributors, including a distributor that represented more than 10% of our revenue in fiscal 2024. We rely on distributors to develop and expand their customer base as well as to anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ needs against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance. Similarly, we have the ability to add, consolidate, or remove distributors.
We typically recognize revenue on products sold to distributors when an item is shipped and title passes to the distributor (sell-in method). Certain distributors have limited rights to return inventory under stock rotation programs and have limited price adjustment rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change or we make changes to our distributor roster, we may have to revise our estimates and incur additional costs, and our gross margins and operating results could be adversely impacted.
We depend on a limited number of customers, including distributors, for a substantial portion of our revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.
We receive a significant amount of our revenue from a limited number of customers and distributors, two of which individually represented more than 10% of our consolidated revenue in fiscal 2024. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
We continue to expand into new markets and new market segments. Many of our existing customers who purchase our silicon carbide substrate materials develop and manufacture devices, die and components using those wafers that are offered in the same power market. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our substrate materials. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.
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
On December 2, 2023, we completed the sale of the RF Business to MACOM Technology Solutions Holdings, Inc. (MACOM) pursuant to the Asset Purchase Agreement dated August 22, 2023 (the RF Purchase Agreement). We are subject to a number of risks associated with this transaction, including risks associated with:
•issues, delays or complications in completing required transition activities to allow the RF Business to operate under MACOM, including incurring unanticipated costs to complete such activities;
•the diversion of our management's attention away from the operation of the business we retained;
•the restrictions on and obligations with respect to our business set forth in the RF master supply agreement and the transition services agreement, in each case between us and MACOM;
•the need to provide transition services in connection with the transaction;
•any required payments of indemnification obligations under the RF Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants; and
•our failure to realize the full purchase price anticipated under the RF Purchase Agreement, including due to fluctuations in the market price of MACOM’s common stock before we are able to sell the shares received as partial consideration for the RF Business (the MACOM Shares) following MACOM's assumption of control of the Company's 100mm GaN wafer fabrication facility in Research Triangle Park, North Carolina, approximately two years following the closing of the transaction (the RTP Fab Transfer) and/or the forfeiture of one-quarter of the MACOM Shares in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction.
As a result of these risks, we may be unable to realize the anticipated benefits of the transaction, including the total amount of cash we expect to realize. Our failure to realize the anticipated benefits of the transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue additional strategic transactions.
We are subject to risks associated with the sale of our former Lighting Products and LED Products business units, and these risks could adversely impact our financial condition.
On May 13, 2019, we closed the sale of our former Lighting Products business unit to IDEAL Industries, Inc. (IDEAL) and on March 1, 2021, we completed the sale of our former LED Products business unit (the LED Business) to SMART Global Holdings, Inc. (SGH). We are subject to risks associated with these transactions, including risks associated with any required payments of indemnification obligations under the Purchase Agreement with IDEAL and the Asset Purchase Agreement with SGH for retained liabilities and breaches of representations, warranties or covenants.
As a result, we may be unable to realize the anticipated benefits of these transactions. Our failure to realize the anticipated benefits of these transactions would adversely impact our financial condition and could limit our ability to pursue additional strategic transactions.
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
Our intellectual property position is based in part on patents owned by us and patents licensed to us. We intend to continue to file patent applications in the future, where appropriate, and to pursue such applications with United States and certain foreign patent authorities.
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
Goodwill and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a significant decline in our stock price and market capitalization and slower growth rates in our industry. For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. For example, in the first quarter of fiscal 2024, we recorded an impairment to assets held for sale associated with the then pending RF Business Divestiture of $144.6 million. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.
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
•potential changes in tax laws or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example interpretations and United States regulations issued as a result of the significant changes to the United States tax law included within the Tax Cuts and Jobs Act of 2017 (the TCJA), the Coronavirus Aid, Relief and Economic Security Act of 2020 and the IRA;
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
•variations in realized tax deductions for certain stock-based compensation awards (such as restricted stock) from those originally anticipated; and
•the repatriation of non-United States earnings for which we have not previously provided for taxes or any changes in legislation that may result in these earnings being taxed, regardless of our decision regarding repatriation of funds. For example, the TCJA included a one-time tax on deemed repatriated earnings of non-United States subsidiaries.
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
Rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act impose annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. We may face challenges with government regulators, our customers and our suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Our most recent disclosure regarding our due diligence was filed on May 31, 2024 for calendar year 2023.

General risk factors
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
As of June 30, 2024, our indebtedness consisted of $575.0 million aggregate principal amount of our 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes, and together with the 2026 Notes and the 2028 Notes collectively, the Outstanding Convertible Notes), $1,250.0 million aggregate principal amount of senior secured notes due 2030 (the 2030 Senior Notes) and an aggregate principal amount of $2,000.0 million of deposits under the Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with Renesas Electronics America Inc. (Renesas America). Our ability to pay interest and repay the principal for any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
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

Our business could be negatively impacted by shareholder activism.

We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our board’s attention and resources from our business. For example, on April 22, 2024, JANA Partners LLC delivered a letter to our board of directors calling for a comprehensive review of strategic alternatives. Responding to actions by activist shareholders, such as potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

The capped call transactions may not prevent dilution of our common stock upon conversion of the 2028 Notes or the 2029 Notes.
In connection with the pricing of the 2028 Notes and the 2029 Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2028 Notes and 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the converted 2028 Notes and 2029 Notes, as the case may be, upon conversion of the 2028 Notes and 2029 Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions ($212.04 for the 2028 Notes and $202.538 for the 2029 Notes), there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.
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
Hiring and retaining qualified personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations such as Europe and Asia. For example, there is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, we may experience lower revenue or increased manufacturing costs, which would adversely affect our results of operations.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $22.08 to a high of $67.94 during the twelve months ended June 30, 2024. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
We are exposed to market value fluctuations and inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, municipal bonds, certificates of deposit, government securities and other fixed interest rate investments. The primary objective of our cash investment policy is preservation of principal. However, these investments are generally not Federal Deposit Insurance Corporation insured and may lose value and/or become illiquid regardless of their credit rating.
In addition, we currently hold the MACOM Shares that we acquired in connection with the RF Business Divestiture. These shares are subject to risks inherent in the business of that company and to trends affecting the equity markets as a whole. As more fully discussed in Note 3, "Discontinued Operations" in our consolidated financial statements in Item 8 of this Annual Report, the shares are also subject to restrictions on transfer prior to the RTP Fab Transfer and one quarter of the shares are subject to the risk of forfeiture in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction. Should the value of these shares decline, the related write down in value could have a material adverse effect on our financial condition and results of operations.
From time to time, we have also made investments in public and private companies that engage in complementary businesses.
We may be subject to volatility and uncertainty in customer demand, supply chains, worldwide economies and financial markets resulting from the outbreak of infectious disease or similar public health threat.
We have significant manufacturing operations in the United States and contract manufacturing operations in Asia, which may be affected by the outbreak of infectious diseases or other similar public health threats and the measures to try to contain it. For example, during the COVID-19 pandemic, we experienced some limited disruptions in our supply chain and may experience similar disruptions in the future in the event of a pandemic.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for all litigation relating to our internal affairs, including without limitation (i) any derivative action or proceeding brought on behalf of Wolfspeed, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Wolfspeed to Wolfspeed or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the North Carolina Business Corporation Act (the NCBCA), and our amended and restated articles of incorporation or our amended and restated bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our amended and restated articles of incorporation or our amended and restated bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, shall be the state courts of North Carolina, or if such courts lack jurisdiction, a federal court located within the State of North Carolina, in all cases subject to the courts having personal jurisdiction over the indispensable parties named as defendants. Any such action filed in a North Carolina state court shall be designated by the party filing the action as a mandatory complex business case. In any such action where the NCBCA specifies the division or county wherein the action must be brought, the action shall be brought in such division or county. Our amended and restated bylaws also provide that, notwithstanding the foregoing, (x) the provisions described above will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and (y) unless we consent in writing to the selection of an alternative forum, the federal district courts shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action against Wolfspeed or any director, officer, employee, or agent of Wolfspeed and arising under the Securities Act.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We maintain a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. The program aligns with Wolfspeed's Enterprise Risk Management (ERM) program and addresses information technology and business environments. Our cyber risk management program is designed based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and we aim to incorporate industry best practices throughout.
Our Information Security (InfoSec) Governance, Risk and Compliance (GRC) organization leverages multiple methods and overlapping capabilities to protect the confidentiality, integrity and availability of our data, information and intellectual property. Assessments of Wolfspeed's cyber program are conducted by internal audit and third-party information and cyber experts to monitor the effectiveness and maturity level of Wolfspeed's cybersecurity program.
Cybersecurity tabletop exercises and event simulations are conducted with management, incorporating external resources and advisors, to test our ability and preparedness to respond to cyber threats and identify any areas of weakness. The program, standard operating procedures and supporting tools for determining thresholds for materiality are incorporated as a key component to the incident response program and related activities.
All employees are required to complete cybersecurity training semiannually, with additional on-demand training and phishing campaigns offered throughout the year. InfoSec GRC’s approach to cybersecurity is structured to align with Wolfspeed’s business goals, objectives and regulatory requirements and covers all company locations, globally.

Engagement of Third Parties
Given the complex and quickly evolving nature of cybersecurity threats, we engage third-party advisors to assist our team in developing and maintaining effective cybersecurity risk management. Partnering with external entities allows us to leverage specialized knowledge and insights, better ensuring our cybersecurity strategies and processes are well-designed and effective. For example, in 2023 we engaged a global cybersecurity leader to conduct an external assessment of our Information Security program, which included consideration of the cybersecurity framework, organizational structure and collective capabilities.

Oversight of Third-party Risk
As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments. Our cybersecurity risk management extends to risks associated with our use of third-party service providers. For example, we conduct security risk assessments of third-party providers that request or require access to our digital and information assets.
As of the date of this Annual Report, we have not identified a material cyber incident that would have a material impact on our business, results of operations, or financial condition; however, the occurrence or scope of such events is not always immediately apparent and there can be no assurance that we will not suffer a material cyber incident in the future. Refer to Item 1A "Risk Factors" of this Annual Report for further discussion on cybersecurity risks.

Governance
The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee assists the board of directors with this responsibility by reviewing and discussing our risk program and practices, including cybersecurity risks, with members of senior leadership and management. In turn, the audit committee periodically reports on its review to the full board of directors.

Our Chief Information Officer (CIO) meets at a regular cadence with a member of the board of directors who is the board’s cybersecurity designee. The CIO also briefs the audit committee on the effectiveness of Wolfspeed's cyber risk management program quarterly or in accordance with significant events. In addition, the board of directors is advised by our CIO on Wolfspeed's cybersecurity risk exposures and steps taken to monitor and mitigate cybersecurity risks.
Wolfspeed’s Senior Director of Information Security leads our InfoSec GRC organization and is responsible for the implementation, operation, and monitoring of our cybersecurity risk management program. Our Senior Director of Information Security reports to the CIO, who reports to the Executive Vice President, Chief Financial Officer. The Senior Director of Information Security has over 16 years of experience in the cybersecurity space and has completed advanced training in the fields of cybersecurity and technology.
Responsible for assessing and managing our cyber risk management program, the InfoSec GRC organization is comprised of multiple teams that address and respond to cyber risk related to identification and access management, data protection, security architecture and engineering, security operations, insider threat, and cyber defense. The InfoSec GRC oversees compliance with our cybersecurity framework, including benchmarking, within the organization and facilitates cybersecurity risk management activities. The InfoSec GRC teams also oversee the review and approval process of policies and the security awareness program. Each team reports directly to the Senior Director of Information Security who is responsible for informing the CIO, information technology leadership and senior leadership teams on the prevention, detection, mitigation, and remediation of the program, including cybersecurity incidents.

Item 2. Properties
Our corporate headquarters, primary research and development operations, and primary manufacturing operations are located within our Durham, North Carolina facilities that we own, which sits on 141 acres of owned land.
Our products are also produced at owned manufacturing facilities located in Research Triangle Park (RTP), North Carolina and Marcy, New York and at leased facilities in Fayetteville, Arkansas, and Durham, North Carolina. Our RTP facility sits on 55 acres of owned land and our Marcy, New York facility sits on 55 acres of leased land.
In fiscal 2023, we purchased an existing facility in Farmers Branch, Texas, which will be used for epitaxy production. We are in the process of constructing our materials manufacturing facility in Siler City, North Carolina, which sits on 446 acres of owned land.
Some of our products are also produced at contract manufacturing facilities throughout Asia. We maintain captive lines at some of our contract manufacturers.
We also maintain sales and support offices in leased office premises in North America, Asia, and Europe.
Details on our owned and leased facilities with significant operating activities as of June 30, 2024 are as follows:

Location	Principal Use	Approximate square footage
Owned Facilities
Durham, North Carolina - Silicon Drive Site	Administrative, Production and R&D	1,004,000
Marcy, New York	Production	633,000
Research Triangle Park, North Carolina	Production	179,000

Leased Facilities
Durham, North Carolina - Moore Drive	Production	162,000
Fayetteville, Arkansas	R&D/Production	42,000

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
Our common stock is traded on the New York Stock Exchange under the trading symbol WOLF. There were 226 holders of record of our common stock as of August 16, 2024. Holders of record are defined as those shareholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
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
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index, assuming an investment of $100.00 on June 28, 2019 and the reinvestment of dividends.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
6/28/2019
6/28/2020
6/27/2021
6/26/2022
6/25/2023
6/30/2024
Wolfspeed, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	6/28/2019	6/28/2020	6/27/2021	6/26/2022	6/25/2023	6/30/2024
Wolfspeed, Inc.	$100.00	$102.78	$175.49	$127.09	$88.01	$40.50
Nasdaq Composite Index	100.00	123.12	182.53	148.57	174.25	230.80
Philadelphia Semiconductor Index	100.00	134.13	229.27	194.74	254.85	402.02
Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2024.

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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials and device products in the power market, and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of our respective markets. These uncertainties make demand difficult to forecast for us and our customers. Recently, we and other semiconductor companies have been experiencing softening demand for power products in industrial and energy applications. We continue to experience increased demand for our power products designed for electrical vehicle applications, and we are working closely with our customer base to best match our supply to their demand. We believe the increased demand for our power products reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand.
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items. We have successfully managed through challenges relating to obtaining certain necessary production and processing equipment thus far, and we have continued to see supply availabilities and lead times stabilize across many direct materials. In addition, although we have not experienced significant impacts to date, the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East may further exacerbate global supply constraints. We have taken steps to provide continuity in supply to our customers to the extent possible, including entering into purchase agreements and providing capacity reserve deposits with our suppliers to secure future supply to us.
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
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, geopolitical, economic and regulatory environment in the countries where we do business. Changes in trade policy, such as the imposition or extension of tariffs or export bans to specific customers or countries could reduce or limit demand for, or increase the cost of production of, our products in certain markets.
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

Fiscal 2024 Overview
The following is a summary of our financial results for the year ended June 30, 2024:
•Our year-over-year revenue increased by $48.7 million to $807.2 million.
•Gross margin decreased to 9.6% in fiscal 2024 from 32.0% in fiscal 2023. Gross profit decreased to $77.4 million in fiscal 2024 from $242.9 million in fiscal 2023. Gross margin and gross profit for fiscal 2024 include the impacts of $124.4 million of underutilization costs primarily in connection with the start of production at the Mohawk Valley Fab, which began revenue production in late fiscal 2023. Costs related to the Mohawk Valley Fab for fiscal year 2023 and fiscal year 2022 were classified as operating expenses within factory start-up costs.
•Operating loss from continuing operations was $445.3 million in fiscal 2024 as compared to $311.8 million in fiscal 2023.
•Diluted loss per share from continuing operations was $4.56 in fiscal 2024 as compared to $2.09 in fiscal 2023.
•Combined cash, cash equivalents and short-term investments decreased to $2,174.6 million at June 30, 2024 from $2,954.9 million at June 25, 2023.
•Long-term debt, net, including convertible notes, was $6,161.1 million at June 30, 2024 and $4,175.1 million at June 25, 2023.
•Net cash used in operating activities of continuing operations was $671.3 million in fiscal 2024 as compared to $102.2 million in fiscal 2023.
•Purchases of property and equipment, net were $2,095.5 million (net of $178.5 million in reimbursements) in fiscal 2024 as compared to $794.1 million (net of $155.5 million in reimbursements) in fiscal 2023.
•Design-ins were $9.1 billion in fiscal 2024 as compared to $7.9 billion in fiscal 2023.
•Design-wins were $5.8 billion in fiscal 2024 as compared to $1.8 billion in fiscal 2023.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business and increase production capacity, as indicated by the Mohawk Valley Fab, where we started revenue production in late fiscal 2023. In addition, an expansion of our materials factory in Durham, North Carolina, the construction of a new materials manufacturing facility in Siler City, North Carolina, the renovation of an epitaxy facility in Farmers Branch, Texas, and our plan to construct a new silicon carbide device fabrication facility in Saarland, Germany are all expected to increase our production capacity.
We are primarily focused on investing in our business to expand the scale of production, further develop the technologies, and accelerate the growth opportunities of silicon carbide materials, silicon carbide power devices and modules. We are prioritizing the identification of opportunities to reduce operating costs and to optimize our capital structure in support of these investments in our business. We believe these efforts will support our goals of delivering higher revenue and shareholder returns over time.
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing processes, we have improved yields significantly and expect that we will continue to improve yield levels to support our future growth, particularly as we transition more production to the Mohawk Valley Fab. We are also assessing the closure timeline of our existing device fabrication operations in Durham, North Carolina as part of this transition.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand, although demand in the mid-term appears to be ahead of the industry's supply capabilities. For fiscal 2025, we target approximately $1.2 billion to $1.4 billion of net capital investment.

Results of Operations
Selected consolidated statement of operations data for the years ended June 30, 2024, June 25, 2023 and June 26, 2022 is as follows:

	Fiscal Years Ended
	June 30, 2024		June 25, 2023		June 26, 2022
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$807.2	100.0%	$758.5	100.0%	$572.1	100.0%
Cost of revenue, net	729.8	90.4%	515.6	68.0%	364.0	63.6%
Gross profit	77.4	9.6%	242.9	32.0%	208.1	36.4%
Research and development	201.9	25.0%	165.7	21.8%	142.6	24.9%
Sales, general and administrative	246.4	30.5%	214.3	28.3%	183.0	32.0%
Factory start-up costs	53.8	6.7%	160.2	21.1%	70.0	12.2%
Amortization of acquisition-related intangibles	1.1	0.1%	1.7	0.2%	2.2	0.4%
Loss (gain) on disposal or impairment of other assets	1.2	0.1%	2.0	0.3%	(0.3)	(0.1)%
Other operating expense	18.3	2.3%	10.8	1.4%	13.7	2.4%
Operating loss	(445.3)	(55.2)%	(311.8)	(41.1)%	(203.1)	(35.5)%
Non-operating expense (income), net	127.2	15.8%	(52.0)	(6.9)%	38.8	6.8%
Loss before income taxes	(572.5)	(70.9)%	(259.8)	(34.3)%	(241.9)	(42.3)%
Income tax expense	1.1	0.1%	0.7	0.1%	8.2	1.4%
Net loss from continuing operations	(573.6)	(71.1)%	(260.5)	(34.3)%	(250.1)	(43.7)%
Net (loss) income from discontinued operations	(290.6)	(36.0)%	(69.4)	(9.1)%	49.2	8.6%
Net loss	($864.2)	(107.1)%	($329.9)	(43.5)%	($200.9)	(35.1)%

Basic and diluted loss per share
Continuing operations	($4.56)		($2.09)		($2.08)
Net loss	($6.88)		($2.65)		($1.67)

Revenue
Revenue was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Power Products	$415.6	$409.2	$276.6	$6.4	2%	$132.6	48%
Materials Products	$391.6	$349.3	$295.5	$42.3	12%	$53.8	18%
Revenue	$807.2	$758.5	$572.1	$48.7	6%	$186.4	33%
The increase in revenue for fiscal 2024 as compared to fiscal 2023 was primarily due to increased demand and production capacity in our materials product line. Additionally, our power product line revenue increased primarily in connection with the addition of revenue from automotive applications produced in our Mohawk Valley Fab in fiscal 2024. This increase has been partially offset by the impact of softening demand in industrial applications, which has been largely fulfilled from our North Carolina fab.
The increase in revenue for fiscal 2023 as compared to fiscal 2022 was primarily due to growth in our power product line, where we increased production capacity to meet strong demand. Increased production capacity for our materials product line also contributed to increased revenues.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Gross profit	$77.4	$242.9	$208.1	($165.5)	(68)%	$34.8	17%
Gross margin	10%	32%	36%
As explained further below in Factory Start-up Costs, the operating costs of each of our new facilities will largely be reflected in cost of revenue, net once such facility reaches revenue generating production. During the period when revenue production begins, but before the facility is at its expected utilization level, we expect some of the costs to operate the facility will not be absorbed into the cost of inventory. We expect that these costs will continue to be substantial as we ramp up the facility to the expected or normal utilization level. The costs incurred to operate the facility in excess of the costs absorbed into inventory are referred to as underutilization costs and are expensed as incurred to cost of revenue, net. We expect gross profit and gross margin to be significantly impacted in future periods from these underutilization costs in connection with our new facility construction and expansion projects, the costs of which were expensed as factory start-up costs prior to fiscal 2024.
The decrease in gross profit and gross margin in fiscal 2024 as compared to the prior years was primarily due to underutilization costs incurred within cost of revenue in connection with the start of production at our Mohawk Valley Fab, which began revenue production in late fiscal 2023. Underutilization costs were $124.4 million for fiscal 2024. Costs relating to the Mohawk Valley Fab for fiscal 2023 and fiscal 2022 were expensed within factory start-up costs.
In addition, gross profit and gross margin for fiscal 2024 were impacted by a less favorable product mix, due in part to the shift of production capacity in the North Carolina fab from industrial and energy products to automotive products, which have a higher production cost in this fab.
The increase in gross profit for fiscal 2023 as compared to fiscal 2022 was primarily due to increased revenues in both product lines. This increase was offset partially by increased production costs, unfavorable product mix and higher stock-based compensation costs, which also impacted gross margin during this period.
The decrease in gross margin for fiscal 2023 as compared to fiscal 2022 was primarily due to increased production costs and unfavorable product mix. These impacts were partially offset by a gross margin improvement in fiscal 2023 from realizing the full impact of our early fiscal 2022 change in estimate to increase our expected useful lives of certain machinery and equipment assets to more closely reflect the estimated economic lives of those assets.

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
Research and development expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Research and development	$201.9	$165.7	$142.6	$36.2	22%	$23.1	16%
Percent of revenue	25%	22%	25%
The increases in research and development expenses were primarily due to our continued investment in our silicon carbide technologies, including the development of existing silicon carbide materials and fabrication technology for next generation platforms and expansion of our power product portfolio.
Sales, General and Administrative
Sales, general and administrative (SG&A) expenses are comprised of costs primarily associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and substantially consist of salaries and related compensation costs; consulting and other professional services (such as litigation and other outside legal counsel fees, audit and other compliance costs); marketing and advertising expenses; facilities and insurance costs; and travel costs.
SG&A expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Sales, general and administrative	$246.4	$214.3	$183.0	$32.1	15%	$31.3	17%
Percent of revenue	31%	28%	32%
The increase in SG&A expenses in all periods was primarily due to increased salaries and benefits from increased headcount, including incentive based stock-based compensation, as well as increases in professional services and sponsorship costs.
Factory Start-up Costs

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Factory start-up costs	$53.8	$160.2	$70.0	($106.4)	(66)%	$90.2	129%
Factory start-up costs relate to facilities that have not yet started revenue generating production. When a new facility begins revenue generating production, the operating costs of that facility previously expensed as start-up costs will instead be primarily expensed as part of the cost of the production within the cost of revenue, net line item in our statement of operations.
Factory start-up costs in fiscal 2024 primarily related to costs incurred in connection with the construction of our new materials manufacturing facility in Siler City, North Carolina and materials expansion activities at our Durham, North Carolina location. The decrease in factory start-up costs as compared to the prior year periods is due to the start of revenue generating production at our Mohawk Valley Fab in the fourth quarter of fiscal 2023 and the associated transition of factory operating expenses to cost of production. The majority of start-up costs for fiscal 2022 and fiscal 2023 related to the construction of this facility.

Amortization or Impairment of Acquisition-Related Intangibles
As a result of our acquisitions, we have recognized various amortizable intangible assets, including customer relationships, developed technology and non-compete agreements.
Amortization of intangible assets related to our acquisitions was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Developed technology	$1.1	$1.7	$2.2	$(0.6)	(35)%	$(0.5)	(23)%
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
Loss (gain) on disposal or impairment of other assets were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Loss (gain) on disposal or impairment of other assets	$1.2	$2.0	($0.3)	($0.8)	(40)%	$2.3	(767)%
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
Other Operating Expense
Other operating expense was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Project, transformation and transaction costs	$18.3	$7.4	$6.4	$10.9	147%	$1.0	16%
Factory optimization restructuring costs	—	—	6.1	—	—%	(6.1)	(100)%
Severance costs	—	3.4	1.2	(3.4)	(100)%	2.2	183%
Other operating expense	$18.3	$10.8	$13.7	$7.5	69%	($2.9)	(21)%
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

Non-Operating Expense (Income), net
Non-operating expense (income), net was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Interest income	($135.0)	($58.2)	($11.3)	($76.8)	(132)%	($46.9)	(415)%
Interest expense, net of capitalized interest	246.3	42.6	25.1	203.7	478%	17.5	70%
Loss (gain) on legal proceedings	7.7	(50.3)	—	58.0	115%	(50.3)	(100)%
Loss on debt extinguishment	—	—	24.8	—	—%	(24.8)	(100)%
Gain on equity investment	(18.5)	—	—	(18.5)	(100)%	—	—%
Loss on Wafer Supply Agreement	25.3	13.6	0.8	11.7	86%	12.8	1,600%
Other expense, net	1.4	0.3	(0.6)	1.1	367%	0.9	150%
Non-operating expense (income), net	$127.2	($52.0)	$38.8	$179.2	345%	($90.8)	(234)%
Interest income. The increase in interest income in fiscal 2024 and fiscal 2023 was primarily driven by increased average short-term investment balances throughout fiscal 2024. Our average short-term investment balances increased significantly from the net proceeds we received from the sale of our 2030 Senior Notes in the fourth quarter of fiscal 2023, as well as from the receipt of deposits under the CRD Agreement with Renesas America, pursuant to which we received an initial deposit of $1 billion in the first quarter of fiscal 2024 and additional deposits of $500 million each in the third and fourth quarters of fiscal 2024.
The increase in interest income in fiscal 2022 was primarily due to interest income received on our previously held note receivable from SGH in connection with the LED Business Divestiture (as defined below), partially offset by decreased investment returns from our short-term investment securities.
Interest expense, net of capitalized interest. The increase in interest expense in fiscal 2024 as compared to fiscal 2023 was primarily due to interest on deposits under the CRD Agreement, which were not outstanding as of June 25, 2023, and interest from the 2030 Senior Notes which were issued at the end of fiscal 2023. The increase in fiscal 2023 as compared to fiscal 2022 was primarily due to interest from our 2029 Notes and 2030 Senior Notes, which were not outstanding as of June 26, 2022. This increase was partially offset by a decrease in interest expense from our 2028 Notes, primarily due to the adoption of ASU 2020-06, which eliminated interest expense relating to the accretion on discount in the current period. In addition, an increase in interest expense from the 2026 Notes, the interest of which was fully capitalized in fiscal 2022 but was almost fully expensed in fiscal 2023, was offset by a decrease in interest expense from our 0.875% convertible senior notes due September 1, 2023 (the 2023 Notes), which were extinguished in the second quarter of fiscal 2022.
Loss (gain) on legal proceedings. In fiscal 2024, we recognized approximately $7.7 million of customs duties for alleged undervaluation of duties related to transactions by our former Lighting Products business unit from 2012 to 2017. In fiscal 2023, we received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The gain recognized is net of legal fees incurred.
Loss on debt extinguishment. In the second quarter of fiscal 2022, all of our then-outstanding 2023 Notes were converted into shares of our common stock, which resulted in a loss on extinguishment of $24.8 million.
Gain on equity investment. The gain on equity investment for fiscal 2024 relates to changes in fair value of the MACOM Shares.
Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Business to SGH and its wholly owned subsidiary CreeLED, Inc. (CreeLED and collectively with SGH, SMART) in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which we supply CreeLED with certain silicon carbide materials and fabrication services for up to four years. We recognized a supply agreement liability in connection with this agreement, which reached full amortization in the second quarter of fiscal 2023. We expect losses from this agreement to continue through September 2024.

.Income Tax Expense
Income tax expense and our effective tax rate was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Income tax expense	$1.1	$0.7	$8.2	0.4	57%	(7.5)	(91)%
Effective tax rate	—%	—%	(3)%
The change in the effective tax rate from (3)% in fiscal 2022 to 0% in fiscal 2023 and fiscal 2024 was primarily due to $7.3 million of income tax expense recognized in the second quarter of fiscal 2022 related to the restructuring of our Luxembourg holding company.
In general, the variation between our effective income tax rate and the current United States statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets, (ii) income derived from international locations with differing tax rates than the United States, and (iii) tax credits generated.
Net Loss from Discontinued Operations
We have classified the results of our former RF Business as discontinued operations in our consolidated statements of operations for all periods presented. We ceased recording depreciation and amortization of long-lived assets of the RF Business upon classification as discontinued operations in August 2023.

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024		2022 to 2023
Net (loss) income from discontinued operations	($290.6)	($69.4)	$49.2	($221.2)	(319)%	($118.6)	(241)%
Net loss from discontinued operations in fiscal 2024 included a $204.0 million loss on sale of our former RF Business.
Net income from discontinued operations in fiscal 2022 included the receipt of an unsecured promissory note from CreeLED as additional consideration to satisfy the earnout obligations pursuant to the LED Purchase Agreement. The additional consideration was based upon the revenue and gross profit performance of our former LED Business in the first four full fiscal quarters following the closing.
Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses, debt service costs, working capital requirements and capital expenditures, including the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment, as well as outlays for research and development, strategic acquisitions and investments. Our principal sources of liquidity are cash on hand and marketable securities.
Based on past performance and current expectations, we believe our current working capital will be adequate to meet our cash needs for at least the next 12 months. With the strength of our working capital position, we believe that we have the ability to continue to invest in the near-term expansion of our production capacity, further develop our product portfolio and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties. However, even with our strong working capital position, we expect to need additional funding to fully complete all of our intended capacity expansions.

Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	Change
Cash and cash equivalents	$1,045.9	$1,757.0	($711.1)
Short-term investments	1,128.7	1,197.9	(69.2)
Total cash, cash equivalents and short-term investments	$2,174.6	$2,954.9	($780.3)
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, partially reduced by accounts payable and accrued expenses.
In the first quarter of fiscal 2024, we entered into the CRD Agreement with Renesas America, pursuant to which Renesas America agreed to provide us up to $2 billion in unsecured deposits, subject to certain conditions. We received an initial deposit of $1 billion in the first quarter of fiscal 2024, a second deposit of $500 million in the third quarter of fiscal 2024 and the third and final deposit of $500 million in the fourth quarter of fiscal 2024.
In the second quarter of fiscal 2024, we completed the sale of the RF Business and received approximately $75 million in cash. In the third quarter of fiscal 2024, we received a $57.5 million Land Acquisition Business Investment Grant from the North Carolina Department of Commerce.
In fiscal 2023, we issued and sold a total of $1,750.0 million aggregate principal amount of 2029 Notes and $1,250.0 million aggregate principal amount of 2030 Senior Notes, as discussed in Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report. The total net proceeds from the sale of the 2029 Notes were $1,718.6 million, of which we used $273.9 million to fund the cost of entering into capped call transactions. The total net proceeds from the sale of the 2030 Senior Notes were approximately $1,149.3 million. In connection with the sale of our 2030 Senior Notes, we terminated the $125.0 million secured revolving line of credit prior to its scheduled maturity date of January 9, 2026.
In fiscal 2022, all outstanding 2023 Notes were surrendered for conversion following our issuance on December 8, 2021 of a notice to holders of the 2023 Notes calling for the redemption of the remaining outstanding 2023 Notes, resulting in the settlement of the outstanding $424.8 million aggregate principal amount of 2023 Notes in approximately 7.1 million shares of our common stock. Also in fiscal 2022, we issued and sold a total of $750.0 million aggregate principal amount of 2028 Notes, as discussed in Note 10, "Long-term Debt," to our consolidated financial statements in Item 8 of this Annual Report. The total net proceeds of the 2028 Notes were $732.3 million, of which we used $108.2 million to fund the cost of entering into capped call transactions.
In addition, we received early payments on two unsecured promissory notes issued to us in connection with the sale of certain assets and subsidiaries comprising the LED Business to SMART on March 1, 2021 (the LED Business Divestiture). In the third quarter of fiscal 2022, we received an early payment in the amount of $125.0 million, along with outstanding accrued and unpaid interest as of the payment date, relating to the Purchase Price Note. In the first quarter of fiscal 2023, we received an early payment in the amount of $101.8 million in connection with the unsecured promissory note issued in the fourth quarter of fiscal 2022 as an earn-out payment.
As of June 30, 2024, we had unrealized losses on our short-term investments of $9.3 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at June 30, 2024 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able to and we intend to hold each of the investments held with an unrealized loss as of June 30, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 30, 2024.
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

Expected Uses of Liquidity
We opened the Mohawk Valley Fab in the fourth quarter of fiscal 2022 to expand capacity for production of our silicon carbide devices and started revenue generating production at the facility in the fourth quarter of fiscal 2023. We expect to invest approximately $2.0 billion in total construction, equipment and other related costs for the new facility, of which approximately $500 million is expected to be reimbursed over time by the State of New York Urban Development Corporation (doing business as Empire State Development) under a Grant Disbursement Agreement (the GDA). As of June 30, 2024, we have spent approximately $1.2 billion and received $425.4 million in reimbursements.
Additionally, we recently started construction on a new materials manufacturing facility in Siler City, North Carolina. We expect to invest approximately $2.3 billion in total construction, equipment and other related costs for the facility through fiscal 2025. As of June 30, 2024, we have spent approximately $1.3 billion.
In February 2023, we announced the intention to build a highly automated, cutting-edge wafer fabrication facility in Saarland, Germany. We are continuing to work with the European Union, German and Saarland governments on the incentive package for this facility. The timing and amount of these incentives are uncertain and could happen, if at all, in fiscal 2026 or beyond. We will not commence construction of this facility until we have finalized these incentives, and we expect the vast majority of the investment to occur after fiscal 2025.

For fiscal 2025, we target approximately $1.2 billion to $1.4 billion of capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on the Mohawk Valley Fab and the construction of our new materials manufacturing facility in Siler City, North Carolina. Compared to fiscal 2024, our capital investment related to these new facilities during the next 12 months will be significantly less and will continue to decrease substantially as we complete the majority of construction related to this phase of our expansion efforts. As such, our ability to modulate capital investment up or down in response to expected production capacity requirements will continue to increase.
We have take-or-pay supplier agreements that require a minimum of $235.2 million of purchases over the next four years and a commitment to provide quarterly capacity reservation deposits with a remaining total of $21.6 million over the next 18 months, as outlined further in Note 15, "Commitments and Contingencies," to our consolidated financial statements in Item 8 of this Annual Report.
Given our current cash and investments position, we believe we will be able to fund daily operating expenses, debt service, working capital and capital requirements for at least the next 12 months but we expect to need additional funding to fully complete all of our previously announced planned expansion initiatives described above. We may seek to obtain funding through, among other avenues, government funding in both the United States and Europe, public or private equity offerings and debt financings (which may involve refinancing, modifying or retiring some of our existing debt). In addition, we may also apply for and potentially sell tax credits as part of the IRA to further fund our expansion initiatives.
In addition to ordinary operating expenses, our estimated future obligations consist of leases, debt, and interest on long-term debt. For a description of contractual obligations, including lease and debt obligations, see Note 5, "Leases," Note 10, "Long-term Debt," and Note 15, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report.
Cash Flows
In summary, our cash flows were as follows (in millions of U.S. Dollars):

	Fiscal Years Ended			Year-Over-Year Change
	June 30, 2024	June 25, 2023	June 26, 2022	2023 to 2024	2022 to 2023
Cash used in operating activities of continuing operations	($671.3)	($102.2)	($124.8)	($569.1)	$22.6
Cash used in investing activities of continuing operations	(1,940.2)	(1,139.2)	(382.0)	(801.0)	(757.2)
Cash provided by financing activities of continuing operations	1,958.0	2,597.1	615.9	(639.1)	1,981.2
Effect of foreign exchange changes	(0.2)	—	(0.2)	(0.2)	0.2
Cash used in discontinued operations	(57.4)	(48.2)	(38.4)	(9.2)	(9.8)
Net increase (decrease) in cash and cash equivalents	($711.1)	$1,307.5	$70.5	($2,018.6)	$1,237.0

Cash Flows from Operating Activities
Net cash used in operating activities increased in fiscal 2024 as compared to fiscal 2023 primarily due to an increased net loss and decreased working capital as a result of inventory growth, interest payments on long-term debt and increased payments for supplier deposits.
Net cash used in operating activities decreased in fiscal 2023 as compared to fiscal 2022 primarily due to a decrease in working capital in fiscal 2023, which was primarily driven by increased customer reserve deposits received and a smaller increase in accounts receivable, net, both of which offset increased inventory growth. This was partially offset by an increase in net loss during the period.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.
The increase in net cash used in investing activities in fiscal 2024 as compared to fiscal 2023 was primarily due to an increase in net property and equipment purchases of $1,301.4 million, partially offset by an increase in net proceeds from maturities and sales of short-term investments.
The increase in net cash used in investing activities in fiscal 2023 as compared to fiscal 2022 was primarily due to a $296.3 million increase in net property and equipment, and a $436.2 million increase in net purchases of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2024 primarily consisted of $2.0 billion in net proceeds from the receipt of deposits under the CRD Agreement.
Net cash provided by financing activities in fiscal 2023 primarily consisted of $2.9 billion in net proceeds from issuing the 2029 Notes and the 2030 Senior Notes, partially offset by $273.9 million in cash paid for the capped call transactions in connection with issuing the 2029 Notes.
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, equity prices, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 30, 2024 and June 25, 2023. Actual results may differ materially.
Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, United States agency securities, United States treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 30, 2024 and June 25, 2023, our cash equivalents and short-term investments had a fair value of $1,226.0 million and $1,456.0 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $12.3 million at June 30, 2024 and $14.6 million at June 25, 2023.

Equity Prices
In connection with the RF Business Divestiture, we received the MACOM Shares which had a market value of approximately $79.3 million as of June 30, 2024, based on the closing price of MACOM common stock on June 28, 2024, the last trading day of our fourth fiscal quarter. If quoted market values on MACOM's common stock were to hypothetically decrease 10%, the fair value of the MACOM Shares would decrease by $7.9 million at June 30, 2024.
Currency Rate and Price Risk
All of our operations have a functional currency of the United States Dollar. However, we operate internationally and have transactions denominated in foreign currencies, and therefore we are exposed to currency exchange rate risks. Fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(b) of SEC Regulation S-K.
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
We evaluate our estimates on an ongoing basis, including those related to revenue recognition, valuation of inventories, tax-related contingencies, valuation of stock-based compensation, valuation of long-lived and intangible assets, other contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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
Revenue Recognition
For the year ended June 30, 2024, approximately a quarter of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include value added resellers, manufacturers who incorporate our products into their own manufactured goods, or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors. This arrangement is often referred to as a “sell-in” or “point-of-purchase” model as opposed to a “sell-through” or “point-of-sale” model, where revenue is deferred and not recognized until the distributor sells the product through to their customer.

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
Deferred Tax Asset Valuation Allowances
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, “Income Taxes” (ASC 740), we evaluate all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a deferred tax asset is more likely than not to be realized. In assessing the adequacy of a recognized valuation allowance, we consider all available positive and negative evidence to estimate if sufficient future taxable income of the right character will be generated to utilize the existing deferred tax assets by jurisdiction. This consideration includes a variety of factors such as historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such a determination is made; conversely, if we decrease a valuation allowance, our income tax expense decreases in the period such a determination is made.
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

In accordance with the provisions of ASC 740, we establish unrecognized tax benefits (as a reduction to the deferred tax asset or as an increase to other liabilities) to reduce some or all of the tax benefit of any of our tax positions at such time that we determine the position has become uncertain based upon one of the following conditions: the tax position is not “more likely than not” to be sustained; the tax position is “more likely than not” to be sustained, but for a lesser amount; or the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these unrecognized tax benefits, including any impact on related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.
A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have established an unrecognized benefit or are required to pay amounts in excess of what we have recognized, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash, existing deferred tax assets, and/or result in an increase in our effective tax rate in the year of resolution, whereas, a favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
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
Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in our financial statements. For restricted stock and stock unit awards, grant date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term. As of June 30, 2024, we have $136.7 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.42 years.
We estimate expected forfeitures at the time of grant and revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Our determination of an estimated forfeiture rate is primarily based upon a review of historical experience but may also include consideration of other facts and circumstances we believe are indicative of future activity. The assessment of an estimated forfeiture rate will not alter the total compensation expense to be recognized, only the timing of this recognition as compensation expense is adjusted to reflect instruments that vest.

Long-Lived Assets
We evaluate long-lived assets such as property, equipment and finite-lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being used, or a significant change, delay or departure in our strategy for that asset. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which we believe are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, the economic life of the asset, sales volumes, prices, the cost of capital, tax rates, and capital spending. These factors are often interdependent and therefore do not change in isolation. If an impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets; if so, an impairment loss is measured and recognized. Our impairment loss calculations require that we apply judgment in estimating future cash flows and asset fair values, including estimating useful lives of the assets. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to recognize additional impairment losses which could be material to our results of operations.
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
We may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reporting unit’s carrying value is greater than its fair value. Such factors may include the following, among others: a significant decline in the reporting unit’s expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate, such as, unanticipated competition or slower growth rates; as well as changes in management, key personnel, strategy, and customers. If our qualitative assessment indicates that goodwill impairment is more likely than not, we determine the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
We compare the fair value of the reporting unit to its carrying value, including goodwill. We derive a reporting unit’s fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The market and income approaches require significant judgment, including (i) the estimation of future revenues, gross margins, and operating expenses, all of which are dependent on internal forecasts, current and anticipated economic conditions and trends, (ii) the selection of market multiples through an assessment of the reporting unit’s performance relative to peer competitors, (iii) the estimation of the long-term revenue growth rate and discount rate from the capital asset pricing model and (iv) the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge. The fair values are reconciled back to our consolidated market capitalization.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wolfspeed, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wolfspeed, Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and June 25, 2023, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and June 25, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt on June 27, 2022.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Reserves for Distributor Programs - Ship and Debit

As described in Note 2 to the consolidated financial statements, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within the Company’s standard commercial terms. Certain distributors are provided customer pricing arrangements under the Company’s “ship and debit” program. Distributor sales approximate a quarter of total net revenue of $807.2 million for the year ended June 30, 2024. Management makes estimates of changes in selling prices when the corresponding product ships. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. Accordingly, estimates for these rights are recognized at the time of sale as a contract liability and a reduction of product revenue. The associated reserves for ship and debit program to distributors make up a significant portion of the contract liabilities and distributor-related reserves account balance of $62.3 million.

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

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 22, 2024

We have served as the Company’s auditor since 2013.

WOLFSPEED, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 25, 2023
in millions of U.S. Dollars, except share data in thousands
Assets
Current assets:
Cash and cash equivalents	$1,045.9	$1,757.0
Short-term investments	1,128.7	1,197.9
Total cash, cash equivalents and short-term investments	2,174.6	2,954.9
Accounts receivable, net	147.4	154.8
Inventories	440.7	284.9
Income taxes receivable	0.5	0.8
Prepaid expenses	56.6	36.8
Other current assets	179.8	131.5
Current assets held for sale from discontinued operations	—	42.8
Total current assets	2,999.6	3,606.5
Property and equipment, net	3,652.3	2,165.5
Goodwill	359.2	359.2
Intangible assets, net	23.9	23.9
Long-term receivables	2.3	2.6
Other long-term investments	79.3	—
Deferred tax assets	1.1	1.2
Other assets	866.9	303.3
Long-term assets held for sale from discontinued operations	—	124.5
Total assets	$7,984.6	$6,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$523.6	$534.5
Contract liabilities and distributor-related reserves	62.3	39.0
Income taxes payable	1.0	9.6
Finance lease liabilities	0.5	0.5
Other current liabilities	77.9	35.7
Current liabilities held for sale from discontinued operations	—	8.6
Total current liabilities	665.3	627.9
Long-term liabilities:
Long-term debt	3,126.2	1,149.5
Convertible notes, net	3,034.9	3,025.6
Deferred tax liabilities	10.8	3.9
Finance lease liabilities - long-term	8.9	9.2
Other long-term liabilities	256.4	143.4
Long-term liabilities held for sale from discontinued operations	—	5.3
Total long-term liabilities	6,437.2	4,336.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 30, 2024 and June 25, 2023; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at June 30, 2024 and 200,000 shares authorized at June 25, 2023; 126,409 and 124,794 shares issued and outstanding at June 30, 2024 and June 25, 2023, respectively	0.2	0.2
Additional paid-in-capital	3,821.9	3,711.0
Accumulated other comprehensive loss	(11.6)	(25.1)
Accumulated deficit	(2,928.4)	(2,064.2)
Total shareholders’ equity	882.1	1,621.9
Total liabilities and shareholders’ equity	$7,984.6	$6,586.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 30, 2024	June 25, 2023	June 26, 2022
in millions of U.S. Dollars, except share data
Revenue, net	$807.2	$758.5	$572.1
Cost of revenue, net	729.8	515.6	364.0
Gross profit	77.4	242.9	208.1
Operating expenses:
Research and development	201.9	165.7	142.6
Sales, general and administrative	246.4	214.3	183.0
Factory start-up costs	53.8	160.2	70.0
Amortization of acquisition-related intangibles	1.1	1.7	2.2
Loss (gain) on disposal or impairment of other assets	1.2	2.0	(0.3)
Other operating expense	18.3	10.8	13.7
Operating loss	(445.3)	(311.8)	(203.1)
Non-operating expense (income), net	127.2	(52.0)	38.8
Loss before income taxes	(572.5)	(259.8)	(241.9)
Income tax expense	1.1	0.7	8.2
Net loss from continuing operations	(573.6)	(260.5)	(250.1)
Net (loss) income from discontinued operations	(290.6)	(69.4)	49.2
Net loss	($864.2)	($329.9)	($200.9)

Basic and diluted loss per share
Continuing operations	($4.56)	($2.09)	($2.08)
Net loss	($6.88)	($2.65)	($1.67)

Weighted average shares - basic and diluted (in thousands)	125,693	124,374	120,120
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 30, 2024	June 25, 2023	June 26, 2022
in millions of U.S. Dollars
Net loss	($864.2)	($329.9)	($200.9)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	13.5	0.2	(28.0)
Comprehensive loss	($850.7)	($329.7)	($228.9)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
in millions of U.S. Dollars	June 30, 2024	June 25, 2023	June 26, 2022
Operating activities:
Net loss	($864.2)	($329.9)	($200.9)
Net (loss) income from discontinued operations	(290.6)	(69.4)	49.2
Net loss from continuing operations	(573.6)	(260.5)	(250.1)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation and amortization	181.0	145.6	111.5
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	28.4	7.5	20.1
Loss on extinguishment of debt	—	—	24.8
Stock-based compensation	84.9	72.7	53.7
Gain on equity investment	(18.5)	—	—
Loss on disposal or impairment of long-lived assets, including loss on disposal portion of factory start-up costs	1.2	3.8	1.0
Amortization of (premium) discount on investments, net	(27.5)	(4.7)	6.1
Realized gain on sale of investments	—	—	(0.3)
Deferred income taxes	0.2	0.5	0.7
Changes in operating assets and liabilities:
Accounts receivable, net	7.4	(4.6)	(54.3)
Inventories	(152.3)	(93.1)	(59.2)
Prepaid expenses and other assets	(124.7)	(20.8)	(1.1)
Accounts payable	(45.8)	27.0	30.3
Accrued salaries and wages and other liabilities	(50.2)	(0.7)	(9.6)
Contract liabilities and distributor-related reserves	18.2	25.1	1.6
Net cash used in operating activities of continuing operations	(671.3)	(102.2)	(124.8)
Net cash used in operating activities of discontinued operations	(54.3)	(40.4)	(29.4)
Cash used in operating activities	(725.6)	(142.6)	(154.2)
Investing activities:
Purchases of property and equipment	(2,274.0)	(949.6)	(636.8)
Purchases of patent and licensing rights	(5.9)	(4.9)	(4.8)
Proceeds from sale of property and equipment	0.4	1.7	3.1
Purchases of short-term investments	(1,601.1)	(1,191.0)	(475.0)
Proceeds from maturities of short-term investments	1,448.4	637.2	242.3
Proceeds from sale of short-term investments	237.9	110.1	225.2
Reimbursement of property and equipment purchases from long-term incentive agreement	178.5	155.5	139.0
Proceeds from sale of business	75.6	101.8	125.0
Net cash used in investing activities of continuing operations	(1,940.2)	(1,139.2)	(382.0)
Net cash used in investing activities of discontinued operations	(3.1)	(7.8)	(9.0)
Cash used in investing activities	(1,943.3)	(1,147.0)	(391.0)
Financing activities:
Proceeds from long-term debt borrowings	2,000.0	1,200.0	20.0
Proceeds from convertible notes	—	1,750.0	750.0
Payments of debt issuance costs	(46.0)	(82.1)	(17.7)
Cash paid for capped call transactions	—	(273.9)	(108.2)
Proceeds from issuance of common stock	23.4	23.8	22.4
Tax withholding on vested equity awards	(18.0)	(19.2)	(29.1)
Payments on long-term debt borrowings, including finance lease obligations	(0.4)	(0.5)	(20.5)
Commitment fees on long-term incentive agreement	(1.0)	(1.0)	(1.0)
Cash provided by financing activities	1,958.0	2,597.1	615.9
Effects of foreign exchange changes on cash and cash equivalents	(0.2)	—	(0.2)
Net change in cash and cash equivalents	(711.1)	1,307.5	70.5
Cash and cash equivalents, beginning of period	1,757.0	449.5	379.0
Cash and cash equivalents, end of period	$1,045.9	$1,757.0	$449.5
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Number of Shares	Par Value
Share data in thousands, U.S. Dollar information in millions
Balance at June 27, 2021	115,691	$0.1	$3,676.8	($1,563.1)	$2.7	$2,116.5
Net loss	—	—	—	(200.9)	—	(200.9)
Unrealized loss on available-for-sale securities	—	—	—	—	(28.0)	(28.0)
Tax withholding on vested equity awards	—	—	(29.1)	—	—	(29.1)
Stock-based compensation	—	—	62.8	—	—	62.8
Exercise of stock options and issuance of shares	978	—	22.4	—	—	22.4
Issuance of shares related to the extinguishment of convertible notes due September 1, 2023	7,126	0.1	416.1	—	—	416.2
Issuance of convertible notes due February 15, 2028	—	—	187.6	—	—	187.6
Capped call transactions related to the issuance of convertible notes due February 15, 2028	—	—	(108.2)	—	—	(108.2)
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(329.9)	—	(329.9)
Unrealized gain on available-for-sale securities	—	—	—	—	0.2	0.2
Tax withholding on vested equity awards	—	—	(19.2)	—	—	(19.2)
Stock-based compensation	—	—	84.9	—	—	84.9
Exercise of stock options and issuance of shares	999	—	23.8	—	—	23.8
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Capped call transactions related to the issuance of convertible notes due December 1, 2029	—	—	(273.9)	—	—	(273.9)
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(864.2)	—	(864.2)
Unrealized gain on available-for-sale securities	—	—	—	—	13.5	13.5
Tax withholding on vested equity awards	—	—	(18.0)	—	—	(18.0)
Stock-based compensation	—	—	105.5	—		105.5
Exercise of stock options and issuance of shares	1,615	—	23.4	—	—	23.4
Balance at June 30, 2024	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
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
Previously, the Company designed, manufactured and sold radio-frequency (RF) devices. As discussed more fully below in Note 3, “Discontinued Operations,” on December 2, 2023, the Company completed its previously announced sale of certain assets and subsidiaries comprising its RF product line. As a result, the Company has classified the results and cash flows of the RF product line as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale as of June 25, 2023 in the consolidated balance sheet. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
The Company’s continuing operations consist of power devices, which are used in electric vehicles, motor drives, power supplies, solar and transportation applications and silicon carbide and gallium nitride (GaN) materials, which are targeted for customers who use them to manufacture products for RF, power and other applications.
The majority of the Company's products are manufactured at its production facilities located in North Carolina, New York and Arkansas. The Company also uses contract manufacturers for certain products and aspects of product fabrication, assembly and packaging. The Company operates research and development facilities in North Carolina, Arkansas and New York.
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
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company's 2024 fiscal year was a 53-week fiscal year. The Company’s 2023 and 2022 fiscal years were 52-week fiscal years. The next 53-week fiscal year will be for the Company's 2030 fiscal year.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, valuation of inventories, tax related contingencies, valuation of refundable tax credits, valuation of stock-based compensation, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. The Company evaluates whether the unrealized loss is due to market factors or changes in the investment holdings' credit rating. An expected credit loss will be recorded when an investment in an unrealized loss position is determined to have lost value from a decreased credit rating. The Company does not record an allowance for credit losses on receivables related to accrued interest. For the fiscal years ended June 30, 2024 and June 25, 2023, no allowance for credit losses was recorded.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in non-operating expense (income), net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such securities represent the investment of cash that is available for current operations.
Fair Value of Financial Instruments
The Company performs recurring fair value measurements for its cash equivalents and short-term investments, as discussed further in Note 8, "Fair Value of Financial Instruments." In addition, cash, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 30, 2024 and June 25, 2023 due to the short-term nature of these instruments.

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
Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the term of the related lease. In general, the Company’s policy for useful lives is as follows:

Buildings and building improvements	5 to 40 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	5 years
Vehicles	5 years
Computer hardware/software	3 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operating income or loss.
The Company considers a long-lived asset to be abandoned after the Company has ceased use of such asset and there is no longer intent to use or repurpose the asset in the future. Abandoned long-lived assets are recorded at their salvage value, if any.
Government Assistance Programs and Incentives
The Company receives, or expects to receive in the future, various types of government assistance, primarily in the form of grants, refundable tax credits, property tax reimbursements and sales tax exemptions. Government assistance is recognized when there is reasonable assurance that: (1) the Company will comply with the relevant conditions and (2) the assistance will be received. Government assistance related to reimbursing fixed asset purchases, such as reimbursement grants and refundable federal investment tax credits, are recorded as a reduction to the related asset(s), which then reduces depreciation expense over the expected useful life of the asset on a straight-line basis. If some, or all, of the amount of government assistance becomes repayable (e.g. due to non-fulfillment of the grant conditions) or there is no longer reasonable assurance the amount will be received (e.g. due to additional interpretive guidance) then the adjustment is accounted for prospectively as a change in accounting estimate. The effect of the change in estimate is recognized in the period in which management concludes that it is no longer reasonably assured that all of the grant conditions will be met. A corresponding financial liability is recognized for the amount of the repayment, if any.
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
As of June 30, 2024, the Company has reduced property and equipment, net by $503.5 million as a result of expected and received reimbursements from the State of New York Urban Development Corporation, of which $426.2 million has been received in cash and an additional $77.3 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Manufacturing Facility in Siler City, North Carolina
In connection with the construction of a new materials manufacturing facility in Siler City, North Carolina, the Company expects to receive incentives over the next 20 years from state, county and local governments, primarily in the form of property tax reimbursements and sales tax exemptions on purchased machinery and equipment. In order to receive property tax reimbursements, the Company is required to comply with investment and job targets.

As of June 30, 2024, the Company has reduced property and equipment, net by $67.3 million as a result of expected and received reimbursements from the North Carolina Department of Commerce and the Town of Siler City, of which $57.5 million has been received in cash and $9.8 million in receivables are recorded in other current assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the third quarter of fiscal 2024.
United States CHIPS and Science Act of 2022 (the CHIPS Act)
The Company expects to receive refundable federal investment tax credits and is in negotiation with respect to capital grants through the CHIPS Act in connection with ongoing expansion projects. As of June 30, 2024, the Company has reduced property and equipment, net by $641.8 million as a result of expected refundable tax credits in connection with the CHIPS Act.
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenue, net in the consolidated statements of operations and are recognized as a period expense during the period in which they are incurred.
Goodwill and Intangible Assets
The Company recognizes assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recognized as goodwill. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, an estimate of future cash flows from product revenue, the use of appropriate discount rates, the continuation of customer relationships and the renewal of customer contracts, and the assessment of appropriate useful lives of intangible assets acquired.
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
The Company conducts impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole, or an operation one level below an operating segment, referred to as a component. The Company has determined that it has one reporting unit.
The Company may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reporting unit’s carrying value is greater than its fair value. Such factors may include the following, among others: a significant decline in the reporting unit’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate, such as unanticipated competition or slower growth rates; as well as changes in management, key personnel, strategy and customers. If the Company's qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company performs a quantitative goodwill impairment test to determine if goodwill is impaired. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill.
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
Finite-Lived Intangible Assets
U.S. GAAP requires that intangible assets, other than goodwill and indefinite-lived intangibles, must be amortized over their useful lives. The Company is currently amortizing its acquired intangible assets with finite lives over periods up to 10 years.

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

Some of the Company’s distributors are provided limited rights that allow them to return a portion of inventory (product exchange rights or stock rotation rights) and receive credits for changes in selling prices (price protection rights) or customer pricing arrangements under the Company’s “ship and debit” program or other targeted sales incentives. These estimates are calculated based upon historical experience, product shipment analysis, current economic conditions, on-hand inventory at the distributor, and customer contractual arrangements. The Company believes that it can reasonably and reliably estimate the allowance for distributor credits at the time of sale. Accordingly, estimates for these rights are recognized at the time of sale as a distributor reserve and a reduction of product revenue.
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
Leases
At lease inception, the Company determines an arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights, and the lessee obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset. Depending on the terms, leases are classified as either operating or finance leases, if the Company is the lessee, or as operating, sales-type or direct financing leases, if the Company is the lessor. The Company does not have any sales-type or direct financing leases. Lease agreements frequently include other services such as maintenance, electricity, security, janitorial and reception services. The Company accounts for the lease and non-lease components in its arrangements as a single lease component.
Accounting for Leases as a Lessee
Right-of-use assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Assets and liabilities are recognized based on the present value of lease payments over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of the renewal option is at the Company's sole discretion and the Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities. The Company remeasures its lease liability and adjusts the related right-of-use asset upon the occurrence of the following: lease modifications not accounted for as a separate contract; a triggering event that changes the certainty of the lessee exercising an option to renew or terminate the lease, or purchase the underlying asset; a change to the amount probable of being owed by the Company under a residual value guarantee; or the resolution of a contingency upon which the variable lease payments are based such that those payments become fixed.
Because most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease assets are generally amortized over the term of the lease. If the finance lease transfers ownership of the underlying asset to the Company, or the Company is reasonably certain it will exercise an option to purchase the underlying asset, the finance lease assets are amortized on a straight-line basis over the useful life of the asset. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations.

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
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $13.8 million, $11.5 million, and $7.1 million for the years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively.
Retirement Savings Plan
The Company sponsors one employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code. All United States employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, the Company contributed approximately $13.3 million, $10.5 million and $8.8 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
Research and Development
Research and development expenses consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development activities are expensed when incurred.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, nonvested restricted stock, contingently issuable shares using the treasury stock method and the potential issuance of shares in connection with the Company's convertible notes using the if-converted method, unless the effect of such increases would be anti-dilutive.
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
Taxes
The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
Taxes payable, which are not based on income, are accrued ratably over the period to which they apply. For example, payroll taxes are accrued each period end based upon the amount of payroll taxes that are owed as of that date; whereas taxes such as property taxes and franchise taxes are accrued over the fiscal year to which they apply if paid at the end of a period, or they are amortized ratably over the fiscal year if they are paid in advance.
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
Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest, was $213.5 million, $28.7 million, and $3.2 million for the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively.
Cash paid (received) for taxes, net of refunds received, was $9.8 million, $2.9 million and $(4.4) million for the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively.

Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Pending Adoption
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures, which requires disaggregated information about an entity's income tax rate reconciliation as well as information regarding cash taxes paid both in the United States and foreign jurisdictions. The amendments should be applied prospectively, with retrospective application permitted. The amendments are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
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
Note 3 – Discontinued Operations
RF Business Divestiture
On December 2, 2023, the Company completed the sale of its RF product line (the RF Business) to MACOM Technology Solutions Holdings, Inc. (MACOM) pursuant to the terms of the Asset Purchase Agreement (the RF Purchase Agreement) dated August 22, 2023. Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash and 711,528 shares of MACOM common stock (the MACOM Shares), which had a market value of approximately $60.8 million based on the closing price for MACOM’s common stock on December 1, 2023, the last trading day prior to the closing of the transaction (the RF Closing), as reported on the Nasdaq Global Select Market (the RF Business Divestiture).
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
The Company and MACOM also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to MACOM certain intellectual property owned by the Company and its affiliates and licensed to MACOM certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement, pursuant to which the Company provides MACOM certain limited transition services following the RF Closing, (iii) a Master Supply Agreement, pursuant to which the Company will continue to operate the RTP Fab and supply MACOM with Epi wafers and fabrication services (the RF Master Supply Agreement) through the date the RTP Fab Transfer is completed (the RTP Fab Transfer Date), (iv) a Long-Term Epi Supply Agreement (the Long-Term Epi Supply Agreement), pursuant to which MACOM will purchase Epi wafers from the Company from the RTP Fab Transfer Date until the fifth anniversary of the RTP Fab Transfer Date, (v) an Epi Research and Development Agreement, pursuant to which the Company will provide MACOM certain research and development activities and other technical manufacturing support services related to the RF Business during the period between the RF Closing and expiration of the Long-Term Epi Supply Agreement, and (vi) a Real Estate License Agreement, which allows MACOM to use certain portions of the RTP Fab to conduct the RF Business through the RTP Fab Transfer Date. In connection with the RTP Fab Transfer, the Company and MACOM will enter into a Lease Agreement, which allows MACOM to lease the premises of the RTP Fab for a period of 15 years after the RTP Fab Transfer Date.

Because the RF Business Divestiture represented a strategic shift that had and will continue to have a major effect on the Company’s operations and financial results, the Company has classified the results of the RF Business as discontinued operations in the Company’s consolidated statements of operations for all periods presented. The Company ceased recording depreciation and amortization of long-lived assets that conveyed in the RF Purchase Agreement upon classification as discontinued operations in August 2023. Additionally, the related assets and liabilities associated with the RF Business Divestiture, with the exception of current and long-term assets associated with the RTP Fab, are classified as held for sale from discontinued operations in the consolidated balance sheet as of June 25, 2023.
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
The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Fiscal Year Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Revenue, net	$59.6	$163.4	$174.1
Cost of revenue, net	68.7	126.8	132.9
Gross (loss) profit	(9.1)	36.6	41.2
Operating expenses:
Research and development	30.5	59.7	53.8
Sales, general and administrative	13.9	21.0	20.5
Amortization of intangibles	1.5	9.2	11.4
Loss on disposal of assets	0.3	—	—
Other operating expense	24.3	15.5	0.2
Operating loss	(79.6)	(68.8)	(44.7)
Non-operating expense	—	(0.1)	(0.5)
Loss before income taxes and loss on sale	(79.6)	(68.7)	(44.2)
Loss on sale	204.0	—	—
Loss before income taxes	(283.6)	(68.7)	(44.2)
Income tax expense	7.0	0.7	0.8
Net loss	($290.6)	($69.4)	($45.0)
During fiscal 2024, the Company recorded a total loss on sale of $204.0 million, which was net against the impairments and excess loss liability on assets held for sale. The total cost of selling the RF Business was $25.4 million, of which $12.2 million was recognized in fiscal 2024.
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $67.0 million was outstanding as of June 30, 2024. The supply agreement liability is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheets. A receivable of $4.6 million in connection with the RF Master Supply Agreement is included in other current assets in the consolidated balance sheet as of June 30, 2024.
Additionally, the Company recorded a supply agreement liability of $58.0 million for the Long-Term Epi Supply Agreement and a liability of $38.0 million for the future transfer of assets in connection with the RTP Fab Transfer. These liabilities are recognized in other long-term liabilities in the consolidated balance sheet as of June 30, 2024.

The following table presents the assets and liabilities of the RF Business classified as discontinued operations as of June 25, 2023:

(in millions of U.S. Dollars)	June 25, 2023
Assets (current and long-term)
Inventories	$42.6
Other current assets	0.2
Property and equipment, net	25.9
Intangible assets, net	92.0
Other assets	6.6
Assets held for sale from discontinued operations	167.3

Liabilities (current and long-term)
Accounts payable and accrued expenses	2.4
Contract liabilities and distributor-related reserves	4.0
Other current liabilities	2.2
Other long-term liabilities	5.3
Liabilities held for sale of discontinued operations	$13.9
LED Business Divestiture
On March 1, 2021, the Company completed the sale of certain assets and subsidiaries comprising its former LED Products segment to SMART Global Holdings, Inc. (SGH) and its wholly owned subsidiary CreeLED, Inc. (CreeLED, and collectively with SGH, SMART) (the LED Business Divestiture) pursuant to the terms of the Asset Purchase Agreement (the LED Purchase Agreement), dated October 18, 2020, as amended.
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
In the third quarter of fiscal 2022, the Company received an early payment for the unsecured promissory note issued to the Company by SGH at the closing of the LED Business Divestiture. The principal amount of $125.0 million was paid in full, along with outstanding accrued interest as of the payment date.
In the fourth quarter of fiscal 2022, the Company received an unsecured promissory note from CreeLED as additional consideration to satisfy the earnout obligations pursuant to the LED Purchase Agreement (the Earnout Note) with a principal amount of $101.8 million. As a result, the Company recorded a net gain of $94.2 million within discontinued operations, net in the consolidated statements of operations for fiscal year ended June 26, 2022. The gain recorded is net of $3.9 million in taxes and $1.2 million in transaction fees. Additionally, the amount is less a previously recorded gain of $2.5 million, which was recorded in fiscal 2021 as part of the total loss on sale to account for the minimum amount of the Earnout Note. In the first quarter of fiscal 2023, the Company received an early payment for the Earnout Note for the full principal amount of $101.8 million and the Company agreed to forgo payment by CreeLED of the outstanding accrued interest as of the payment date.
For the fiscal year ended June 26, 2022, the Company recognized $3.9 million of income tax expense related to discontinued operations, which primarily related to the foreign operations of the LED Business, inclusive of $2.4 million of income tax expense related to the sale of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited in the third quarter of fiscal 2021.
The income tax impact of the United States operations of the LED Business for all periods presented were offset with a valuation allowance as described in Note 14, "Income Taxes."

For the fiscal years ended June 25, 2023 and June 26, 2022, the Company recognized $2.4 million and $3.6 million, respectively, in administrative fees related to the LED RELA. Fees related to the LED RELA were recorded as lease income. See Note 5, "Leases" below for additional information.
For the fiscal years ended June 25, 2023 and June 26, 2022, the Company recognized $6.0 million and $9.2 million, respectively, in administrative fees related to the LED TSA. Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of June 30, 2024.
The Company recognized a net loss of $25.3 million, $13.6 million and $0.8 million in non-operating expense, net for the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively, related to the Wafer Supply Agreement. A receivable of $0.6 million was included in other assets in the consolidated balance sheets as of June 30, 2024. In the fourth quarter of fiscal 2024, the Company entered into an amendment to the Wafer Supply Agreement to terminate the agreement as of September 30, 2024.
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
Contract liabilities and distributor-related reserves primarily include various rights of return and customer deposits, as well as a reserve on the Company's "ship and debit" program. Contract liabilities and distributor-related reserves were $88.0 million and $69.8 million as of June 30, 2024 and June 25, 2023, respectively. The increase was primarily due to increased customer reserve deposits and ship and debit reserves. Contract liabilities and distributor-related reserves are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets.
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
For the fiscal years ended June 30, 2024 and June 25, 2023, the Company did not recognize any material revenue from contract liability balances at the start of each respective fiscal year.
Product Line Revenue
The Company sells products from within two product lines: Power Products and Materials Products. Revenue from these two product lines is as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Power Products	$415.6	$409.2	$276.6
Materials Products	391.6	349.3	295.5
Total	$807.2	$758.5	$572.1
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	For the Years Ended
	June 30, 2024		June 25, 2023		June 26, 2022
(in millions of U.S. Dollars)	Revenue	%	Revenue	%	Revenue	%
Europe	$295.2	36.6%	$271.9	35.8%	$226.6	39.6%
Asia Pacific (excluding China and Hong Kong)	237.4	29.4%	164.2	21.6%	97.3	17.0%
Hong Kong	116.4	14.4%	159.1	21.0%	129.1	22.6%
United States	115.0	14.2%	137.0	18.1%	89.3	15.6%
China	41.5	5.1%	23.3	3.1%	27.1	4.7%
Other	1.7	0.3%	3.0	0.4%	2.7	0.5%
Total	$807.2		$758.5		$572.1
Note 5 – Leases
The Company primarily leases manufacturing and office spaces. The Company also has a number of bulk gas leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. Variable costs include lease payments that are volume or usage-driven in accordance with the use of the underlying asset, as well as non-lease components incurred with respect to actual terms rather than contractually fixed amounts. For details on the Company's lease policies, see the significant accounting policy disclosures in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies."
The Company's finance lease obligations primarily relate to contract manufacturing space in Malaysia and a 49-year ground lease on the Company's silicon carbide device fabrication facility in New York.
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	June 30, 2024	June 25, 2023
Right-of-use asset (1)	$99.2	$98.0

Current lease liability (2)	6.9	6.4
Non-current lease liability (3)	114.0	112.0
Total operating lease liabilities	$120.9	$118.4

Finance Leases:
Finance lease assets (4)	$9.1	$9.5

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	8.9	9.2
Total finance lease liabilities	$9.4	$9.7
(1) Within other assets on the consolidated balance sheets.

(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
Statement of Operations
Operating lease expense was $13.9 million, $9.3 million and $6.3 million in fiscal 2024, 2023 and 2022, respectively.
Finance lease amortization was $0.8 million, $0.8 million and $1.2 million, and interest expense was $0.3 million, $0.3 million and $0.3 million, in fiscal 2024, 2023 and 2022, respectively.
Cash Flows
Cash flow information consisted of the following (1):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Cash (used in) provided by operating activities:
Cash paid for operating leases	($12.6)	($5.1)	($6.3)
Cash received for tenant allowance on operating leases	0.4	17.8	—
Cash paid for interest portion of financing leases	(0.3)	(0.3)	(0.3)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.4)	(0.5)	(0.5)
(1) See Note 6, "Financial Statement Details," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of June 30, 2024 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 29, 2025	$14.4	$0.8	$15.2
June 28, 2026	13.7	0.8	14.5
June 27, 2027	13.4	0.5	13.9
June 25, 2028	13.4	0.2	13.6
June 24, 2029	13.5	0.2	13.7
Thereafter	95.7	13.8	109.5
Total lease payments	164.1	16.3	180.4
Future tenant improvement allowances	(4.6)	—	(4.6)
Imputed lease interest	(38.6)	(6.9)	(45.5)
Total lease liabilities	$120.9	$9.4	$130.3
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	146	471
Weighted average discount rate (2)	4.48%	2.69%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 29 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.86%.
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
The Company recognized lease income of $1.0 million, $2.5 million and $3.6 million for the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively.
The Company did not recognize any variable lease income for the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022.
Note 6 – Financial Statement Details
Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Billed trade receivables	$143.3	$152.1
Unbilled contract receivables	3.5	2.3
Royalties	1.3	1.1
	148.1	155.5
Allowance for bad debts	(0.7)	(0.7)
Accounts receivable, net	$147.4	$154.8
Changes in the Company’s allowance for bad debts were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Balance at beginning of period	$0.7	$1.2	$0.8
Current period provision change	0.3	(0.5)	0.4
Write-offs, net of recoveries	(0.3)	—	—
Balance at end of period	$0.7	$0.7	$1.2
Inventories
Inventories consisted of the following:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Raw material	$138.7	$90.7
Work-in-progress	290.5	179.6
Finished goods	11.5	14.6
Inventories	$440.7	$284.9

Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Reimbursement receivable on long-term incentive agreement	$85.8	$91.3
Non-trade receivables	30.6	2.2
Inventory related to the RF Master Supply Agreement	17.6	—
Accrued interest receivable	11.6	10.1
Short-term deposit on long-term incentive agreement	10.0	10.0
VAT receivables	8.7	4.8
Insurance deposit	6.0	6.3
Receivable on RF Master Supply Agreement	4.6	—
Inventory related to the Wafer Supply Agreement	2.9	3.9
Other	1.4	1.6
Receivable on the Wafer Supply Agreement	0.6	1.3
Other current assets	$179.8	$131.5
Property and Equipment, net
Property and equipment, net consisted of the following:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Machinery and equipment	$1,500.9	$1,275.3
Land and buildings	997.3	966.4
Computer hardware/software	67.8	72.3
Furniture and fixtures	8.3	7.9
Leasehold improvements and other	148.9	11.6
Vehicles	0.7	0.6
Finance lease assets	9.1	9.5
Construction in progress	2,092.1	873.1
Property and equipment, gross	4,825.1	3,216.7
Accumulated depreciation	(1,172.8)	(1,051.2)
Property and equipment, net	$3,652.3	$2,165.5
Depreciation of property and equipment totaled $175.5 million, $139.7 million and $94.5 million for the years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively.
During the years ended June 30, 2024, June 25, 2023 and June 26, 2022, the Company recognized approximately $0.8 million, $3.7 million and $1 million, respectively, as losses on disposals or impairments of property and equipment of which $1.8 million, and $1.3 million are related to the Company's start-up and factory optimization activities and are reflected in other operating expense for the years ended June 25, 2023 and June 26, 2022, respectively. There were no losses recognized for disposals of property and equipment related to the Company's start-up and factory optimization activities for the year ended June 30, 2024. The remaining amount of these charges are reflected in loss on disposal or impairment of other assets in the consolidated statements of operations.
The majority of the Company's property and equipment, net is in the United States. As of June 30, 2024 and June 25, 2023, the Company held $162.0 million and $55.8 million, respectively, of property and equipment, net outside of the United States, primarily related to assets held at contract manufacturing space in Malaysia.

Other Assets
Other assets consisted of the following:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Investment tax credit receivable(1)	$641.8	$167.4
Right-of-use assets	99.2	98.0
Long-term advances to suppliers	50.1	8.7
Cloud computing assets, net	13.5	17.6
Other	62.3	11.6
Other assets	$866.9	$303.3
(1) The Company expects to receive refundable federal investment tax credits through the CHIPS Act in connection with ongoing expansion projects. The Company has reduced property and equipment by $641.8 million and $167.4 million as of June 30, 2024 and June 25, 2023, respectively. The receivable recorded is an estimate based on the Company's interpretation of the Section 48D Advanced Manufacturing Investment Credit under the CHIPS Act. The final guidance from the Internal Revenue Service and Department of Treasury may update the definition of qualifying capital expenditures to either exclude certain qualified property included in the estimate or include additional such property not currently reflected in the estimate. The Company may record a change in estimate in the period when final guidance is issued.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Accounts payable, trade	$53.0	$44.9
Accrued salaries and wages	64.2	63.9
Accrued property and equipment	366.0	328.4
Accrued expenses	40.4	97.3
Accounts payable and accrued expenses	$523.6	$534.5

Other Operating Expense
The following table summarizes the components of other operating expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Project, transformation and transaction costs	$18.3	$7.4	$6.4
Factory optimization restructuring costs (1)	—	—	6.1
Severance costs	—	3.4	1.2
Other operating expense	$18.3	$10.8	$13.7
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
Non-Operating Expense (Income), net
The following table summarizes the components of non-operating expense (income), net:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Interest income	($135.0)	($58.2)	($11.3)
Interest expense, net of capitalized interest	246.3	42.6	25.1
Loss (gain) on legal proceedings (1)(2)	7.7	(50.3)	—
Loss on debt extinguishment (3)	—	—	24.8
Gain on equity investment	(18.5)	—	—
Loss on Wafer Supply Agreement	25.3	13.6	0.8
Other expense, net	1.4	0.3	(0.6)
Non-operating expense (income), net	$127.2	($52.0)	$38.8
(1) In fiscal 2024, the Company recognized customs duties totaling approximately $7.7 million for alleged undervaluation of duties related to transactions by the Company's former Lighting Products business unit from 2012 to 2017.
(2) In fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The arbitration award is recognized as non-operating income, net of legal fees incurred.
(3) As discussed further in Note 10, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 2023 Notes (as defined below) were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Accumulated Other Comprehensive Loss net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $11.6 million and $25.1 million of net unrealized losses on available-for-sale securities as of June 30, 2024 and June 25, 2023, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.

Statements of Cash Flows - non-cash activities

	Fiscal Years Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Lease asset and liability additions	$5.6	$63.8	$38.4
Lease asset and liability modifications, net	4.4	0.4	3.8
Receivables for property, plant and equipment related insurance proceeds	2.2	—	—
Settlement of 2023 Notes in shares of common stock (1)	—	—	416.1
Decrease in property, plant and equipment from investment tax credit receivables	474.4	167.4	—
Proceeds from sale of business received in common stock	60.8	—	—
Receivable in connection with short-term investment maturities	25.0	—	—
Decrease in property, plant and equipment from long-term incentive related receivables	114.3	114.0	119.0
Accrued property and equipment as of the fiscal year end date	366.0	328.4	132.1
(1) As discussed further in Note 10, "Long-term Debt," in the second quarter of fiscal 2022, all outstanding 0.875% convertible senior notes due September 1, 2023 were surrendered for conversion, resulting in the settlement of all outstanding 2023 Notes in shares, with fractional shares paid in cash.
Note 7 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the MACOM Shares.
Short-term investments as of June 30, 2024 consist of the following:

	June 30, 2024
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$423.5	$0.2	($6.7)	$—	$417.0
U.S. treasury securities	553.3	—	(0.6)	—	552.7
Municipal bonds	102.8	—	(2.0)	—	100.8
Certificates of deposit	31.5	—	—	—	31.5
U.S. agency securities	10.0	—	—	—	10.0
Commercial paper	16.7	—	—	—	16.7
Total short-term investments	$1,137.8	$0.2	($9.3)	$—	$1,128.7
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$135.2	($0.2)	$183.4	($6.5)	$318.6	($6.7)
U.S. treasury securities	507.4	(0.4)	35.9	(0.2)	543.3	(0.6)
Municipal bonds	9.0	—	74.3	(2.0)	83.3	(2.0)
U.S. agency securities	14.9	—	10.0	—	24.9	—
Total	$666.5	($0.6)	$303.6	($8.7)	$970.1	($9.3)
Number of securities with an unrealized loss		141		66		207

Short-term investments as of June 25, 2023 consist of the following:

	June 25, 2023
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$512.3	$—	($16.7)	$—	$495.6
Municipal bonds	179.7	—	(4.4)	—	175.3
Variable rate demand notes	27.3	—	—	—	27.3
U.S. treasury securities	261.8	—	(1.4)	—	260.4
U.S. agency securities	77.0	—	(0.2)	—	76.8
Commercial paper	50.2	—	—	—	50.2
Certificates of deposit	112.3	—	—	—	112.3
Total short-term investments	1,220.6	—	(22.7)	—	1,197.9
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 25, 2023
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$151.5	($0.5)	$324.1	($16.2)	$475.6	($16.7)
Municipal bonds	61.4	(0.4)	105.9	(4.0)	167.3	(4.4)
U.S. treasury securities	229.3	(0.5)	31.1	(0.9)	260.4	(1.4)
U.S. agency securities	74.8	(0.2)	2.0	—	76.8	(0.2)
Commercial paper	3.9	—	—	—	3.9	—
Total	$520.9	($1.6)	$463.1	($21.1)	$984.0	($22.7)
Number of securities with an unrealized loss		95		234		329
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $11.6 million and $10.1 million as of June 30, 2024 and June 25, 2023, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income for the years ended June 30, 2024 and June 25, 2023.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of June 30, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 30, 2024 and June 25, 2023.

The contractual maturities of short-term investments at June 30, 2024 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Corporate bonds	$262.0	$155.0	$—	$—	$417.0
U.S. treasury securities	538.0	14.7	—	—	552.7
Municipal bonds	43.3	55.1	—	2.4	100.8
Certificates of deposit	31.5	—	—	—	31.5
U.S. agency securities	10.0	—	—	—	10.0
Commercial paper	16.7	—	—	—	16.7
Total short-term investments	$901.5	$224.8	$—	$2.4	$1,128.7

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
The financial assets for which the Company performs recurring fair value remeasurements are cash equivalents and short-term and long-term investments. As of June 30, 2024, financial assets utilizing Level 1 inputs included United States Treasury securities, money market funds and United States corporation common stock, and financial assets utilizing Level 2 inputs included municipal bonds, corporate bonds, United States agency securities, commercial paper, certificates of deposit and variable rate demand notes. Level 2 assets are valued based on quoted prices in active markets for instruments that are similar or using a third-party pricing service’s consensus price, which is a weighted average price based on multiple sources. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. The Company did not have any financial assets requiring the use of Level 3 inputs as of June 30, 2024. There were no transfers between Level 1 and Level 2 during the year ended June 30, 2024.

Financial instruments carried at fair value were as follows:

	June 30, 2024			June 25, 2023
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$87.3	$—	$87.3	$230.4	$—	$230.4
U.S. treasury securities	10.0	—	10.0	20.7	—	20.7
Commercial paper	—	—	—	—	7.0	7.0
Total cash equivalents	97.3	—	97.3	251.1	7.0	258.1
Short-term investments:
Corporate bonds	—	417.0	417.0	—	495.6	495.6
U.S. treasury securities	552.7	—	552.7	260.4	—	260.4
Municipal bonds	—	100.8	100.8	—	175.3	175.3
Certificates of deposit	—	31.5	31.5	—	112.3	112.3
U.S. agency securities	—	10.0	10.0	—	76.8	76.8
Commercial paper	—	16.7	16.7	—	50.2	50.2
Variable rate demand notes	—	—	—	—	27.3	27.3
Total short-term investments	552.7	576.0	1,128.7	260.4	937.5	1,197.9
Other long-term investments:
Common stock of U.S. corporation	79.3	—	79.3	—	—	—
Total other long-term investments	79.3	—	79.3	—	—	—
Total assets	$729.3	$576.0	$1,305.3	$511.5	$944.5	$1,456.0
Other long-term investments consist of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares are remeasured to fair value each period with changes in the fair value of the shares recognized in non-operating expense (income), net.
Note 9 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the fiscal year ended June 30, 2024.
As of the first day of its fourth quarter of fiscal 2024, the Company performed a qualitative impairment test on the goodwill balance and concluded there was no impairment.

Intangible Assets
Intangible assets, net included the following:

	June 30, 2024			June 25, 2023
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$—	$—	$—	$4.8	($4.8)	$—
Developed technology	24.0	(22.8)	1.2	24.0	(21.7)	2.3
Acquisition related intangible assets	24.0	(22.8)	1.2	28.8	(26.5)	2.3
Patent and licensing rights	49.8	(27.1)	22.7	55.5	(33.9)	21.6
Total intangible assets	$73.8	($49.9)	$23.9	$84.3	($60.4)	$23.9
Total amortization of acquisition-related intangible assets was $1.1 million, $1.7 million and $2.2 million and total amortization of patents and licensing rights was $4.4 million, $4.2 million and $5.1 million for the years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively.
The Company invested $5.9 million, $4.9 million and $4.8 million for the years ended June 30, 2024, June 25, 2023 and June 26, 2022, respectively, for patent and licensing rights. For the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, the Company recognized $0.2 million, $0.1 million and $1.8 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Acquisition Related Intangibles	Patents	Total
June 29, 2025	$1.2	$3.8	$5.0
June 28, 2026	—	2.8	2.8
June 27, 2027	—	2.1	2.1
June 25, 2028	—	1.8	1.8
June 24, 2029	—	1.6	1.6
Thereafter	—	10.6	10.6
Total future amortization expense	$1.2	$22.7	$23.9

Note 10 – Long-term Debt
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
The Company used approximately $108.2 million of the net proceeds from the 2028 Notes to fund the cost of entering into capped call transactions.

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
The Company used approximately $273.9 million of the net proceeds from the 2029 Notes to fund the cost of entering into capped call transactions.

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

Accounting for the Convertible Notes
In accounting for the initial issuance of the 2026 Notes and 2028 Notes, the Company separated such notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $145.4 million and $187.6 million for the 2026 Notes and 2028 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the 2026 Notes and 2028 Notes. Upon adoption of ASU 2020-06 on June 27, 2022, the first day of fiscal 2023, the unamortized discounts on the 2026 Notes and 2028 Notes were eliminated and the liability and equity components relating to the debt issuance costs for the 2026 Notes and 2028 Notes are now presented as a single liability. Debt issuance costs for the 2026 Notes, 2028 Notes and 2029 Notes are amortized to interest expense over their respective terms at an effective annual interest rate of 2.2%, 0.6% and 2.1% respectively.
The net carrying amount of the liability component of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the Outstanding Convertible Notes) is as follows:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Principal	$3,075.0	$3,075.0
Unamortized discount and issuance costs	(40.1)	(49.4)
Net carrying amount	$3,034.9	$3,025.6
The last reported sale price of the Company's common stock was not greater than or equal to 130% of the applicable conversion price for any of the Outstanding Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on June 30, 2024. As a result, none of the Outstanding Convertible Notes are convertible at the option of the holders through September 30, 2024.
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
As of June 30, 2024, the Company was in compliance with all covenants relating to the 2030 Senior Notes.
The 2030 Senior Notes are superior in right of payment to the Company's unsecured indebtedness to the extent of the collateral securing the 2030 Senior Notes. Beyond the value of the collateral securing the 2030 Senior Notes, the 2026 Notes, 2028 Notes, 2029 Notes and 2030 Senior Notes (Corporate Debt Holdings) are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Corporate Debt Holdings; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Debt issuance costs in relation to the 2030 Senior Notes were accounted for as a reduction of the principal balance and, along with the original issue discount, amortized over the term of the 2030 Senior Notes at an effective interest rate of 12.4%.
CRD Agreement Deposits
In July 2023, the Company entered into an Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with a customer, pursuant to which the customer agreed to provide the Company up to $2 billion in unsecured deposits. Under the CRD Agreement, the Company received an initial deposit of $1 billion in the first quarter of fiscal 2024 with the option to receive additional deposits up to $1 billion at the Company's request, subject to certain conditions during the 2024 calendar year. On February 27, 2024, the Company received an additional deposit of $500 million (the second draw), and on June 26, 2024, the Company received the final deposit of $500 million (the third draw). Unless previously terminated in accordance with its terms, the CRD Agreement will mature on July 5, 2033, and the amount of the deposits, together with accrued and unpaid interest, will be required to be repaid to the customer at such time.
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
Debt issuance costs in relation to the CRD Agreement deposits were accounted for as a reduction of the principal balance and will be amortized over the term of the deposit at an effective interest rate of 6.3%.
The CRD Agreement contains certain customary affirmative covenants, negative covenants and events of default. As of June 30, 2024, the Company was in compliance with all covenants related to this agreement.
The net carrying amount of the liability of the 2030 Senior Notes and the deposits under the CRD Agreement is as follows:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Principal	$3,250.0	$1,250.0
Unamortized discount and issuance costs	(123.8)	(100.5)
Net carrying amount	$3,126.2	$1,149.5
Interest Expense
The interest expense, net recognized is as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Interest expense, net of capitalized interest	$214.7	$32.3	$2.6
Amortization of discount and issuance costs, net of capitalized interest	28.4	7.5	20.1
Total interest expense, net	$243.1	$39.8	$22.7
The Company capitalizes interest in connection with ongoing capacity expansions. For the fiscal year ended June 30, 2024, the Company capitalized $28.3 million of interest expense and $3.6 million of amortization of discount and issuance costs. For the fiscal year ended June 25, 2023, the Company capitalized $0.8 million of interest expense and $0.2 million of amortization of discount and issuance costs. For the fiscal year ended June 26, 2022, the Company capitalized $9.9 million of interest expense and $23.2 million of amortization of discount and issuance costs.
Fair Value
The estimated fair value of the Outstanding Convertible Notes is $1.9 billion as of June 30, 2024, as determined by a Level 2 valuation. The estimated fair value of the 2030 Senior Notes is $1.2 billion and the estimated fair value of the deposits under the CRD Agreement is $1.1 billion as of June 30, 2024, as determined by Level 3 valuations.
Note 11 – Shareholders’ Equity
At June 30, 2024, the Company had reserved a total of approximately 57.4 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For vesting of outstanding stock units	3,038
For future equity awards under the 2023 Long-Term Incentive Compensation Plan	6,193
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	40
For future issuance to employees under the 2020 Employee Stock Purchase Plan	4,161
For future issuance upon conversion of the 2026 Notes	16,102
For future issuance upon conversion of the 2028 Notes	7,958
For future issuance upon conversion of the 2029 Notes	19,873
Total common shares reserved	57,365

Note 12 – Loss Per Share
The details of the computation of basic and diluted (loss) earnings per share are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 30, 2024	June 25, 2023	June 26, 2022
Net loss from continuing operations	$(573.6)	$(260.5)	$(250.1)

Net (loss) income from discontinued operations	(290.6)	(69.4)	49.2

Weighted average number of common shares - basic and diluted (in thousands)	125,693	124,374	120,120

(Loss) earnings per share - basic and diluted:
Continuing operations	$(4.56)	$(2.09)	$(2.08)
Discontinued operations	$(2.31)	$(0.56)	$0.41
Diluted net (loss) earnings per share is the same as basic net (loss) earnings per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, 4.4 million, 2.7 million and 2.5 million, respectively, of dilutive shares were excluded from the calculation of diluted (loss) earnings per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 10, “Long-term Debt.”
Note 13 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the 2023 Long-Term Incentive Compensation Plan (2023 LTIP), from which stock-based compensation awards can be granted to employees and directors. At June 30, 2024, there were 6.6 million shares authorized for issuance under the plan and 6.2 million shares remaining for future grants. The 2023 LTIP provides for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
The Company also has an Employee Stock Purchase Plan (ESPP) that provides employees with the opportunity to purchase common stock at a discount. At June 30, 2024, there were 6.0 million shares authorized for issuance under the ESPP, as amended, with 4.2 million shares remaining for future issuance. The ESPP limits employee contributions to 15% of each employee’s compensation (as defined in the plan) and allows employees to purchase shares at a 15% discount, subject to IRS limitations. The ESPP provides for a twelve-month participation period, divided into two equal six-month purchase periods, and also provides for a look-back feature. At the end of each six-month period in April and October, participants may purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The plan also provides for an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.

Restricted Stock Units
A summary of nonvested restricted stock units (RSUs) outstanding as of June 30, 2024 and changes during the year then ended is as follows (shares in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 25, 2023	2,340	$85.32
Granted	2,136	61.28
Vested	(1,014)	76.86
Forfeited	(424)	77.47
Nonvested at June 30, 2024	3,038	$72.33
The aggregate fair value of awards vested in fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022, based on the market price of the Company's common stock on the vesting date, was $55.2 million, $61.6 million and $82.9 million, respectively.
As of June 30, 2024, there was $136.7 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.42 years.
Stock-Based Compensation Valuation and Expense
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Cost of revenue, net	$28.5	$20.3	$14.9
Research and development	11.4	11.2	6.5
Sales, general and administrative	45.0	41.2	32.3
Total stock-based compensation expense	$84.9	$72.7	$53.7
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
The range of assumptions used to value stock issued under the ESPP were as follows:

Fiscal Years Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Risk-free interest rate	5.44 - 5.54%	4.57 - 5.06%	0.03 - 2.10%
Expected life, in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	73.5 - 74.4%	66.8 - 86.2%	60.6 - 69.4%
Dividend yield	—	—	—

The range of assumptions used for performance-based awards with market conditions were as follows:

	Fiscal Years Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Risk-free interest rate	4.52%	2.80%	0.35%
Expected life, in years	3.0	3.0	3.0
Average volatility of peer companies	65.9%	68.8%	65.0%
Average correlation coefficient of peer companies	0.44	0.48	0.47
Dividend yield	—	—	—
Awards are valued using the Monte Carlo model. All performance-based awards with market conditions for each fiscal year presented were issued on a single date each year and therefore no range is shown.
The following describes each of these assumptions and the Company’s methodology for determining each assumption:
Risk-Free Interest Rate
The Company estimates the risk-free interest rate using the United States Treasury bill rate with a remaining term equal to the expected life of the award.
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

Note 14 – Income Taxes
The following were the components of loss before income taxes:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Domestic	($572.2)	($262.6)	($244.3)
Foreign	(0.3)	2.8	2.4
Loss before income taxes	($572.5)	($259.8)	($241.9)
The following were the components of income tax expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Current:
Federal	$—	$0.3	$0.3
Foreign	0.9	0.5	7.9
State	0.2	0.1	0.1
Total current	1.1	0.9	8.3
Deferred:
Federal	—	—	—
Foreign	—	(0.2)	(0.1)
State	—	—	—
Total deferred	—	(0.2)	(0.1)
Income tax expense	$1.1	$0.7	$8.2

Actual income tax expense differed from the amount computed by applying each period's United States federal statutory tax rate to pre-tax earnings as a result of the following:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	% of Loss	June 25, 2023	% of Loss	June 26, 2022	% of Loss
Federal income tax provision at statutory rate	($120.2)	21%	($54.6)	21%	($50.8)	21%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(5.0)	1%	(0.7)	—%	(2.2)	1%
Tax exempt interest	(0.4)	—%	(0.5)	—%	(0.2)	—%
(Decrease) increase in tax reserve	(2.0)	—%	(0.4)	—%	(0.2)	—%
Research and development credits	(9.7)	2%	(8.7)	3%	(4.6)	2%
Foreign tax credit	—	—%	—	—%	(0.3)	—%
Increase (decrease) in valuation allowance	127.0	(22)%	62.0	(24)%	(63.1)	26%
Extinguishment of convertible notes	—	—%	—	—%	(4.5)	2%
Stock-based compensation	8.8	(2)%	3.0	(1)%	(2.9)	1%
Statutory rate differences	—	—%	0.1	—%	—	—%
Foreign earnings taxed in U.S.	0.4	—%	(0.4)	—%	6.8	(3)%
Provision to return adjustments	(0.4)	—%	0.1	—%	0.3	—%
Impact of rate changes	0.4	—%	—	—%	0.5	—%
Expiration of attributes	2.0	—%	0.2	—%	0.1	—%
Corporate restructuring adjustment	—	—%	—	—%	129.1	(53)%
Other	0.2	—%	0.6	—%	0.2	—%
Income tax expense	$1.1	—%	$0.7	—%	$8.2	(3)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Deferred tax assets:
Compensation	$5.4	$7.7
Inventories	45.4	39.3
Sales return reserve and allowance for bad debts	11.2	7.0
Federal and state net operating loss carryforwards	506.8	366.1
Federal income tax credits	69.7	59.0
State income tax credits	0.7	1.0
48C investment tax credits	35.7	35.7
Investments	2.3	5.2
Stock-based compensation	10.7	10.0
Deferred revenue	35.0	9.0
Lease liabilities	28.7	29.5
Capitalized research and development	101.6	57.1
Convertible notes	62.6	73.7
Nondeductible interest carryforward	27.7	2.4
Other	3.0	4.5
Total gross deferred assets	946.5	707.2
Less valuation allowance	(734.1)	(543.9)
Deferred tax assets, net	212.4	163.3

Deferred tax liabilities:
Property and equipment	(123.8)	(107.1)
Intangible assets	(58.6)	(22.7)
Other long-term investments	(4.0)	—
Prepaid taxes	(0.5)	(0.5)
Foreign earnings recapture	(4.2)	(4.3)
Taxes on unremitted foreign earnings	(6.9)	(6.5)
Lease assets	(23.8)	(24.9)
Other	(0.3)	—
Total gross deferred liability	(222.1)	(166.0)
Deferred tax liability, net	($9.7)	($2.7)

The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Balance at June 30, 2024
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($10.8)
Foreign income taxes	1.1	—
Total	$1.1	($10.8)

	Balance at June 25, 2023
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($3.9)
Foreign income taxes	1.2	—
Total	$1.2	($3.9)
The Company weighs all available evidence, both positive and negative, to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its United States deferred tax assets as of June 30, 2024. As of June 25, 2023, the United States valuation allowance was $543.9 million. For the fiscal year ended June 30, 2024, the Company increased the United States valuation allowance by $190.1 million due to increases in deferred tax assets related to the current year domestic loss and domestic capitalized research and development. The Company has immaterial valuation allowances against deferred tax assets in international jurisdictions which increased $0.1 million during the fiscal year ended June 30, 2024.
As of June 30, 2024, the Company had approximately $2.3 billion of federal net operating loss carryovers which are fully offset by liabilities for unrecognized tax benefits and valuation allowance. Of the Company's federal net operating loss carryovers, $145.0 million begin to expire in fiscal 2038 while the remaining carryovers have no carry forward limitation. The Company has $495.1 million of state net operating loss carryovers which are fully offset due to a valuation allowance. The Company's state net operating loss carryovers begin to expire in fiscal 2025. Additionally, the Company had $110.0 million of federal credit carryforwards, which are fully offset by liabilities for unrecognized tax benefits and a valuation allowance, and $0.7 million of state income tax credit carryforwards, which are fully offset by a valuation allowance. The federal and state income tax credit carryforwards will begin to expire in fiscal 2031 and fiscal 2026, respectively. As of June 30, 2024, the Company had approximately $1.9 million of foreign net operating loss carryovers, of which $0.3 million are offset by a valuation allowance. The Company's foreign net operating loss carryovers have no carry forward limitation.
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
As of June 25, 2023, the Company’s liability for unrecognized tax benefits was $9.8 million. During the fiscal year ended June 30, 2024, the liability for unrecognized tax benefits decreased $0.4 million, primarily due to a decrease of $2.0 million for expiration of statute of limitations, offset by an increase of $1.7 million due to generated research and development credits. As a result, the total liability for unrecognized tax benefits as of June 30, 2024 was $9.4 million. If any portion of this $9.4 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023	June 26, 2022
Balance at beginning of period	$9.8	$7.2	$7.4
Increases related to prior year tax positions	—	1.7	—
Decreases related to prior year tax positions	(0.1)	—	—
Settlements with tax authorities	—	(0.2)	—
Expiration of statute of limitations for assessment of taxes	(2.0)	(0.1)	(0.2)
Increases related to current year positions	1.7	1.2	—
Balance at end of period	$9.4	$9.8	$7.2
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations totaled less than $0.1 million for the fiscal years ended June 30, 2024, June 25, 2023, and June 26, 2022. The Company accrued less than $0.1 million for interest and penalties relating to unrecognized tax benefits in the consolidated balance sheets as of June 30, 2024 and June 25, 2023.
The Company files United States federal, United States state and foreign tax returns. For United States federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2018. For United States state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2019. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2014. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 30, 2024, the Company has approximately $206.6 million of undistributed earnings for certain non-United States subsidiaries. The Company has determined that $189.7 million of the $206.6 million of undistributed foreign earnings are expected to be repatriated in the foreseeable future. The Company expects to incur $6.9 million of foreign income taxes upon repatriation of the $189.7 million foreign earnings. As of June 30, 2024, the Company has not provided income taxes on the remaining undistributed foreign earnings of $16.9 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the United States, the Company would be required to pay approximately $0.2 million in taxes on these amounts.

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
In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleges willful infringement, and seeks approximately $30 million in monetary damages, pre- and post-judgment interest, treble damages for willful infringement and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. The Company denies Purdue’s remaining allegations and has developed numerous defenses, including non-infringement, multiple invalidity grounds, and unenforceability due to inequitable conduct before the U.S. Patent & Trademark Office. The Company expects discovery in this matter to conclude in August 2024, with a trial date most likely in 2025. Due to the stage of the case, the Company is unable to estimate the possible range of loss, if any, at this time.

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
As of June 30, 2024, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.7 million to $5.2 million per year through fiscal 2031.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over five years. During the fiscal years ended June 30, 2024 and June 25, 2023, the Company purchased $36.7 million and $12.3 million of product under this agreement. As of June 30, 2024, minimum future product purchases for fiscal years 2025, 2026, 2027 and 2028 are $8.2 million, $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. The Company paid $32.9 million in fiscal 2024 and $5.5 million in fiscal 2023 in connection with the agreement.
In the second quarter of fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the fiscal year ended June 30, 2024, the Company purchased $19.2 million of product under this agreement which satisfied the minimum future product purchases for the period. Minimum future product purchases for fiscal years 2025, 2026 and 2027 are $28.8 million, $28.8 million and $9.6 million, respectively.
Note 16 – Concentrations of Risk
Financial instruments, which may subject the Company to a concentration of risk, consist principally of short-term investments, cash equivalents, accounts receivable and long-term receivables. Short-term investments consist primarily of municipal bonds, corporate bonds, U.S. agency securities, U.S. treasury securities, commercial paper and certificates of deposit. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the FDIC insurance limits.
The Company sells its products on account to manufacturers, distributors and others worldwide and generally requires no collateral.
For the fiscal year ended June 30, 2024, two customers represented 24% and 13% of revenue, respectively. For the fiscal year ended June 25, 2023, two customers represented 22% and 14% of revenue, respectively. For the fiscal year ended June 26, 2022, three customers represented 24%, 14% and 10% of revenue, respectively. No other customers individually accounted for more than 10% of revenue for the fiscal years ended June 30, 2024, June 25, 2023 and June 26, 2022.
Three customers accounted for 20%, 14% and 11% of the accounts receivable balance as of June 30, 2024, respectively. Three customers accounted for 15%, 14% and 13% of the accounts receivable balance as of June 25, 2023, respectively. No other customers accounted for more than 10% of the accounts receivable balance as of June 30, 2024 and June 25, 2023.

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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 30, 2024.
The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

2024 Annual Meeting of Shareholders
We currently plan to hold our 2024 Annual Meeting of Shareholders (the “2024 Annual Meeting”) on December 5, 2024. The time and location of the 2024 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2024 Annual Meeting to be filed with the SEC.
Because the expected date of the 2024 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of our 2023 Annual Meeting of Shareholders, we are informing shareholders of this change and the updated deadline for shareholders to submit proposals intended for inclusion in our proxy statement for consideration at the 2024 Annual Meeting in accordance with the rules and regulations of the SEC. Accordingly, to be timely, shareholders wishing to submit proposals intended to be considered for inclusion in our proxy statement relating to the 2024 Annual Meeting must ensure that proper notice is received by us at our offices no later than the close of business on September 17, 2024, which we consider a reasonable time before we will begin printing and mailing proxy materials. Any proposal intended to be considered for inclusion in our proxy statement and form of proxy must comply with Rule 14a-8 of Regulation 14A under the Exchange Act. The submission of a shareholder proposal does not guarantee that it will be included in our proxy materials.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2024.
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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1^	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc., as amended		8-K	2.1	5/16/2019
2.2^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc., as amended		8-K	2.1	3/2/2021
2.3^	Asset Purchase Agreement, dated August 22, 2023, between Wolfspeed, Inc. and MACOM Technology Solutions Holdings Inc.		8-K/A	2.1	8/28/2023
3.1	Amended and Restated Articles of Incorporation		8-K	3.1	10/24/2023
3.2	Amended and Restated Bylaws, dated January 23, 2023		10-Q	3.1	1/26/2023
4.1	Description of the Registered Securities		10-Q	4.3	11/2/2023
4.2	Indenture, dated as of April 21, 2020, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	4/21/2020
4.3	Form of 1.75% Convertible Senior Note due 2026 (included in Exhibit 4.2)		8-K	4.2	4/21/2020
4.4	Indenture, dated as of February 3, 2022, between Wolfspeed, Inc. and U.S. Bank National Association		8-K	4.1	2/3/2022
4.5	Form of 0.25% Convertible Senior Note due 2028 (included in Exhibit 4.4)		8-K	4.2	2/3/2022
4.6	Indenture, dated as of November 21, 2022, between Wolfspeed, Inc. and U.S. Bank Trust Company, National Association		8-K	4.1	11/21/2022
4.7	Form of 1.875% Convertible Senior Note due 2029 (included in Exhibit 4.6)		8-K	4.2	11/21/2022
4.8	Form of certificate representing the Senior Secured Notes due 2030 (included as Exhibit A to Exhibit 10.29)		8-K	4.1	6/26/2023
4.9	Unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	4.1	7/5/2023
10.1*	2013 Long-Term Incentive Compensation Plan, as amended ("2013 LTIP")		10-Q	10.3	10/28/2021
10.2*	Form of Stock Unit Award Agreement (Performance-Based) under the 2013 LTIP		10-K	10.41	8/20/2018
10.3*	Form of Stock Unit Award Agreement (Time-Based) under the 2013 LTIP		10-K	10.42	8/20/2018
10.4*	Form of Performance Share Award Agreement for Gregg A. Lowe		8-K	10.1	9/8/2020
10.5*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.4	10/28/2021
10.6*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.5	10/28/2021
10.7*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Non-Employee Directors		10-Q	10.6	10/28/2021
10.8*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.7	10/28/2021

10.9*	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.8	10/28/2021
10.10*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe (fiscal 2024 award)		10-K	10.13	8/23/2023
10.11*	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than Gregg Lowe (fiscal 2024 award)		10-K	10.14	8/23/2023
10.12*	2023 Long-Term Incentive Compensation Plan ("2023 LTIP")		8-K	10.1	10/24/2023
10.13*	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Gregg Lowe		10-Q	10.3	2/1/2024
10.14*	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.4	2/1/2024
10.15*	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Non-Employee Directors		10-Q	10.5	2/1/2024
10.16*	Form of Performance Stock Unit Award Agreement under the 2023 LTIP for Gregg Lowe		10-Q	10.6	2/1/2024
10.17*	Form of Performance Stock Unit Award Agreement under the 2023 LTIP for Executive Officers other than Gregg Lowe		10-Q	10.7	2/1/2024
10.18*	Wolfspeed Bonus Plan for Fiscal Year 2024		8-K	10.1	11/2/2023
10.19*	2020 Employee Stock Purchase Plan		10-Q	10.9	10/28/2021
10.20*	Change in Control Agreement for Chief Executive Officer between Cree, Inc. and Gregg A. Lowe, dated September 22, 2017		8-K	10.1	9/28/2017
10.21*	First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018		8-K	10.3	5/4/2018
10.22*	Wolfspeed Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, as amended and restated	X
10.23*	Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team		8-K	10.2	5/4/2018
10.24*	Schedule of Compensation of Non-Employee Directors		8-K	10.1	1/25/2023
10.25*	Non-Employee Director Stock Compensation and Deferral Program, as amended and restated		10-Q	10.8	2/1/2024
10.26*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers		8-K	10.1	10/29/2010
10.27	Form of Confirmation of Call Option Transactions related to 0.25% Convertible Senior Notes due 2028		8-K	10.1	2/3/2022
10.28	Form of Confirmation of Call Option Transactions related to 1.875% Convertible Senior Notes due 2029		8-K	10.1	11/21/2022
10.29^	Indenture, dated as of June 23, 2023, by and between Wolfspeed, Inc. and U.S. Bank Trust Company, National Association, as trustee and collateral agent.		8-K	10.1	6/26/2023
19.1	Securities Trading Policy	X
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Wolfspeed, Inc. Compensation Recovery Policy	X
101	The following materials from Wolfspeed, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Wolfspeed, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
^	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFSPEED, INC.
Date:	August 22, 2024

By:	/s/ Gregg A. Lowe
Gregg A. Lowe
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Chief Executive Officer and President	August 22, 2024
Gregg A. Lowe	(Principal Executive Officer)

/s/ NEILL P. REYNOLDS	Executive Vice President and Chief Financial Officer	August 22, 2024
Neill P. Reynolds	(Principal Financial and Principal Accounting Officer)

/s/THOMAS H. WERNER	Chairman and Director	August 22, 2024
Thomas H. Werner

/s/ GLENDA DORCHAK	Director	August 22, 2024
Glenda Dorchak

/s/ JOHN C. HODGE	Director	August 22, 2024
John C. Hodge

/s/ CLYDE R. HOSEIN	Director	August 22, 2024
Clyde R. Hosein

/s/ DARREN R. JACKSON	Director	August 22, 2024
Darren R. Jackson

/s/ DUY-LOAN T. LE	Director	August 22, 2024
Duy-Loan T. Le

/s/ JOHN B. REPLOGLE	Director	August 22, 2024
John B. Replogle

/s/ MARVIN A. RILEY	Director	August 22, 2024
Marvin A. Riley

/s/ STACY J. SMITH	Director	August 22, 2024
Stacy J. Smith