Form 10-Q
period 2024-09-29
WOLFSPEED, INC.
filed 2024-11-07
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of November 1, 2024, was 127,713,305.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended September 29, 2024

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

in millions of U.S. Dollars, except share data in thousands	September 29, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$726.1	$1,045.9
Short-term investments	961.5	1,128.7
Total cash, cash equivalents and short-term investments	1,687.6	2,174.6
Accounts receivable, net	145.4	147.4
Inventories	467.9	440.7
Income taxes receivable	0.3	0.5
Prepaid expenses	58.3	56.6
Other current assets	98.9	179.8
Total current assets	2,458.4	2,999.6
Property and equipment, net	3,959.3	3,652.3
Goodwill	359.2	359.2
Intangible assets, net	23.7	23.9
Long-term receivables	2.2	2.3
Other long-term investments	79.3	79.3
Deferred tax assets	1.1	1.1
Investment tax credit receivable	723.5	641.8
Other assets	251.1	225.1
Total assets	$7,857.8	$7,984.6

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$600.4	$523.6
Contract liabilities and distributor-related reserves	62.9	62.3
Income taxes payable	1.3	1.0
Finance lease liabilities	0.5	0.5
Other current liabilities	117.8	77.9
Total current liabilities	782.9	665.3
Long-term liabilities:
Long-term debt	3,132.6	3,126.2
Convertible notes, net	3,037.3	3,034.9
Deferred tax liabilities	10.8	10.8
Finance lease liabilities - long-term	8.8	8.9
Other long-term liabilities	256.5	256.4
Total long-term liabilities	6,446.0	6,437.2
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 29, 2024 and June 30, 2024; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at September 29, 2024 and June 30, 2024; 126,888 and 126,409 shares issued and outstanding at September 29, 2024 and June 30, 2024, respectively	0.2	0.2
Additional paid-in-capital	3,843.6	3,821.9
Accumulated other comprehensive loss	(4.3)	(11.6)
Accumulated deficit	(3,210.6)	(2,928.4)
Total shareholders’ equity	628.9	882.1
Total liabilities and shareholders’ equity	$7,857.8	$7,984.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
in millions of U.S. Dollars, except share data	September 29, 2024	September 24, 2023
Revenue, net	$194.7	$197.4
Cost of revenue, net	230.9	172.7
Gross profit	(36.2)	24.7
Operating expenses:
Research and development	50.9	44.1
Sales, general and administrative	62.2	64.1
Factory start-up costs	19.7	8.4
Amortization of acquisition-related intangibles	0.3	0.3
Loss on disposal or impairment of other assets	0.6	0.1
Other operating expense	60.2	2.6
Operating loss	(230.1)	(94.9)
Non-operating expense, net	51.7	28.5
Loss before income taxes	(281.8)	(123.4)
Income tax expense	0.4	0.2
Net loss from continuing operations	(282.2)	(123.6)
Net loss from discontinued operations	—	(272.1)
Net loss	($282.2)	($395.7)

Basic and diluted loss per share
Continuing operations	($2.23)	($0.99)
Net loss	($2.23)	($3.16)

Weighted average shares - basic and diluted (in thousands)	126,733	125,105
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Net loss	($282.2)	($395.7)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	7.3	1.9
Comprehensive loss	(274.9)	(393.8)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 30, 2024	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
Net loss	—	—	—	(282.2)	—	(282.2)
Unrealized gain on available-for-sale securities	—	—	—	—	7.3	7.3
Tax withholding on vested equity awards	—	—	(3.6)	—	—	(3.6)
Stock-based compensation	479	—	25.3	—	—	25.3
Balance at September 29, 2024	126,888	$0.2	$3,843.6	($3,210.6)	($4.3)	$628.9
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(395.7)	—	(395.7)
Unrealized gain on available-for-sale securities	—	—	—	—	1.9	1.9
Tax withholding on vested equity awards	—	—	(15.0)	—	—	(15.0)
Stock-based compensation	506	—	32.1	—	—	32.1
Exercise of stock options and issuance of shares	21	—	0.5	—	—	0.5
Balance at September 24, 2023	125,321	$0.2	$3,728.6	($2,459.9)	($23.2)	$1,245.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Operating activities:
Net loss	($282.2)	($395.7)
Net loss from discontinued operations	—	(272.1)
Net loss from continuing operations	(282.2)	(123.6)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation and amortization	71.1	40.1
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	6.7	7.2
Stock-based compensation	23.7	19.7
Loss on disposal or impairment of long-lived assets	0.6	—
Amortization of (premium) discount on investments, net	(3.8)	(5.3)
Realized loss on sale of investments	0.1	—
Deferred income taxes	—	0.3
Changes in operating assets and liabilities:
Accounts receivable, net	2.0	0.6
Inventories	(25.6)	(50.0)
Prepaid expenses and other assets	(10.5)	(34.7)
Accounts payable	20.2	(18.1)
Accrued salaries and wages and other liabilities	65.1	45.3
Contract liabilities and distributor-related reserves	0.6	5.8
Net cash used in operating activities of continuing operations	(132.0)	(112.7)
Net cash used in operating activities of discontinued operations	—	(34.7)
Cash used in operating activities	(132.0)	(147.4)
Investing activities:
Purchases of property and equipment	(437.0)	(442.0)
Purchases of patent and licensing rights	(1.2)	(1.3)
Purchases of short-term investments	(56.1)	(775.3)
Proceeds from maturities of short-term investments	256.2	370.0
Proceeds from sale of short-term investments	3.1	24.8
Reimbursement of property and equipment purchases from long-term incentive agreement	42.0	39.6
Net cash used in investing activities of continuing operations	(193.0)	(784.2)
Net cash used in investing activities of discontinued operations	—	(1.7)
Cash used in investing activities	(193.0)	(785.9)
Financing activities:
Proceeds from long-term debt borrowings	—	1,000.0
Payments of debt issuance costs	—	(46.0)
Proceeds from issuance of common stock	—	0.5
Tax withholding on vested equity awards	(3.6)	(15.0)
Payments on long-term debt borrowings, including finance lease obligations	(0.1)	(0.1)
Incentive-related escrow refunds	10.0	—
Commitment fees on long-term incentive agreement	(1.5)	(1.0)
Cash provided by financing activities	4.8	938.4
Effects of foreign exchange changes on cash and cash equivalents	0.4	(0.1)
Net change in cash and cash equivalents	(319.8)	5.0
Cash and cash equivalents, beginning of period	1,045.9	1,757.0
Cash and cash equivalents, end of period	$726.1	$1,762.0
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
Previously, the Company designed, manufactured and sold radio-frequency (RF) devices. As discussed more fully below in Note 2, “Discontinued Operations,” on December 2, 2023, the Company completed the sale of certain assets comprising its RF product line. The Company classified the results and cash flows of the RF product line as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for fiscal 2024. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at September 29, 2024, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2024 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (fiscal 2024). The results of operations for the three months ended September 29, 2024 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 29, 2025 (fiscal 2025).
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the three months ended September 29, 2024 compared to the significant accounting policies described in our fiscal 2024 Form 10-K.
Financial Statement Details
Accounts Receivable, net

(in millions of U.S. Dollars)	September 29, 2024	June 30, 2024
Billed trade receivables	$142.1	$143.3
Unbilled contract receivables	2.5	3.5
Royalties	1.5	1.3
	146.1	148.1
Allowance for bad debts	(0.7)	(0.7)
Accounts receivable, net	$145.4	$147.4

Inventories

(in millions of U.S. Dollars)	September 29, 2024	June 30, 2024
Raw material	$150.4	$138.7
Work-in-progress	313.5	290.5
Finished goods	4.0	11.5
Inventories	$467.9	$440.7
Other Current Assets

(in millions of U.S. Dollars)	September 29, 2024	June 30, 2024
Reimbursement receivable on long-term incentive agreement	$33.1	$85.8
Other	65.8	94.0
Other current assets	$98.9	$179.8
Investment Tax Credit Receivable
The Company expects to receive refundable federal investment tax credits through the United States CHIPS and Science Act of 2022 (the CHIPS Act) in connection with ongoing expansion projects. As of September 29, 2024, the Company has recorded a receivable for and reduced property and equipment, net by $723.5 million as a result of the expected refundable tax credits in connection with the CHIPS Act.
Accounts Payable and Accrued Expenses

(in millions of U.S. Dollars)	September 29, 2024	June 30, 2024
Accounts payable, trade	$73.5	$53.0
Accrued property and equipment	385.9	366.0
Accrued salaries and wages	100.3	64.2
Accrued expenses	40.7	40.4
Accounts payable and accrued expenses	$600.4	$523.6
Other Operating Expense

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Restructuring costs and other exit costs	$52.8	$—
Project, transformation and transaction costs	6.0	2.6
Other	1.4	—
Other operating expense	$60.2	$2.6
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $4.3 million and $11.6 million of net unrealized losses on available-for-sale securities as of September 29, 2024 and June 30, 2024, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.

Non-Operating Expense, net

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Interest income	(22.2)	(40.6)
Interest expense, net of capitalized interest	64.5	61.7
Other, net	9.4	7.4
Non-operating expense, net	$51.7	$28.5

Statements of Cash Flows - non-cash activities

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Decrease in property, plant and equipment from investment tax credit receivables	$81.8	$73.5
Decrease in property, plant and equipment from long-term incentive related receivables	—	47.7
Lease asset and liability additions	11.0	1.0
Lease asset and liability modifications, net	0.2	1.8
Accrued property and equipment as of September 29, 2024 and September 24, 2023 was $385.9 million and $340.2 million, respectively.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, to require additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

Note 2 – Discontinued Operations
RF Business Divestiture
On December 2, 2023 (the RF Closing), the Company completed the sale of its RF product line (the RF Business) to MACOM Technology Solutions Holdings, Inc. (MACOM) pursuant to the terms of the previously reported Asset Purchase Agreement (the RF Purchase Agreement). Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash and 711,528 shares of MACOM common stock (the MACOM Shares).
In connection with the divestiture of the RF Business (the RF Business Divestiture), MACOM will assume control of the Company’s 100mm gallium nitride wafer fabrication facility in Research Triangle Park, North Carolina (the RTP Fab) approximately two years following the RF Closing (the RTP Fab Transfer). The RTP Fab Transfer will occur in the future to accommodate the Company’s relocation of certain production equipment currently located in the RTP Fab to its fabrication facility in Durham, North Carolina. Prior to the RTP Fab Transfer, the MACOM Shares are subject to restrictions on transfer. The Company will forfeit one-quarter of the MACOM Shares if the RTP Fab Transfer has not occurred by the fourth anniversary of the RF Closing.
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
Because the RF Business Divestiture represented a strategic shift that had and will continue to have a major effect on the Company’s operations and financial results, the Company classified the results of the RF Business as discontinued operations in the Company’s consolidated statements of operations for fiscal 2024. The Company ceased recording depreciation and amortization of long-lived assets that conveyed in the RF Purchase Agreement upon classification as discontinued operations in August 2023. The RTP Fab is not considered within the RF Business Divestiture disposal group and the current and long-term assets associated with the RTP Fab are not classified as held for sale from discontinued operations in the consolidated balance sheets.

The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

Three months ended
(in millions of U.S. Dollars)	September 24, 2023
Revenue, net	$32.8
Cost of revenue, net	37.9
Gross profit (loss)	(5.1)
Operating expenses:
Research and development	20.3
Sales, general and administrative	7.7
Amortization of intangibles	1.5
Impairment on assets held for sale	144.6
Excess loss liability on assets held for sale	75.4
Other operating expense	17.1
Loss before income taxes	(271.7)
Income tax expense	0.4
Net loss	($272.1)
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $57.5 million was outstanding as of September 29, 2024. The supply agreement liability is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheets. A receivable of $5.2 million in connection with the RF Master Supply Agreement is included in other current assets in the consolidated balance sheet as of September 29, 2024.
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
In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which the Company will supply CreeLED with certain silicon carbide materials and fabrication services for up to four years. In fiscal 2024, the Company entered into an amendment to the Wafer Supply Agreement to terminate the agreement as of September 30, 2024.
For the three months ended September 29, 2024, the Company recognized a net loss of $9.2 million in non-operating expense (income), net related to the Wafer Supply Agreement. For the three months ended September 24, 2023, the Company recognized a net loss of $6.9 million in non-operating expense (income), net related to the Wafer Supply Agreement.

Note 3 – Revenue Recognition
Contract liabilities and distributor-related reserves were $88.6 million as of September 29, 2024 and $88.0 million as of June 30, 2024. Contract liabilities are recorded within accrued contract liabilities and other long-term liabilities on the consolidated balance sheets.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials (Materials Products). Revenue from these two product lines is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Power Products	$97.1	$101.2
Materials Products	97.6	96.2
Total	$194.7	$197.4
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Three months ended
	September 29, 2024		September 24, 2023
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
Asia Pacific (1)	$94.9	48.7%	$44.6	22.6%
Europe	38.8	19.9%	75.3	38.1%
Hong Kong	33.6	17.3%	34.1	17.3%
United States	16.9	8.7%	30.7	15.6%
China	10.4	5.3%	12.0	6.1%
Other	0.1	0.1%	0.7	0.3%
Total	$194.7		$197.4
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

Balance Sheet
Lease assets and liabilities are as follows (in millions of U.S. Dollars):

Operating Leases:	September 29, 2024	June 30, 2024
Right-of-use asset (1)	$108.2	$99.2

Current lease liability (2)	7.7	6.9
Non-current lease liability (3)	122.4	114.0
Total operating lease liabilities	$130.1	$120.9

Finance Leases:
Finance lease assets (4)	$8.9	$9.1

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	8.8	8.9
Total finance lease liabilities	$9.3	$9.4
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Operating lease expense	$3.7	$3.3
Finance lease amortization	0.2	0.2
Interest expense for finance leases	0.1	0.1
Cash Flows
Cash flow information consisted of the following (1):

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($3.4)	($2.4)
Cash received for tenant allowance on operating lease	0.3	0.4
Cash paid for interest portion of financing leases	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.1)	(0.1)
(1) See Note 1, "Statements of Cash Flows - non-cash activities," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of September 29, 2024 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 29, 2025 (remainder of fiscal 2025)	$11.6	$0.6	$12.2
June 28, 2026	14.7	0.8	15.5
June 27, 2027	14.4	0.5	14.9
June 25, 2028	14.3	0.2	14.5
June 24, 2029	14.4	0.2	14.6
Thereafter	107.8	13.8	121.6
Total lease payments	177.2	16.1	193.3
Future tenant improvement allowances	(4.3)	(6.8)	(11.1)
Imputed lease interest	(42.8)	—	(42.8)
Total lease liabilities	$130.1	$9.3	$139.4
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	149	474
Weighted average discount rate (2)	4.55%	2.68%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 26 months.
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
Note 5 – Commitments and Contingencies
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
In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleges willful infringement, and seeks unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. The Company denies Purdue’s remaining allegations and has developed numerous defenses, including non-infringement, multiple invalidity grounds, and unenforceability due to inequitable conduct before the U.S. Patent & Trademark Office. Discovery in this matter concluded in September 2024; the parties are currently in the middle of summary judgment briefing, and the trial will most likely occur in the second half of 2025. Due to the stage of the case, the Company is unable to estimate the possible range of loss, if any, at this time.

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
As of September 29, 2024, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.7 million to $5.2 million per year through fiscal 2031.
As of September 29, 2024, the Company has reduced property and equipment, net by a total of $500.0 million as a result of GDA reimbursements, of which $467.2 million has been received in cash and an additional $32.8 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the three months ended September 29, 2024, the Company purchased $6.7 million of product under this agreement. As of September 29, 2024, minimum future product purchases for fiscal years 2025, 2026, 2027 and 2028 are $1.4 million, $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. As of September 29, 2024, the Company has paid $44.9 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the three months ended September 29, 2024, the Company purchased $7.2 million of product under this agreement which satisfied the minimum future product purchases for the period. Minimum future product purchase for the remainder of fiscal 2025 and fiscal years 2026 and 2027 are $21.6 million, $28.8 million and $9.6 million, respectively.

Note 6 – Investments

(in millions of U.S. Dollars)	September 29, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$468.3	$0.9	($0.1)	$—	$469.1
Corporate bonds	378.9	1.3	(3.3)	—	376.9
Municipal bonds	89.3	0.3	(1.0)	—	88.6
Certificates of deposit	17.0	—	—	—	17.0
Commercial paper	9.9	—	—	—	9.9
Total short-term investments	$963.4	$2.5	($4.4)	$—	$961.5

	June 30, 2024
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$553.3	$—	($0.6)	$—	$552.7
Corporate bonds	423.5	0.2	(6.7)	—	417.0
Municipal bonds	102.8	—	(2.0)	—	100.8
Certificates of deposit	31.5	—	—	—	31.5
Commercial paper	16.7	—	—	—	16.7
U.S. agency securities	10.0	—	—	—	10.0
Total short-term investments	$1,137.8	$0.2	($9.3)	$—	$1,128.7
All short-term investments are classified as available-for-sale. The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	September 29, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9.2	$—	$161.7	($3.3)	$170.9	($3.3)
U.S. treasury securities	19.9	—	5.9	(0.1)	25.8	(0.1)
Municipal bonds	2.5	—	67.7	(1.0)	70.2	(1.0)
Total	$31.6	$—	$235.3	($4.4)	$266.9	($4.4)
Number of securities with an unrealized loss		68		44		112

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$135.2	($0.2)	$183.4	($6.5)	$318.6	($6.7)
U.S. treasury securities	507.4	(0.4)	35.9	(0.2)	543.3	(0.6)
Municipal bonds	9.0	—	74.3	(2.0)	83.3	(2.0)
U.S. agency securities	14.9	—	10.0	—	24.9	—
Total	$666.5	($0.6)	$303.6	($8.7)	$970.1	($9.3)
Number of securities with an unrealized loss		141		66		207

The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $10.7 million and $11.6 million as of September 29, 2024 and June 30, 2024, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three months ended September 29, 2024 and September 24, 2023.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of September 29, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 29, 2024.
The contractual maturities of short-term investments as of September 29, 2024 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Ten Years	Total
U.S. treasury securities	$444.2	$24.9	$—	$469.1
Corporate bonds	274.7	102.2	—	376.9
Municipal bonds	41.2	45.0	2.4	88.6
Certificates of deposit	17.0	—	—	17.0
Commercial paper	9.9	—	—	9.9
Total short-term investments	$787.0	$172.1	$2.4	$961.5

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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	September 29, 2024			June 30, 2024
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$143.1	$—	$143.1	$87.3	$—	$87.3
U.S. treasury securities	8.0	—	8.0	10.0	—	10.0
Total cash equivalents	151.1	—	151.1	97.3	—	97.3
Short-term investments:
U.S. treasury securities	469.1	—	469.1	552.7	—	552.7
Corporate bonds	—	376.9	376.9	—	417.0	417.0
Municipal bonds	—	88.6	88.6	—	100.8	100.8
Commercial paper	—	9.9	9.9	—	16.7	16.7
U.S. agency securities	—	—	—	—	10.0	10.0
Certificates of deposit	—	17.0	17.0	—	31.5	31.5
Total short-term investments	469.1	492.4	961.5	552.7	576.0	1,128.7
Other long-term investments:
US corporation common stock	79.3	—	79.3	79.3	—	79.3
Total assets	$699.5	$492.4	$1,191.9	$729.3	$576.0	$1,305.3
Other long-term investments consists of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares are remeasured to fair value each period with changes in the fair value of the shares recognized in non-operating expense (income), net.

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the three months ended September 29, 2024.

Intangible Assets, net
The following table presents the components of intangible assets, net:

	September 29, 2024			June 30, 2024
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquisition related intangible assets (1)	$24.0	($23.1)	$0.9	$24.0	($22.8)	$1.2
Patent and licensing rights	48.9	(26.1)	22.8	49.8	(27.1)	22.7
Total intangible assets	$72.9	($49.2)	$23.7	$73.8	($49.9)	$23.9
(1) Relates to developed technology

Note 9 – Long-term Debt

		September 29, 2024			June 30, 2024
(in millions of U.S. Dollars)	Effective Interest Rate	Principal	Unamortized Discount	Net	Principal	Unamortized Discount	Net
1.75% Convertible Notes(1)	2.2%	$575.0	($3.7)	$571.3	$575.0	($4.3)	$570.7
0.25% Convertible Notes(1)	0.6%	750.0	(10.1)	739.9	750.0	(10.9)	739.1
1.875% Convertible Notes(1)	2.1%	1,750.0	(23.9)	1,726.1	1,750.0	(24.9)	1,725.1
2030 Senior Notes(2)	12.4%	1,250.0	(74.8)	1,175.2	1,250.0	(80.3)	1,169.7
CRD Agreement Deposits(2)	6.3%	2,000.0	(42.6)	1,957.4	2,000.0	(43.5)	1,956.5
		$6,325.0	($155.1)	$6,169.9	$6,325.0	($163.9)	$6,161.1
(1) Presented in convertible notes
(2) Presented in long-term debt
As of September 29, 2024, the Company was in compliance with all covenants relating to the senior secured notes due 2030 (the 2030 Senior Notes) and the Unsecured Customer Refundable Deposit Agreement entered into in July 2023 with a customer (the CRD Agreement).
Interest Expense
The interest expense, net recognized related to the corporate debt holdings and the deposits under the CRD Agreement is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Interest expense, net of capitalized interest	$56.8	$53.7
Amortization of discount and debt issuance costs, net of capitalized interest	6.7	7.2
Total interest expense, net	$63.5	$60.9

The Company capitalizes interest in connection with ongoing capacity expansions.

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Interest expense capitalized	$15.9	$2.3
Amortization of discount and debt issuance costs capitalized	2.0	0.3
Total interest expense capitalized	$17.9	$2.6

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended
(in millions of U.S. Dollars, except share data)	September 29, 2024	September 24, 2023
Net loss from continuing operations	($282.2)	($123.6)
Net loss from discontinued operations	$—	($272.1)

Weighted average shares - basic and diluted (in thousands)	126,733	125,105

Loss per share - basic and diluted:
Continuing operations	($2.23)	($0.99)
Discontinued operations	$—	($2.17)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three months ended September 29, 2024, 8.4 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three months ended September 24, 2023, 3.3 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Note 11 – Stock-Based Compensation
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023
Cost of revenue, net	$8.5	$6.0
Research and development	3.2	2.7
Sales, general and administrative	12.0	11.0
Total stock-based compensation expense	$23.7	$19.7
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of September 29, 2024, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 30, 2024, the Company's liability for unrecognized tax benefits was $9.4 million. During the three months ended September 29, 2024, the Company recognized a $0.5 million increase to the liability for unrecognized tax benefits due to an increase in generated research and development credits. As a result, the total liability for unrecognized tax benefits as of September 29, 2024 was $9.9 million. If any portion of this $9.9 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.4 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
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

Note 13 - Restructuring
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerates its transition from 150mm to 200mm silicon carbide devices (the 2025 Restructuring Plan). The actions taken under the 2025 Restructuring Plan will ultimately result in the closure of the Company's 150mm device fabrication facility in Durham, North Carolina as well as a realignment of related activities across the geographic regions in which the Company operates. The Company also recently initiated plans to consolidate its manufacturing footprint for epitaxy products by winding down operations at its facility in Farmer's Branch, Texas during fiscal 2025. Refer to Note 14, "Subsequent Events" for additional discussion of actions related to the consolidation of the Company's manufacturing activities. The Company is also taking steps to optimize the allocation of resources across various functional groups. The Company expects these actions will result in a total headcount reduction of approximately 20% over the next six months to one year.
The costs that will be incurred as a result of the 2025 Restructuring Plan include severance and employee benefit costs, voluntary termination benefits, and other exit costs that qualify as exit and disposal costs under U.S. GAAP. The severance costs incurred during the first quarter of fiscal 2025 were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”. Additionally, the Company has incurred, and over the next 12 months will continue to incur, additional facility closure-related costs related to these activities, including asset-related charges and fixed manufacturing costs that will be eliminated as a result of this plan and other incremental costs to exit facilities.
Including these additional facility closure-related costs, the Company expects to incur approximately $400 million to $450 million of total costs, including approximately $60 million of involuntary and voluntary severance costs, $125 million of other closure-related cash costs, and approximately $250 million of asset-related charges and other non-cash costs. The Company expects to realize approximately $200 million of annualized cost savings upon completion of these initiatives. A summary of the charges recognized in the consolidated statements of operations during the first quarter of fiscal 2025 resulting from these restructuring activities is shown below:

(in millions of U.S. Dollars)	Severance	Accelerated Depreciation	Other Closure-Related Costs	Total
Cost of revenue, net	$—	$11.7	$22.6	$34.3
Other operating expense	36.5	7.1	9.2	52.8
Total	$36.5	$18.8	$31.8	$87.1
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of September 29, 2024 follows:

(in millions of U.S. Dollars)	As of June 30, 2024	Charges	Usage	As of September 29, 2024
Employee severance and benefit costs	$—	$36.5	$—	$36.5
Total	$—	$36.5	$—	$36.5

Note 14 - Subsequent Events
Preliminary Memorandum of Terms under the CHIPS and Science Act
On October 11, 2024, the Company signed a non-binding preliminary memorandum of terms (PMT) with the United States Department of Commerce for up to $750.0 million in proposed direct funding under the CHIPS Act. The PMT outlines key terms for the funding including the proposed amount and form of the award. The disbursement of the funds will be conditioned upon the achievement of certain operational and construction milestones and other requirements. Receipt of the proposed direct funding set forth in the PMT is subject to negotiation, completion and execution of the direct funding agreement with the Department of Commerce, and the negotiation and execution of an intercreditor agreement between the Department of Commerce and the Company's lenders, which may contain different or additional conditions not contained in the PMT.
The PMT includes an obligation for the Company to raise an aggregate of $750.0 million in debt financing and revise certain terms under the 2030 Senior Notes, restructure or refinance its outstanding convertible notes at specified intervals and defer a total of $120.0 million in cash interest payments due prior to June 30, 2025 under the CRD Agreement. In addition, the Company has agreed to raise up to $300.0 million of additional capital from non-debt sources over the next 12 months.
2030 Senior Notes Amended and Restated Indenture
Also on October 11, 2024, the Company entered into the Amended and Restated Indenture (the 2030 Senior Notes Indenture), which amends certain terms and conditions of the 2030 Senior Notes and permits the Company to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions precedent.
Pursuant to the 2030 Senior Notes Indenture, the 2030 Senior Notes bear interest (a) for the period from the effectiveness of the Existing Indenture to October 11, 2024 at a rate of 9.875% per annum; (b) for the period from October 11, 2024 through and including June 22, 2025 at a rate of 9.875% per annum (payable in cash), plus 2% per annum (payable at the Company's option, in cash or in-kind); (c) for the period commencing on June 23, 2025 through June 22, 2026 (i) if the Interest Rate Step-Down Condition (as defined below) is satisfied as of June 23, 2025, at a rate of 10.875% per annum (payable in cash) plus 2% per annum (payable at the Company's option in cash or in-kind) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23, 2025 at a rate of 11.875% per annum (payable in cash), plus 2% per annum (payable at the Company's option, in cash or in-kind); and (d) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the 2030 Senior Notes, resulting in the aggregate principal amount of 2030 Senior Notes outstanding being less than $1.0 billion and (ii) the Company receives at least $450.0 million of awards under the CHIPS Act or (b) as of the most recent June 23rd, the ratio of outstanding principal amount of the 2030 Senior Notes to EBITDA (as defined in the 2030 Senior Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the 2030 Senior Notes Indenture is less than or equal to 2:1. The 2030 Senior Notes will mature on the earlier of (x) June 23, 2030 and (y) September 1, 2029, if more than $175 million in aggregate principal amount of the Company's 1.875% convertible senior notes due December 1, 2029 remains outstanding on such date.
The 2030 Senior Notes Indenture contains certain customary affirmative covenants, negative covenants and events of default, including a liquidity maintenance financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent has been granted a perfect first lien security interest of at least (a) $630.0 million as of the last day of any calendar month ending on or prior to March 31, 2025 and (b) $750.0 million as of April 1, 2025 and as of the last day of any calendar month ending thereafter. Upon the Company having received at least $450.0 million of award disbursements pursuant to governmental grants under the CHIPS Act, the level of minimum liquidity shall be permanently reduced to $250.0 million.
On October 22, 2024, the Company issued $250.0 million in aggregate principal amount of 2030 Senior Notes pursuant to the 2030 Senior Notes Indenture. The Company may issue up to an additional $500.0 million in aggregate principal amount of 2030 Senior Notes, subject to certain conditions.

2033 CRD Notes Amendment
On October 15, 2024, the Company entered into Amendment No. 1 to the CRD Agreement, which amends the existing agreement to, among other things, permit the Company to pay the accrued interest on the outstanding loans payable under the existing agreement on the last business day of each of December 2024 and June 2025 (together, the PIK Amounts) by adding the PIK Amounts to the then outstanding principal amount of the loans rather than in cash. The interest rate on the PIK Amounts will accrue at a rate of 15.0% per annum. The amendment also permits the Company to grant liens on additional assets in Siler City, North Carolina in connection with disbursements pursuant to governmental grants or awards under the CHIPS Act, and permits the Company to pay a portion of interest on the 2030 Senior Notes in-kind subject to the limitations set forth in the amendment to the CRD Agreement.
Saarland Project
During October 2024, the Company notified the relevant governmental authorities that it has indefinitely suspended its plans to construct a silicon carbide fabrication facility in Saarland, Germany. The estimated financial impact of this action is included in the total estimated costs of the 2025 Restructuring Plan discussed in Note 13, "Restructuring".

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information set forth in this Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All information contained in this report relative to future markets for our products, trends in and anticipated levels of revenue, gross margins and expenses, and ability to access funding as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the SEC), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the 2024 Form 10-K). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Unless otherwise noted, the following information and discussion relates to our continuing operations.

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
The RF Business Divestiture represented a strategic shift that had a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the RF product line as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for fiscal 2024. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials, device products in the power markets and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of our respective markets. These uncertainties make demand difficult to forecast for us and our customers. Recently, we and other semiconductor companies have been experiencing softening demand for power products in industrial and energy applications. We continue to experience increased mid- and long-term demand for our power products designed for electrical vehicle applications, and we are working closely with our customer base to best match our supply to their near-term demand. We believe the increased demand for our power products reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand.
•Supply Constraints. The semiconductor industry has experienced supply constraints for certain items, although constraints appear to be alleviating in recent months. We have successfully managed through challenges relating to obtaining certain necessary production and processing equipment thus far, and we have continued to see supply availabilities and lead times stabilize across many direct materials. In addition, although we have not experienced significant impacts to date, the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East may further exacerbate global supply constraints.
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
Overview of the three months ended September 29, 2024
The following is a summary of our continuing operations financial results as of and for the three months ended September 29, 2024 compared to the three months ended September 24, 2023, unless otherwise stated.
•Our year-over-year revenue decreased ($2.7) million to $194.7 million.
•Gross margin decreased to (18.6)% from 12.5%. Gross profit decreased to ($36.2) million from $24.7 million. Gross margin and gross profit include the impacts of underutilization costs primarily in connection with the start of production at the Mohawk Valley Fab and restructuring and closure-related costs associated with the Durham fab. Underutilization was $26.4 million compared to $34.4 million.
•Operating loss was $230.1 million compared to $94.9 million.

•Diluted loss per share was $2.23 compared to $0.99.
•Combined cash, cash equivalents and short-term investments was $1,687.6 million at September 29, 2024 and $2,174.6 million at June 30, 2024.
•Long-term debt, net was $6,169.9 million at September 29, 2024 and $6,161.1 million at June 30, 2024.
•Cash used in operating activities was $132.0 million compared to $112.7 million.
•Purchases of property and equipment, net were $395.0 million (net of $42.0 million in reimbursements) compared to $402.4 million (net of $39.6 million in reimbursements).
•Design-ins were $1.5 billion compared to $2.2 billion.
•Design-wins were $1.3 billion compared to $1.5 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. The strength of our balance sheet provides us the ability to invest in our business and increase production capacity, as indicated by the Mohawk Valley Fab, where we started revenue production in late fiscal 2023. In addition, an expansion of our materials factory in Durham, North Carolina and the construction of a new materials manufacturing facility in Siler City, North Carolina are expected to increase our production capacity.
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
In addition, we are focused on improving the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. Despite increased complexities in our manufacturing processes, we have improved yields significantly and expect that we will continue to improve yield levels to support our future growth, particularly as we transition more device production to the Mohawk Valley Fab.
During the first quarter of fiscal 2025, we initiated a headcount reduction and facility consolidation plan (the 2025 Restructuring Plan) intended to further optimize our cost structure as we accelerate our transition from 150mm to 200mm silicon carbide devices. Refer to Note 13, "Restructuring," and Note 14, "Subsequent Events" to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional discussion of the financial impact of these activities.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand, although demand in the mid-term appears to be ahead of the industry's supply capabilities. For fiscal 2025, we have targeted approximately $1.1 billion to $1.3 billion of net capital investment.
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
Fiscal 2025 is a 52-week fiscal year. Fiscal 2024 was a 53-week fiscal year, and the second quarter of fiscal 2024 was a 14-week fiscal quarter.
Results of Operations
Selected consolidated statements of operations data for the three months ended September 29, 2024 and September 24, 2023 were as follows:

	Three months ended
	September 29, 2024		September 24, 2023
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$194.7	100.0%	$197.4	100.0%
Cost of revenue, net	230.9	118.6%	172.7	87.5%
Gross profit	(36.2)	(18.6)%	24.7	12.5%
Research and development	50.9	26.1%	44.1	22.3%
Sales, general and administrative	62.2	31.9%	64.1	32.5%
Factory start-up costs	19.7	10.1%	8.4	4.3%
Amortization of acquisition-related intangibles	0.3	0.2%	0.3	0.2%
Loss on disposal or impairment of other assets	0.6	0.3%	0.1	0.1%
Other operating expense	60.2	30.9%	2.6	1.3%
Operating loss	(230.1)	(118.2)%	(94.9)	(48.1)%
Non-operating expense, net	51.7	26.6%	28.5	14.4%
Loss before income taxes	(281.8)	(144.7)%	(123.4)	(62.5)%
Income tax expense	0.4	0.2%	0.2	0.1%
Net loss from continuing operations	(282.2)	(144.9)%	(123.6)	(62.6)%
Net loss from discontinued operations	—	—%	(272.1)	(137.8)%
Net loss	($282.2)	(144.9)%	($395.7)	(200.5)%

Basic and diluted loss per share
Continuing operations	($2.23)		($0.99)
Discontinued operations	—		(2.17)

Revenue

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Power Products	$97.1	$101.2	($4.1)	(4)%
Materials Products	$97.6	$96.2	$1.4	1%
Revenue	$194.7	$197.4	($2.7)	(1)%
Revenue for the three months ended September 29, 2024 as compared to the three months ended September 24, 2023 decreased due to the softening of demand in industrial and energy applications, which has been largely fulfilled from our North Carolina fab. This decrease has been partially offset by growth in demand for automotive applications.

Gross Profit and Gross Margin

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Gross profit	($36.2)	$24.7	($60.9)	(247)%
Gross margin	(18.6)%	12.5%
Gross profit and gross margin were impacted by a less favorable product mix resulting from the softening of demand in industrial and energy applications. Production capacity in the North Carolina fab shifted from industrial and energy products to automotive products, which have a higher production cost in that fab.
Gross profit for the three months ended September 29, 2024 includes restructuring costs of $11.7 million of non-cash asset-related charges from accelerated depreciation and $22.6 million of other exit costs for our restructuring plan adopted in the first quarter of fiscal 2025 as discussed in Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Gross profit and gross margin for both periods include underutilization costs incurred within cost of revenue in connection with the start of production at our Mohawk Valley Fab. Underutilization costs for the three months ended September 29, 2024 were $26.4 million as compared to $34.4 million for the three months ended September 24, 2023.
Research and Development

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Research and development	$50.9	$44.1	$6.8	15%
Percent of revenue	26%	22%
The increase in Research and development expenses for the three months ended September 29, 2024 as compared to the three months ended September 24, 2023 was primarily due to increases in product material costs.
Sales, General and Administrative

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Sales, general and administrative	$62.2	$64.1	($1.9)	(3)%
Percent of revenue	32%	32%
The decrease in Sales, general and administrative expenses for the three months ended September 29, 2024 as compared to the three months ended September 24, 2023 was primarily driven by a decrease in people costs.
Factory Start-up Costs

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Factory start-up costs	$19.7	$8.4	$11.3	135%
Start-up costs increased for the three months ended September 29, 2024 as compared to the three months ended September 24, 2023 due to increased costs incurred in connection with the construction of our materials manufacturing facility in Siler City, North Carolina.

Loss on Disposal or Impairment of Other Assets

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Loss on disposal or impairment of other assets	$0.6	$0.1	$0.5	500%
Loss on disposal or impairment of other assets primarily relate to write-offs of fixed assets, as well as the write-offs of impaired or abandoned patents, partially offset by proceeds from asset sales.
Other Operating Expense

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Restructuring costs and other exit costs	$52.8	$—	$52.8	100%
Project, transformation and transaction costs	$6.0	$2.6	$3.4	131%
Other	1.4	—	1.4	100%
Other operating expense	$60.2	$2.6	$57.6	2,215%
Restructuring and other closure-related costs for the three months ended September 29, 2024 consist of:
•$36.5 million of employee severance and benefit costs;
•$7.1 million of non-cash asset-related charges from accelerated depreciation; and
•$9.2 million of other closure-related costs related to our restructuring plan adopted in the first quarter of fiscal 2025 as discussed in Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Non-Operating Expense, net

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Interest income	($22.2)	($40.6)	$18.4	45%
Interest expense, net of capitalized interest	64.5	61.7	2.8	5%
Other expense, net	9.4	7.4	2.0	27%
Non-operating expense, net	$51.7	$28.5	$23.2	(81)%
Interest income. The decrease in interest income for the three months ended September 29, 2024 as compared to the three months ended September 24, 2023 was primarily due to lower short-term investment balances.
Interest expense, net of capitalized interest. The increase in interest expense for the three months ended September 29, 2024 as compared to the three months ended September 24, 2023 was primarily due to higher average debt outstanding offset, in part, by increased interest capitalization in the three months ended September 29, 2024. Refer to Note 9 "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for the summary of outstanding debt.
Income Tax Expense

	Three months ended
(in millions of U.S. Dollars)	September 29, 2024	September 24, 2023	Change
Income tax expense	$0.4	$0.2	$0.2	100%
Effective tax rate	—%	—%
The change in our effective tax rate for the three months ended September 29, 2024 compared to the three months ended September 24, 2023 was immaterial.

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
Based on past performance and current expectations, we believe our current working capital will be adequate to meet our cash needs for at least the next 12 months. With the strength of our working capital position, we believe that we have the ability to continue to invest in the completion of our near-term expansion of our production capacity, further develop our product portfolio and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties. However, even with the strength of our working capital position, we expect to need additional funding to fully complete all of our intended capacity expansions. We obtained additional funding of $250.0 million in October 2024 through the issuance of additional senior secured notes due 2030 (the 2030 Senior Notes) and have the ability to issue an additional $500.0 million of additional tranches under the Amended and Restated Indenture governing the 2030 Senior Notes (the 2030 Senior Notes Indenture), subject to certain conditions.

In accordance with the terms of the non-binding preliminary memorandum of terms (PMT) with the United States Department of Commerce that require us to restructure or refinance our outstanding 1.75% convertible senior notes due May 1, 2026 (2026 Notes), we are actively evaluating our options, including the refinancing of the 2026 Notes through the near-term issuance of equity-linked securities and/or other financing options, subject to market conditions and other considerations.
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	September 29, 2024	June 30, 2024	Change
Cash and cash equivalents	$726.1	$1,045.9	($319.8)
Short-term investments	961.5	1,128.7	(167.2)
Total cash, cash equivalents and short-term investments	$1,687.6	$2,174.6	($487.0)
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, partially reduced by accounts payable and accrued expenses.
In the first quarter of fiscal 2024, we entered into the Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with Renesas Electronics America Inc. (Renesas America), pursuant to which Renesas America agreed to provide us up to $2 billion in unsecured deposits, subject to certain conditions. We received an initial deposit of $1 billion in the first quarter of fiscal 2024, a second deposit of $500 million in the third quarter of fiscal 2024 and the third and final deposit in the fourth quarter of fiscal 2024. As discussed in Note 14, "Subsequent Events" to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we entered into an amendment to the CRD Agreement in October 2024 to permit us to pay the accrued interest on the outstanding loans payable on the last business day of each of December 2024 and June 2025 by adding those amounts to the outstanding principal amount of the loans rather than in cash, reducing our expected cash interest payments in fiscal 2025 by $120.0 million.
As also discussed in Note 14, "Subsequent Events", to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, in the second quarter of fiscal 2025, we issued an additional $250.0 million aggregate principal amount of 2030 Senior Notes. The 2030 Senior Notes Indenture permits us to issue additional tranches up to $500.0 million subject to certain conditions. We are required to maintain a minimum amount of at least $630.0 million in unrestricted cash and cash equivalents as of the last day of any calendar month through March 31, 2025 and at least $750.0 million beginning on April 1, 2025, which amount will be reduced over time upon the fulfillment of certain conditions
In the second quarter of fiscal 2024, we completed the sale of the RF Business and received approximately $75 million in cash. In the third quarter of fiscal 2024, we received a $57.5 million Land Acquisition Business Investment Grant from the North Carolina Department of Commerce.

As of September 29, 2024, we had unrealized losses on our short-term investments of $4.4 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at September 29, 2024 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able and intend to hold each of the investments held with an unrealized loss as of September 29, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of September 29, 2024.
From time to time, we evaluate strategic opportunities, including potential acquisitions, joint ventures, divestitures, spin-offs or investments in complementary businesses, and we have continued to make such evaluations. We may also access capital markets through the issuance of debt or equity, which we may use in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities, debt restructuring or general corporate purposes.
Expected Uses of Liquidity
We opened the Mohawk Valley Fab in the fourth quarter of fiscal 2022 to expand capacity for production of our silicon carbide devices and started revenue generating production at the facility in the fourth quarter of fiscal 2023. We expect to invest approximately $2.0 billion in total construction, equipment and other related costs for the new facility, of which approximately $500 million is expected to be reimbursed over time by the State of New York Urban Development Corporation (doing business as Empire State Development) under a Grant Disbursement Agreement (the GDA). As of September 29, 2024, we have spent approximately $1.2 billion and received $467.2 million in reimbursements.
We started construction on a new materials manufacturing facility in Siler City, North Carolina in September 2022. We expect to invest approximately $2.3 billion in total construction, equipment and other related costs for the facility through fiscal 2025. As of September 29, 2024, we have spent approximately $1.6 billion.
For fiscal 2025, we target approximately $1.1 billion to $1.3 billion of capital investment, which is primarily related to capacity and infrastructure projects to support longer-term growth and strategic priorities. This target is highly dependent on the timing and overall progress on the construction of the manufacturing facility in Siler City, North Carolina and the completion of the expansion of our Mohawk Valley Fab, as well as on the receipt of direct funding awards from the United States Department of Commerce and additional funding. Compared to fiscal 2024, our capital investment related to these new facilities during the next 12 months will be significantly less and will continue to decrease substantially as we complete the majority of construction related to this phase of our expansion efforts. As such, our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase.
We have take-or-pay supplier agreements that require a minimum of $221.2 million of purchases over the next four years and a commitment to provide quarterly capacity reservation deposits with a remaining total of $15.1 million, as outlined further in Note 5, "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
Given our current cash position, we believe we will be able to fund daily operating expenses, debt service, working capital and capital requirements for at least the next 12 months, but we expect to need additional funding to complete our previously announced expansion initiatives. As discussed in Note 14 "Subsequent Events," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we have obtained additional funding of $250.0 million through the issuance of additional 2030 Senior Notes, and expect to pursue additional funding through the United States CHIPS and Science Act of 2022 (the CHIPS Act) in accordance with the terms of a definitive direct funding award agreement with the United States Department of Commerce as contemplated by the PMT, equity offerings or other non-debt capital sources, and debt financings (which may involve refinancing, modifying or retiring some of our existing debt). In addition, we may also apply for and potentially sell tax credits as part of the IRA to further fund our expansion initiatives.

Cash Flows
In summary, our cash flows were as follows:

	Three months ended
in millions of U.S. Dollars	September 29, 2024	September 24, 2023	Change
Net cash used in operating activities of continuing operations	($132.0)	($112.7)	($19.3)	(17)%
Net cash used in investing activities of continuing operations	(193.0)	(784.2)	591.2	75%
Net cash provided by financing activities of continuing operations	4.8	938.4	(933.6)	(99)%
Effects of foreign exchange changes on cash and cash equivalents	0.4	(0.1)	0.5	500%
Cash used in discontinued operations	$—	($36.4)	36.4	100%
Net change in cash and cash equivalents	($319.8)	$5.0	($324.8)	(6,496)%
Cash Flows from Operating Activities
Net cash used in operating activities of continuing operations decreased primarily due to increased working capital resulting from lower inventory growth and timing of payables.
Cash Flows from Investing Activities
Our investing activities of continuing operations primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.
Cash used in investing activities of continuing operations decreased primarily due to decreases in net purchases of short term investments of $583.7 million and in net property and equipment purchases of $7.4 million.
Cash Flows from Financing Activities
For the three months ended September 29, 2024, cash provided by financing activities primarily consisted of a $10.0 million refund of escrow deposit, partially offset by $3.6 million in tax withholdings on vested equity awards.

Off-Balance Sheet Arrangements
As of September 29, 2024, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
In connection with the RF Business Divestiture, we acquired shares of MACOM common stock (the MACOM Shares), which had a market value of approximately $79.3 million as of September 29, 2024 based on the closing price of MACOM common stock on September 27, 2024, the last trading day of the first fiscal quarter. If quoted market values on MACOM's common stock were to hypothetically decrease 10%, the fair value of the MACOM Shares would decrease by $7.9 million at September 29, 2024.
For additional quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K. There have been no other material changes to the amounts presented therein.
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
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the first quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 5, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of the 2024 Form 10-K and subsequent reports filed with the SEC. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
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
•We are subject to a number of risks associated with our restructuring plan, and these risks could impact our operations, financial condition and ability to realize expected cost savings.
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
Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability or our customers' or suppliers' ability to access funding, and possible trade tariffs and trade restrictions.
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news, higher interest rates and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including, as a result of the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, as well as a slowdown of the economy in China, which has impacted and could continue to impact demand for our products used in industrial and energy applications. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

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
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete all of our intended expansion initiatives, which we may seek to obtain through, among other avenues, government funding, equity offerings or other non-debt funding sources, and debt financings (which may involve retiring, refinancing or modifying some of our existing debt). As discussed in Note 14, "Subsequent Events," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, in connection with the PMT we entered into with the United States Department of Commerce for proposed direct capital grants under the CHIPS Act, we have agreed to raise additional capital from non-debt sources over the next 12 months and to restructure or refinance our outstanding convertible notes at specified intervals. If unfavorable capital market conditions exist, we may not be able to raise sufficient capital or restructure or refinance our outstanding convertible notes on favorable terms and on a timely basis, if at all, which would impact our ability to access government funds and issue additional 2030 Senior Notes. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
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
•tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules, such as the additional customs duties incurred in fiscal 2024 related to our former Lighting Products business unit;
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to meet customer demand, including specifically the expansion of our silicon carbide capacity with the ramping of our state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York, an expansion of our materials factory in Durham, North Carolina and the construction of a new materials manufacturing facility in Siler City, North Carolina;
•complete comprehensive due diligence, negotiate and finalize award documentation and the intercreditor agreement with the Department of Commerce, and fulfill all conditions, requirements and milestones for and receive the expected benefits from capital grants through the CHIPS Act;
•access capital markets to fund our growth initiatives, including our ongoing and planned capacity expansions, and to satisfy conditions relating to availability of government funding based on the PMT and access to additional funds under the 2030 Senior Notes Indenture;
•confirm our eligibility for and receive the expected benefits from refundable income tax credits through the CHIPS Act, and receive and potentially sell any tax credits for which we may apply under the IRA;

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
If we receive government incentives through the CHIPS Act, or through state and local grants, the restrictions and operational requirements that are associated with such grants would add complexity to our operations and increase our costs. For example, we have signed the PMT relating to proposed funding under the CHIPS Act to support expansion of our new facilities in North Carolina and New York. The terms for awards of funding under the PMT are preliminary and are subject to a comprehensive due diligence process and continued negotiation and review of final award documentation and therefore ultimately may not result in us receiving the full CHIPS Act funding set forth in the PMT, if at all. Our failure to conclude definitive agreements for any reason or to meet operational or financial milestones required to receive final awards could make it more difficult to maintain our liquidity requirements and could create a negative perception or reputational concern with respect to us and our business. Any of the above factors could have a material adverse effect on our business, results of operations or financial condition.
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
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or if we fail to forecast demand decreases or changes accurately, we may experience a mismatch between current product demand and manufactured product mix, adversely impacting our results, including due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in fiscal and calendar 2024, we and other semiconductor companies experienced and have continued to experience softer demand for power products in industrial and energy applications than expected. In response, we adjusted our production mix in our North Carolina fab to manufacture power products for automotive applications, which have higher unit costs in this fab. Changes in product demand from our customers' forecasts may also cause variability in our supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
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
•our customers' ability to develop competitive products incorporating our products;
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
We sell a portion of our products to distributors, including a distributor that represented more than 10% of our revenue in fiscal 2024. We rely on distributors to develop and expand their customer base as well as to anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ demand against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance. Similarly, we have the ability to add, consolidate, or remove distributors.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments or capacity expansions, joint ventures, divestitures, or spin-offs. If we choose to enter into such strategic transactions, we face certain risks including:
•the inability to realize the expected benefits, both from a timing and amount perspective, from our ongoing and planned capacity expansions, including the construction of a new materials manufacturing facility in Siler City, North Carolina;
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

We are subject to a number of risks associated with our restructuring plan, and these risks could impact our operations, financial condition and ability to realize expected cost savings.
In the first quarter of fiscal 2025, we began implementing a restructuring plan to reduce costs, increase our operational efficiency and align our manufacturing capacity with our customers' demand. This plan may result in business disruptions, including impacts to our customer relationships, unfavorable publicity and reputational harm, and loss of productivity from our employees. The expected costs and charges of our restructuring plan may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. We may not be able to implement our restructuring program as planned, and we may need to take additional measures and incur additional costs to fulfill the objectives of our restructuring. If we experience any of these adverse consequences, our restructuring plan may not achieve or sustain the intended benefits and could adversely affect our business, results of operations or financial condition.
We are subject to a number of risks associated with our former RF Business, and these risks could adversely impact our operations, financial condition and business.
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
We are often involved in litigation, primarily patent litigation, such as our patent dispute with The Trustees of Purdue University, as discussed further in Note 5, "Commitments and Contingencies," in our unaudited financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Estimates” in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
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
As of September 29, 2024, our indebtedness consisted of $575.0 million aggregate principal amount of our 2026 Notes, $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes, and together with the 2026 Notes and the 2028 Notes, the Outstanding Convertible Notes) and $1,250.0 million aggregate principal amount of 2030 Senior Notes and an aggregate principal amount of $2,000.0 million of deposits under the CRD Agreement with Renesas America. As discussed in Note 14, "Subsequent Events," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, on October 15, 2024, we entered into the 2030 Senior Notes Indenture which amends certain terms and conditions of the 2030 Senior Notes and permits us to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions. On October 22, 2024, we issued an additional $250.0 million of 2030 Senior Notes. Our ability to pay interest and repay the principal for any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
The level of our outstanding debt may adversely affect our operating results and financial condition by, among other things:
•increasing our vulnerability to downturns in our business, to competitive pressures and to adverse general economic and industry conditions;
•requiring the dedication of an increased portion of our expected cash flows from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, research and development or stock repurchases;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•placing us at a competitive disadvantage compared to our peers that may have less indebtedness than we have by limiting our ability to borrow additional funds needed to operate and grow our business; and
•increasing our interest expense if interest rates increase.
The 2030 Senior Notes Indenture includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent for the 2030 Senior Notes has been granted a perfected first lien security interest of at least $630 million as of the last day of any calendar month ending on or prior to March 31, 2025 and (b) $750 million as of April 1, 2025 and as of the last day of any calendar month ending thereafter, which amount will be reduced over time upon the fulfillment of certain conditions. In addition, the 2030 Senior Notes Indenture contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The 2030 Senior Notes Indenture also requires us to make an offer to repurchase the 2030 Senior Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of such casualty events and asset sales (subject to certain limitations), or upon a change of control. The Indentures governing the Outstanding Convertible Notes (the Convertible Notes Indentures) require us to repurchase the Outstanding Convertible Notes upon certain fundamental changes relating to our common stock, and also prohibit our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indentures. The CRD Agreement contains certain restrictions on our ability to incur debt and liens, consummate non-arm’s-length transactions with affiliates, consummate mergers and consolidations whereby obligations under the CRD Agreement are not assumed, and change the nature of our business. The restrictions imposed by the 2030 Senior Notes Indenture, the Convertible Notes Indentures, and the CRD Agreement could limit our ability to plan for or react to changing business conditions, or could otherwise restrict our business activities and plans.
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
We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management's and our board's attention and resources from our business. For example, on April 22, 2024, JANA Partners LLC delivered a letter to our board of directors calling for a comprehensive review of strategic alternatives. Responding to actions by activist shareholders, such as potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
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
Hiring and retaining qualified personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States, but includes our other locations where we do business such as Europe and Asia. For example, there is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, we may experience lower revenue or increased manufacturing costs, which would adversely affect our results of operations.
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
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $7.59 to a high of $46.84 during the twelve months ended September 29, 2024. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
In addition, we currently hold the MACOM Shares that we acquired in connection with the RF Business Divestiture. These shares are subject to risks inherent in the business of that company and to trends affecting the equity markets as a whole. As discussed further in Note 2, "Discontinued Operations," in our unaudited financial statements in Part I, Item 1 of this Quarterly Report, the shares are also subject to restrictions on transfer prior to the RTP Fab Transfer and one quarter of the shares are subject to the risk of forfeiture in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction. Should the value of these shares decline, the related write-down in value could have a material adverse effect on our financial condition and results of operations.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for all litigation relating to our internal affairs, including without limitation (i) any derivative action or proceeding brought on behalf of Wolfspeed, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Wolfspeed to Wolfspeed or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the North Carolina Business Corporation Act (the NCBCA), and our amended and restated articles of incorporation, or our amended and restated bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our amended and restated articles of incorporation, or our amended and restated bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, shall be the state courts of North Carolina, or if such courts lack jurisdiction, a federal court located within the State of North Carolina, in all cases subject to the courts having personal jurisdiction over the indispensable parties named as defendants. Any such action filed in a North Carolina state court shall be designated by the party filing the action as a mandatory complex business case. In any such action where the NCBCA specifies the division or county wherein the action must be brought, the action shall be brought in such division or county. Our amended and restated bylaws also provide that, notwithstanding the foregoing, (x) the provisions described above will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and (y) unless we consent in writing to the selection of an alternative forum, the federal district courts shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action against Wolfspeed or any director, officer, employee, or agent of Wolfspeed and arising under the Securities Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 29, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Form of certificate representing the Senior Secured Notes due 2030 for the Initial Notes (as defined in the Amended and Restated Indenture incorporated by reference as Exhibit 10.1) (included as Exhibit A to the Amended and Restated Indenture incorporated by reference as Exhibit 10.1)		8-K	4.1	10/15/2024
4.2	Form of certificate representing the Global Notes due 2030 for the Notes (as defined in the Amended and Restated Indenture incorporated by reference as Exhibit 10.1) (included as Exhibit B to the Amended and Restated Indenture incorporated by reference as Exhibit 10.1)		8-K	4.2	10/15/2024
4.3	Amendment No. 1 to Unsecured Customer Refundable Deposit Agreement, dated as of October 15, 2024, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	4.1	10/16/2024
10.1^	Amended and Restated Indenture, dated as of October 11, 2024, by and among Wolfspeed, Inc., Wolfspeed Germany GmbH, as a subsidiary guarantor, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent		8-K	10.1	10/15/2024
10.2
First Supplemental Indenture, dated as of October 22, 2024, by and among Wolfspeed, Inc., Wolfspeed Germany GmbH, as a subsidiary guarantor, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent
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
101
The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
		X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024 formatted in Inline XBRL (included in Exhibit 101)	X
^ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

November 7, 2024

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)