Form 10-Q
period 2024-12-29
WOLFSPEED, INC.
filed 2025-01-30
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 24, 2025, was 155,571,122.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended December 29, 2024

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. Dollars, except share data in thousands)	December 29, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$614.0	$1,045.9
Short-term investments	790.8	1,128.7
Total cash, cash equivalents and short-term investments	1,404.8	2,174.6
Accounts receivable, net	153.9	147.4
Inventories	477.1	440.7
Income taxes receivable	0.3	0.5
Prepaid expenses	67.9	56.6
Other current assets	123.1	179.8
Total current assets	2,227.1	2,999.6
Property and equipment, net	3,903.4	3,652.3
Goodwill	359.2	359.2
Intangible assets, net	23.6	23.9
Long-term receivables	2.1	2.3
Other long-term investments	95.0	79.3
Deferred tax assets	1.1	1.1
Investment tax credit receivable	865.0	641.8
Other assets	264.9	225.1
Total assets	$7,741.4	$7,984.6

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$456.1	$523.6
Contract liabilities and distributor-related reserves	42.1	62.3
Income taxes payable	1.0	1.0
Finance lease liabilities	0.5	0.5
Other current liabilities	207.6	77.9
Total current liabilities	707.3	665.3
Long-term liabilities:
Long-term debt	3,384.2	3,126.2
Convertible notes, net	3,039.6	3,034.9
Deferred tax liabilities	10.8	10.8
Finance lease liabilities - long-term	8.7	8.9
Other long-term liabilities	218.2	256.4
Total long-term liabilities	6,661.5	6,437.2
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at December 29, 2024 and June 30, 2024; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at December 29, 2024 and June 30, 2024; 138,679 and 126,409 shares issued and outstanding at December 29, 2024 and June 30, 2024, respectively	0.2	0.2
Additional paid-in-capital	3,960.9	3,821.9
Accumulated other comprehensive loss	(5.7)	(11.6)
Accumulated deficit	(3,582.8)	(2,928.4)
Total shareholders’ equity	372.6	882.1
Total liabilities and shareholders’ equity	$7,741.4	$7,984.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
(in millions of U.S. Dollars, except share data)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Revenue, net	$180.5	$208.4	$375.2	$405.8
Cost of revenue, net	217.7	180.6	448.6	353.3
Gross (loss) profit	(37.2)	27.8	(73.4)	52.5
Operating expenses:
Research and development	44.4	45.3	95.3	89.4
Sales, general and administrative	51.1	64.9	113.3	129.0
Factory start-up costs	22.8	10.5	42.5	18.9
Amortization of acquisition-related intangibles	0.3	0.3	0.6	0.6
Loss on disposal or impairment of long-lived assets	125.8	0.3	126.4	0.4
Other operating expense	41.4	4.6	101.6	7.2
Operating loss	(323.0)	(98.1)	(553.1)	(193.0)
Non-operating expense, net	49.3	27.8	101.0	56.3
Loss before income taxes	(372.3)	(125.9)	(654.1)	(249.3)
Income tax (benefit) expense	(0.1)	0.3	0.3	0.5
Net loss from continuing operations	(372.2)	(126.2)	(654.4)	(249.8)
Net loss from discontinued operations	—	(18.5)	—	(290.6)
Net loss	($372.2)	($144.7)	($654.4)	($540.4)

Basic and diluted loss per share
Continuing operations	($2.88)	($1.00)	($5.12)	($1.99)
Net loss	($2.88)	($1.15)	($5.12)	($4.31)

Weighted average shares - basic and diluted (in thousands)	129,018	125,602	127,876	125,363
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net loss	($372.2)	($144.7)	($654.4)	($540.4)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(1.4)	11.0	5.9	12.9
Comprehensive loss	(373.6)	(133.7)	(648.5)	(527.5)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 30, 2024	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
Net loss	—	—	—	(282.2)	—	(282.2)
Unrealized gain on available-for-sale securities	—	—	—	—	7.3	7.3
Tax withholding on vested equity awards	—	—	(3.6)	—	—	(3.6)
Stock-based compensation	479	—	25.3	—	—	25.3
Balance at September 29, 2024	126,888	$0.2	$3,843.6	($3,210.6)	($4.3)	$628.9
Net loss	—	—	—	(372.2)	—	(372.2)
Net unrealized loss on available-for-sale securities	—	—	—	—	(1.4)	(1.4)
Tax withholding on vested equity awards	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	99	—	19.7	—	—	19.7
Exercise of stock options and issuance of shares	773	—	8.8	—	—	8.8
Issuance of shares under the at-the-market offering program, net of issuance costs	10,919	—	88.9	—	—	88.9
Balance at December 29, 2024	138,679	$0.2	$3,960.9	($3,582.8)	($5.7)	$372.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(395.7)	—	(395.7)
Unrealized gain on available-for-sale securities	—	—	—	—	1.9	1.9
Tax withholding on vested equity awards	—	—	(15.0)	—	—	(15.0)
Repurchased shares	—	—	—	—	—	—
Stock-based compensation	506	—	32.1	—	—	32.1
Exercise of stock options and issuance of shares	21	—	0.5	—	—	0.5
Balance at September 24, 2023	125,321	$0.2	$3,728.6	($2,459.9)	($23.2)	$1,245.7
Net loss	—	—	—	(144.7)	—	(144.7)
Unrealized gain on available-for-sale securities	—	—	—	—	11.0	11.0
Comprehensive loss						(133.7)
Tax withholding on vested equity awards	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	104	—	29.8	—	—	29.8
Exercise of stock options and issuance of shares	360	—	10.4	—	—	10.4
Balance at December 31, 2023	125,785	$0.2	$3,766.8	($2,604.6)	($12.2)	$1,150.2
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023
Operating activities:
Net loss	($654.4)	($540.4)
Net loss from discontinued operations	—	(290.6)
Net loss from continuing operations	(654.4)	(249.8)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation and amortization	137.8	88.7
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	20.0	14.7
Stock-based compensation	43.9	42.1
Unrealized gain on equity investment	(15.7)	(5.4)
Loss on disposal or impairment of long-lived assets	126.4	0.4
Premium discount on investments, net	(6.2)	(13.8)
Paid-in-kind interest on long-term debt	5.9	—
Deferred income taxes	—	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(6.5)	22.2
Inventories	(35.3)	(82.6)
Prepaid expenses and other assets	5.4	(74.4)
Accounts payable	(3.0)	(58.0)
Accrued salaries and wages and other liabilities	74.8	5.2
Contract liabilities and distributor-related reserves	(20.2)	15.0
Net cash used in operating activities of continuing operations	(327.1)	(295.6)
Net cash used in operating activities of discontinued operations	—	(54.3)
Cash used in operating activities	(327.1)	(349.9)
Investing activities:
Purchases of property and equipment	(838.8)	(1,052.2)
Purchases of patent and licensing rights	(2.4)	(3.2)
Proceeds from sale of property and equipment	1.0	0.4
Purchases of short-term investments	(172.4)	(1,307.2)
Proceeds from maturities of short-term investments	515.4	734.7
Proceeds from sale of short-term investments	32.0	25.8
Reimbursement of property and equipment purchases from long-term incentive agreement	42.0	79.4
Proceeds from sale of business	—	75.6
Net cash used in investing activities of continuing operations	(423.2)	(1,446.7)
Net cash used in investing activities of discontinued operations	—	(3.1)
Cash used in investing activities	(423.2)	(1,449.8)
Financing activities:
Proceeds from long-term debt borrowings	240.0	1,000.0
Payments of debt issuance costs	(26.1)	(46.0)
Proceeds from issuance of common stock	100.0	10.9
Tax withholding on vested equity awards	(3.7)	(16.7)
Payments on long-term debt borrowings, including finance lease obligations	(0.2)	(0.2)
Incentive-related escrow refunds	10.0	—
Commitment fees on long-term incentive agreement	(1.5)	(1.0)
Cash provided by financing activities	318.5	947.0
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	0.1
Net change in cash and cash equivalents	(431.9)	(852.6)
Cash and cash equivalents, beginning of period	1,045.9	1,757.0
Cash and cash equivalents, end of period	$614.0	$904.4
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at December 29, 2024, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2024 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (fiscal 2024). The results of operations for the three and six months ended December 29, 2024 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 29, 2025 (fiscal 2025).
Liquidity
In accordance with U.S. GAAP, management considers whether there are conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of its financial statements. Based on the Company's current cash flow projections, the Company has concluded that the entity will be able to meet its obligations as they become due during that period.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the six months ended December 29, 2024 compared to the significant accounting policies described in our fiscal 2024 Form 10-K.
Financial Statement Details
Accounts Receivable, net

(in millions of U.S. Dollars)	December 29, 2024	June 30, 2024
Billed trade receivables	$149.9	$143.3
Unbilled contract receivables	3.6	3.5
Royalties	1.1	1.3
	154.6	148.1
Allowance for bad debts	(0.7)	(0.7)
Accounts receivable, net	$153.9	$147.4

Inventories

(in millions of U.S. Dollars)	December 29, 2024	June 30, 2024
Raw material	$163.8	$138.7
Work-in-progress	310.0	290.5
Finished goods	3.3	11.5
Inventories	$477.1	$440.7
Other Current Assets

(in millions of U.S. Dollars)	December 29, 2024	June 30, 2024
Reimbursement receivable on long-term incentive agreement	$33.1	$85.8
Other	90.0	94.0
Other current assets	$123.1	$179.8
Investment Tax Credit Receivable
The Company expects to receive refundable federal investment tax credits through the United States CHIPS and Science Act of 2022 (the CHIPS Act) in connection with ongoing expansion projects. As of December 29, 2024, the Company has recorded a receivable for and reduced property and equipment, net by $865.0 million as a result of the expected refundable tax credits in connection with the CHIPS Act. In the second quarter of fiscal 2025, the United States Department of Treasury released final regulations related to the Advanced Manufacturing Investment Credit under Section 48D of the Internal Revenue Code, and the Internal Revenue Service issued Announcement 2024-40 confirming the treatment of CHIPS Act grants for purposes of Section 48D. The Company accounted for the impact of the final regulations and the announcement as part of a change in estimate and increased the investment tax credit receivable by $68.6 million and recorded $5.8 million of contra-depreciation expense which is the cumulative amount that would have been recognized had the receivable been recorded at the time the corresponding assets were placed in service.
Accounts Payable and Accrued Expenses

(in millions of U.S. Dollars)	December 29, 2024	June 30, 2024
Accounts payable, trade	$54.2	$53.0
Accrued property and equipment	254.2	366.0
Accrued salaries and wages	97.4	64.2
Accrued expenses	50.3	40.4
Accounts payable and accrued expenses	$456.1	$523.6
Other Operating Expense

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Restructuring costs and other exit costs	$32.2	$—	$85.0	$—
Executive severance costs	1.4	—	1.4	—
Project, transformation and transaction costs	7.8	4.6	13.8	7.2
Other	—	—	1.4	—
Other operating expense	$41.4	$4.6	$101.6	$7.2
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $5.7 million and $11.6 million of net unrealized losses on available-for-sale securities as of December 29, 2024 and June 30, 2024, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.

Non-Operating Expense, net

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Interest income	(17.0)	(38.2)	(39.2)	(78.8)
Interest expense, net of capitalized interest	80.5	64.3	145.0	126.0
Loss on Wafer Supply Agreement	—	6.6	9.2	13.5
Unrealized gain on equity investment	(15.7)	(5.4)	(15.7)	(5.4)
Other, net	1.5	0.5	1.7	1.0
Non-operating expense, net	$49.3	$27.8	$101.0	$56.3

Statements of Cash Flows - non-cash activities

	Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023
Decrease in property, plant and equipment from investment tax credit receivables	$223.3	$211.0
Decrease in property, plant and equipment from long-term incentive related receivables	—	104.3
Proceeds on sale of business received in US corporation common stock	—	60.8
Receivables in connection with short-term investment maturities	—	40.0
Lease asset and liability additions	25.0	1.2
Lease asset and liability modifications, net	2.6	1.9
Lease terminations	—	(1.4)
Commitment fee payable for 2030 Senior Notes	29.3	—
Fees payable in connection with at-the-market program	2.4	—
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
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, to require additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
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
In connection with the divestiture of the RF Business (the RF Business Divestiture), MACOM will assume control of the Company’s 100mm gallium nitride (GaN) wafer fabrication facility in Research Triangle Park, North Carolina (the RTP Fab) approximately two years following the RF Closing (the RTP Fab Transfer). The RTP Fab Transfer will occur in the future to accommodate the Company’s relocation of certain production equipment currently located in the RTP Fab to its fabrication facility in Durham, North Carolina. Prior to the RTP Fab Transfer, the MACOM Shares are subject to restrictions on transfer. The Company will forfeit one-quarter of the MACOM Shares if the RTP Fab Transfer has not occurred by the fourth anniversary of the RF Closing.
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

The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Three months ended	Six months ended
(in millions of U.S. Dollars)	December 31, 2023	December 31, 2023
Revenue, net	$26.8	$59.6
Cost of revenue, net	30.8	68.7
Gross profit (loss)	(4.0)	(9.1)
Operating expenses:
Research and development	10.2	30.5
Sales, general and administrative	6.2	13.9
Amortization of intangibles	—	1.5
Loss on disposal of assets	0.3	0.3
Other operating expense	7.2	24.3
Loss before income taxes and loss on sale	(27.9)	(79.6)
(Gain) loss on sale	(16.0)	204.0
Loss before income taxes	(11.9)	(283.6)
Income tax expense	6.6	7.0
Net loss	($18.5)	($290.6)
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $45.2 million was outstanding as of December 29, 2024. The supply agreement liability is recognized in other current liabilities on the consolidated balance sheet as of December 29, 2024 and in other current liabilities and other long-term liabilities on the consolidated balance sheet as of June 30, 2024. A receivable of $5.8 million in connection with the RF Master Supply Agreement is included in other current assets in the consolidated balance sheet as of December 29, 2024.
Additionally, the Company recorded a supply agreement liability of $58.0 million for the Long-Term Epi Supply Agreement, which is recognized in other long-term liabilities in the consolidated balance sheets. The Company recorded a liability of $38.0 million for the future transfer of assets in connection with the RTP Fab Transfer. This liability is recognized in other current liabilities on the consolidated balance sheet as of December 29, 2024 and in other long-term liabilities on the consolidated balance sheet as of June 30, 2024.
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
In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including a Wafer Supply and Fabrication Services Agreement (the Wafer Supply Agreement), pursuant to which the Company supplied CreeLED with certain silicon carbide materials and fabrication services. In fiscal 2024, the Company entered into an amendment to the Wafer Supply Agreement to terminate the agreement as of September 30, 2024.
For the three and six months ended December 29, 2024, the Company recognized a net loss of $9.2 million in non-operating expense, net related to the Wafer Supply Agreement. For the three and six months ended December 31, 2023, the Company recognized a net loss of $6.6 million and $13.5 million in non-operating expense, net related to the Wafer Supply Agreement.

Note 3 – Revenue Recognition
Contract liabilities and distributor-related reserves were $67.9 million as of December 29, 2024 and $88.0 million as of June 30, 2024. Contract liabilities are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials (Materials Products). Revenue from these two product lines is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Power Products	$90.8	$107.7	$187.9	$208.9
Materials Products	89.7	100.7	187.3	196.9
Total	$180.5	$208.4	$375.2	$405.8
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Three months ended				Six months ended
	December 29, 2024		December 31, 2023		December 29, 2024		December 31, 2023
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Asia Pacific (1)	$64.2	35.6%	$72.7	34.9%	$159.1	42.4%	$148.0	36.5%
Europe	50.8	28.1%	58.6	28.1%	89.6	23.9%	103.2	25.4%
Hong Kong	19.2	10.6%	39.3	18.9%	52.8	14.1%	73.4	18.1%
United States	29.2	16.2%	35.0	16.8%	46.1	12.3%	65.7	16.2%
China	16.6	9.2%	2.3	1.1%	27.0	7.2%	14.3	3.5%
Other	0.5	0.3%	0.5	0.2%	0.6	0.1%	1.2	0.3%
Total	$180.5		$208.4		$375.2		$405.8
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

Balance Sheet
Lease assets and liabilities are as follows (in millions of U.S. Dollars):

Operating Leases:	December 29, 2024	June 30, 2024
Right-of-use asset (1)	$122.2	$99.2

Current lease liability (2)	8.8	6.9
Non-current lease liability (3)	134.4	114.0
Total operating lease liabilities	$143.2	$120.9

Finance Leases:
Finance lease assets (4)	$8.7	$9.1

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	8.7	8.9
Total finance lease liabilities	$9.2	$9.4
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Operating lease expense	$4.1	$3.9	$8.1	$7.2
Finance lease amortization	0.2	0.2	0.4	0.4
Interest expense for finance leases was immaterial for all periods presented.
Cash Flows
Cash flow information consisted of the following (1):

	Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($4.1)	($5.6)
Cash received for tenant allowance on operating lease	—	0.4
Cash paid for interest portion of financing leases	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.1)	(0.3)
(1) See Note 1, "Statements of Cash Flows - non-cash activities," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of December 29, 2024 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 29, 2025 (remainder of fiscal 2025)	$8.2	$0.4	$8.6
June 28, 2026	16.1	0.8	16.9
June 27, 2027	15.5	0.5	16.0
June 25, 2028	15.3	0.2	15.5
June 24, 2029	15.5	0.2	15.7
Thereafter	122.3	13.8	136.1
Total lease payments	192.9	15.9	208.8
Future tenant improvement allowances	(1.6)	—	(1.6)
Imputed lease interest	(48.1)	(6.7)	(54.8)
Total lease liabilities	$143.2	$9.2	$152.4
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	152	477
Weighted average discount rate (2)	4.62%	2.67%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 23 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.87%.
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
Note 5 – Commitments and Contingencies
Litigation
The Company is currently a party to various legal proceedings, including the cases described below. While management presently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in matters for which injunctive relief or other conduct remedies may be sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operations, financial position and overall trends. The outcomes in these matters are not reasonably estimable.
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

On November 15, 2024, the Company and certain current and former executive officers were named as defendants in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025, two additional lawsuits were filed in the United States District Court for the Northern District of New York by shareholders regarding these same matters and name as defendant the Company and current and former officers. The Company denies allegations of wrongdoing and intends to vigorously defend against the claims in the above-referenced actions.
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
As of December 29, 2024, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.2 million to $5.2 million per year through fiscal 2031.
As of December 29, 2024, the Company has reduced property and equipment, net by a total of $500.0 million as a result of GDA reimbursements, of which $467.2 million has been received in cash and an additional $32.8 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the three and six months ended December 29, 2024, the Company purchased $5.8 million and $12.5 million, respectively, of product under this agreement. As of December 29, 2024, the minimum future product purchases have been satisfied for fiscal 2025, and the remaining future product purchases for fiscal years 2026, 2027 and 2028 are $36.0 million, $50.1 million and $73.7 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. As of December 29, 2024, the Company has paid $48.9 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the three and six months ended December 29, 2024, the Company purchased $7.2 million and $14.4 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the period. Minimum future product purchase for the remainder of fiscal 2025 and fiscal years 2026 and 2027 are $14.4 million, $28.8 million and $9.6 million, respectively.

Note 6 – Investments

(in millions of U.S. Dollars)	December 29, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$338.5	$0.4	($0.1)	$—	$338.8
Corporate bonds	357.5	0.6	(3.1)	—	355.0
Municipal bonds	85.9	0.1	(1.0)	—	85.0
Certificates of deposit	12.0	—	—	—	12.0
Total short-term investments	$793.9	$1.1	($4.2)	$—	$790.8

	June 30, 2024
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$553.3	$—	($0.6)	$—	$552.7
Corporate bonds	423.5	0.2	(6.7)	—	417.0
Municipal bonds	102.8	—	(2.0)	—	100.8
Certificates of deposit	31.5	—	—	—	31.5
Commercial paper	16.7	—	—	—	16.7
U.S. agency securities	10.0	—	—	—	10.0
Total short-term investments	$1,137.8	$0.2	($9.3)	$—	$1,128.7
All short-term investments are classified as available-for-sale. The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	December 29, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$100.1	($0.6)	$77.9	($2.6)	$178.0	($3.2)
U.S. treasury securities	26.0	(0.1)	30.6	—	56.6	(0.1)
Municipal bonds	33.8	(0.3)	29.0	(0.7)	62.8	(1.0)
Total	$159.9	($1.0)	$137.5	($3.3)	$297.4	($4.3)
Number of securities with an unrealized loss		70		48		118

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$135.2	($0.2)	$183.4	($6.5)	$318.6	($6.7)
U.S. treasury securities	507.4	(0.4)	35.9	(0.2)	543.3	(0.6)
Municipal bonds	9.0	—	74.3	(2.0)	83.3	(2.0)
U.S. agency securities	14.9	—	10.0	—	24.9	—
Total	$666.5	($0.6)	$303.6	($8.7)	$970.1	($9.3)
Number of securities with an unrealized loss		141		66		207

Additionally, the Company held six cash equivalent securities with an aggregate fair value of $14 million in unrealized loss positions as of December 29, 2024. The aggregate unrealized loss was less than $0.1 million.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $9.9 million and $11.6 million as of December 29, 2024 and June 30, 2024, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and six months ended December 29, 2024 and December 31, 2023.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of December 29, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 29, 2024.
The contractual maturities of short-term investments as of December 29, 2024 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Ten Years	Total
U.S. treasury securities	$308.2	$30.6	$—	$338.8
Corporate bonds	254.2	100.8	—	355.0
Municipal bonds	42.0	40.6	2.4	85.0
Certificates of deposit	12.0	—	—	12.0
Total short-term investments	$616.4	$172.0	$2.4	$790.8

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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	December 29, 2024			June 30, 2024
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$149.1	$—	$149.1	$87.3	$—	$87.3
Corporate bonds	—	14.0	14.0	—	—	—
U.S. treasury securities	—	—	—	10.0	—	10.0
Commercial paper	—	15.0	15.0	—	—	—
Total cash equivalents	149.1	29.0	178.1	97.3	—	97.3
Short-term investments:
U.S. treasury securities	338.8	—	338.8	552.7	—	552.7
Corporate bonds	—	355.0	355.0	—	417.0	417.0
Municipal bonds	—	85.0	85.0	—	100.8	100.8
Commercial paper	—	—	—	—	16.7	16.7
U.S. agency securities	—	—	—	—	10.0	10.0
Certificates of deposit	—	12.0	12.0	—	31.5	31.5
Total short-term investments	338.8	452.0	790.8	552.7	576.0	1,128.7
Other long-term investments:
US corporation common stock	95.0	—	95.0	79.3	—	79.3
Total assets	$582.9	$481.0	$1,063.9	$729.3	$576.0	$1,305.3
Other long-term investments consists of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares are remeasured to fair value each period with changes in the fair value of the shares recognized in non-operating expense (income), net.

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the three and six months ended December 29, 2024.
The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. If the Company determines that it is more likely than not that the fair value of its single reporting unit is less than the carrying value, the Company measures the amount of impairment as the amount the carrying value of its single reporting unit exceeds the fair value, up to the carrying value of goodwill, by using a discounted cash flow method and market approach method.
Although the Company’s market capitalization further declined in the second quarter of fiscal 2025, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than its carrying value. Using the market capitalization approach, which the Company expects would be similar to the discounted cash flow method, the fair value of the single reporting unit is estimated based on the trading price of the Company’s stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. If the Company's market capitalization continues to decline or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	December 29, 2024			June 30, 2024
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquisition related intangible assets (1)	$24.0	($23.4)	$0.6	$24.0	($22.8)	$1.2
Patent and licensing rights	49.4	(26.7)	22.7	49.8	(27.1)	22.7
Total intangible assets	$73.4	($50.1)	$23.3	$73.8	($49.9)	$23.9
(1) Relates to developed technology

Note 9 – Long-term Debt

		December 29, 2024			June 30, 2024
(in millions of U.S. Dollars)	Effective Interest Rate	Principal	Unamortized Discount	Net	Principal	Unamortized Discount	Net
1.75% Convertible Notes(1)	2.2%	$575.0	($3.2)	$571.8	$575.0	($4.3)	$570.7
0.25% Convertible Notes(1)	0.6%	750.0	(9.4)	740.6	750.0	(10.9)	739.1
1.875% Convertible Notes(1)	2.1%	1,750.0	(22.8)	1,727.2	1,750.0	(24.9)	1,725.1
2030 Senior Notes(2)	16.3%	1,505.9	(80.0)	1,425.9	1,250.0	(80.3)	1,169.7
CRD Agreement Deposits(2)	6.8%	2,000.0	(41.7)	1,958.3	2,000.0	(43.5)	1,956.5
		$6,580.9	($157.1)	$6,423.8	$6,325.0	($163.9)	$6,161.1
(1) Presented in convertible notes
(2) Presented in long-term debt
As of December 29, 2024, the Company was in compliance with all covenants relating to the senior secured notes due 2030 (the 2030 Senior Notes) and the Unsecured Customer Refundable Deposit Agreement entered into in July 2023 with a customer (the CRD Agreement).

2030 Senior Notes Amended and Restated Indenture
On October 11, 2024, the Company entered into the Amended and Restated Indenture (the 2030 Senior Notes Indenture), which amends certain terms and conditions of the 2030 Senior Notes and permits the Company to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions precedent. Pursuant to the 2030 Senior Notes Indenture, the 2030 Senior Notes bear interest (a) for the period from the effectiveness of the original Indenture related to the 2030 Senior Notes entered into on June 23, 2023 to October 11, 2024 at a rate of 9.875% per annum; (b) for the period from October 11, 2024 through and including June 22, 2025 at a rate of 9.875% per annum (payable in cash), plus 2% per annum (payable at the Company's option, in cash or in-kind); (c) for the period commencing on June 23, 2025 through June 22, 2026 (i) if the Interest Rate Step-Down Condition (as defined below) is satisfied as of June 23, 2025, at a rate of 10.875% per annum (payable in cash) plus 2% per annum (payable at the Company's option in cash or in-kind) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23, 2025 at a rate of 11.875% per annum (payable in cash), plus 2% per annum (payable at the Company's option, in cash or in-kind); and (d) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the 2030 Senior Notes, resulting in the aggregate principal amount of 2030 Senior Notes outstanding being less than $1.0 billion and (ii) the Company receives at least $450.0 million of awards under the CHIPS Act or (b) as of the most recent June 23rd, the ratio of outstanding principal amount of the 2030 Senior Notes to EBITDA (as defined in the 2030 Senior Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the 2030 Senior Notes Indenture is less than or equal to 2:1. The 2030 Senior Notes will mature on the earlier of (x) June 23, 2030 and (y) September 1, 2029, if more than $175 million in aggregate principal amount of the Company's 1.875% convertible senior notes due December 1, 2029 remains outstanding on such date.
The 2030 Senior Notes Indenture contains certain customary affirmative covenants, negative covenants and events of default, including a liquidity maintenance financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent has been granted a perfected first lien security interest of at least (a) $630.0 million as of the last day of any calendar month ending on or prior to March 31, 2025 and (b) $750.0 million as of April 1, 2025 and as of the last day of any calendar month ending thereafter. Upon the Company having received at least $450.0 million of award disbursements pursuant to governmental grants under the CHIPS Act, the level of minimum liquidity shall be permanently reduced to $500.0 million. Upon the Company having received at least $750.0 million of award disbursements pursuant to governmental grants under the CHIPS Act, the level of minimum liquidity shall be permanently reduced to $250.0 million.
On October 22, 2024, the Company issued $250.0 million in aggregate principal amount of 2030 Senior Notes pursuant to the 2030 Senior Notes Indenture. The Company may issue up to an additional $500.0 million in aggregate principal amount of 2030 Senior Notes, subject to certain conditions.
2033 CRD Agreement Amendment
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

Interest Expense
The interest expense, net recognized related to the corporate debt holdings and the deposits under the CRD Agreement is as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Interest expense, net of capitalized interest	$66.6	$56.0	$123.4	$109.7
Amortization of discount and debt issuance costs, net of capitalized interest	13.3	7.4	20.0	14.6
Total interest expense, net	$79.9	$63.4	$143.4	$124.3

The Company capitalizes interest in connection with ongoing capacity expansions.

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Interest expense capitalized	$17.4	$5.2	$33.3	$7.5
Amortization of discount and debt issuance costs capitalized	3.5	0.7	5.5	1.0
Total interest expense capitalized	$20.9	$5.9	$38.8	$8.5

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars, except share data)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net loss from continuing operations	($372.2)	($126.2)	($654.4)	($249.8)
Net loss from discontinued operations	$—	($18.5)	$—	($290.6)

Weighted average shares - basic and diluted (in thousands)	129,018	125,602	127,876	125,363

Loss per share - basic and diluted:
Continuing operations	($2.88)	($1.00)	($5.12)	($1.99)
Discontinued operations	$—	($0.15)	$—	($2.32)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three and six months ended December 29, 2024, 9.5 million and 9.2 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended December 31, 2023, 3.9 million and 3.8 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Note 11 – Stock-Based Compensation
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Cost of revenue, net	$9.0	$6.4	$17.5	$12.4
Research and development	2.9	3.4	6.1	6.1
Sales, general and administrative	8.3	12.6	20.3	23.6
Total stock-based compensation expense	$20.2	$22.4	$43.9	$42.1
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of December 29, 2024, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 30, 2024, the Company's liability for unrecognized tax benefits was $9.4 million. During the six months ended December 29, 2024, the Company recognized a $0.9 million increase to the liability for unrecognized tax benefits primarily due to an increase in generated research and development credits. As a result, the total liability for unrecognized tax benefits as of December 29, 2024 was $10.3 million. If any portion of this $10.3 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.5 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
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

Note 13 - Restructuring
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerates its transition from 150mm to 200mm silicon carbide devices (the 2025 Restructuring Plan). The actions taken under the 2025 Restructuring Plan will ultimately result in the closure of the Company's 150mm device fabrication facility in Durham, North Carolina as well as a realignment of related activities across the geographic regions in which the Company operates. The Company also recently initiated plans to consolidate its manufacturing footprint for epitaxy products by winding down operations at its facility in Farmer's Branch, Texas during fiscal 2025. The Company is taking steps to optimize the allocation of resources across various functional groups. The Company expects these actions will result in a total headcount reduction of approximately 20% over the next three to nine months. In the second quarter of fiscal 2025, the Company implemented an early exit program for a limited number of eligible employees based on their age and years of service.

The costs that will be incurred as a result of the 2025 Restructuring Plan include severance and employee benefit costs, voluntary termination benefits, and other exit costs that qualify as exit and disposal costs under U.S. GAAP. The severance costs incurred during the first quarter of fiscal 2025 were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”. Additionally, the Company has incurred, and over the next 9 months will continue to incur, additional facility closure-related costs related to these activities, including asset-related charges and fixed manufacturing costs that will be eliminated as a result of this plan and other incremental costs to exit facilities.
Including these additional facility closure-related costs, the Company expects to incur approximately $400 million to $450 million of total costs, including approximately $60 million of involuntary and voluntary severance costs, $125 million of other closure-related cash costs, and approximately $250 million of asset-related charges and other non-cash costs. The Company expects to realize approximately $200 million of annualized cost savings upon completion of these initiatives. A summary of the charges recognized in the consolidated statements of operations through the second quarter of fiscal 2025 resulting from these restructuring activities is shown below:

	Three months ended	Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 29, 2024
Accelerated depreciation	$11.7	$23.4
Other closure-related costs	19.7	42.3
Total cost of revenue, net	$31.4	$65.7

Impairments on abandoned assets(1)	$124.5	$124.5

Severance(2)	$15.0	$51.5
Accelerated depreciation	5.7	12.8
Other closure-related costs	11.5	20.7
Total other operating expense	$32.2	$85.0
Total	$188.1	$275.2
(1)Presented in loss on disposal or impairment of other assets
(2)Employee severance and benefit costs include the early exit program payments
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of December 29, 2024 follows:

(in millions of U.S. Dollars)	As of June 30, 2024	Charges	Usage	December 29, 2024
Employee severance and benefit costs(1)	$—	$51.5	($23.4)	$28.1
Contract termination liability	—	1.1	—	1.1
Total	$—	$52.6	($23.4)	$29.2
(1)Employee severance and benefit costs includes the early exit program activity

Note 14 - Shareholders' Equity
On December 9, 2024, the Company established an "at-the-market" offering program (the ATM Program) pursuant to which the Company could offer and sell, from time to time through sales agents, up to $200 million of the Company's common stock. The ATM Program was conducted pursuant to an equity distribution agreement (the Equity Distribution Agreement) entered into by the Company and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the Managers).
As of December 29, 2024, the Company sold approximately 10.9 million shares of common stock under the ATM Program and received proceeds of approximately $91.4 million. The program concluded on January 14, 2025 and the Company completed the sale of approximately $200 million of common stock and, as such, the ATM automatically terminated in accordance with the terms of the Equity Distribution Agreement. In total, the Company sold and received payment for 27.8 million additional shares of common stock at a weighted average price of $7.20 per share through the ATM Program for total gross proceeds of approximately $200.0 million and net proceeds of approximately $195.5 million, after $4 million in commissions to the Mangers and $0.5 million in other offering costs. The Company intends to use the net proceeds for general corporate purposes.

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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials, device products in the power markets and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of our respective markets. These uncertainties make demand difficult to forecast for us and our customers. Recently, we and other semiconductor companies have been experiencing softening demand for our products. We continue to experience increased mid- and long-term demand for our power products designed for electrical vehicle applications, though at a slower pace than initially expected. We believe the increased demand for our power products reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods as we increase capacity to meet this increased demand.
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
Overview of the six months ended December 29, 2024
The following is a summary of our continuing operations financial results as of and for the six months ended December 29, 2024 compared to the six months ended December 31, 2023, unless otherwise stated.
•Our year-over-year revenue decreased ($30.6) million to $375.2 million.
•Gross margin decreased to (19.6)% from 12.9%. Gross profit decreased to ($73.4) million from $52.5 million. Gross margin and gross profit include the impacts of underutilization costs primarily in connection with the start of production at the Mohawk Valley Fab and restructuring and closure-related costs associated with the Durham Fab. Underutilization was $55.3 million compared to $70.0 million.
•Operating loss was $553.1 million compared to $193.0 million.
•Diluted loss per share was $5.12 compared to $1.99.
•Combined cash, cash equivalents and short-term investments was $1,404.8 million at December 29, 2024 and $2,174.6 million at June 30, 2024.
•Long-term debt, net was $6,423.8 million at December 29, 2024 and $6,161.1 million at June 30, 2024.
•Cash used in operating activities was $327.1 million compared to $295.6 million.
•Purchases of property and equipment, net were $796.8 million (net of $42.0 million in reimbursements) compared to $972.8 million (net of $79.4 million in reimbursements).

•Design-ins were $3.0 billion compared to $4.3 billion.
•Design-wins were $2.1 billion compared to $4.4 billion.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. We are committed to a plan to invest in our business and increase production capacity, as indicated by the Mohawk Valley Fab, where we started revenue production in late fiscal 2023, and an expansion of our materials factory in Durham, North Carolina and the construction of a new materials manufacturing facility in Siler City, North Carolina.
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
During the first quarter of fiscal 2025, we initiated a headcount reduction and facility consolidation plan (the 2025 Restructuring Plan) intended to further optimize our cost structure as we accelerate our transition from 150mm to 200mm silicon carbide devices. Refer to Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional discussion of the financial impact of these activities.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand. For fiscal 2025, we have targeted approximately $1.1 billion to $1.3 billion of net capital investment.
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
Fiscal 2025 is a 52-week fiscal year. Fiscal 2024 was a 53-week fiscal year, and the second quarter of fiscal 2024 was a 14-week fiscal quarter.
Results of Operations
Selected consolidated statements of operations data for the three and six months ended December 29, 2024 and December 31, 2023 were as follows:

	Three months ended				Six months ended
	December 29, 2024		December 31, 2023		December 29, 2024		December 31, 2023
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$180.5	100.0%	$208.4	100.0%	$375.2	100.0%	$405.8	100.0%
Cost of revenue, net	217.7	120.6%	180.6	86.7%	448.6	119.6%	353.3	87.1%
Gross (loss) profit	(37.2)	(20.6)%	27.8	13.3%	(73.4)	(19.6)%	52.5	12.9%
Research and development	44.4	24.6%	45.3	21.7%	95.3	25.4%	89.4	22.0%
Sales, general and administrative	51.1	28.3%	64.9	31.1%	113.3	30.2%	129.0	31.8%
Factory start-up costs	22.8	12.6%	10.5	5.0%	42.5	11.3%	18.9	4.7%
Amortization of acquisition-related intangibles	0.3	0.2%	0.3	0.1%	0.6	0.2%	0.6	0.1%
Loss on disposal or impairment of long-lived assets	125.8	69.7%	0.3	0.1%	126.4	33.7%	0.4	0.1%
Other operating expense	41.4	22.9%	4.6	2.2%	101.6	27.1%	7.2	1.8%
Operating loss	(323.0)	(178.9)%	(98.1)	(47.1)%	(553.1)	(147.4)%	(193.0)	(47.6)%
Non-operating expense, net	49.3	27.3%	27.8	13.3%	101.0	26.9%	56.3	13.9%
Loss before income taxes	(372.3)	(206.3)%	(125.9)	(60.4)%	(654.1)	(174.3)%	(249.3)	(61.4)%
Income tax (benefit) expense	(0.1)	(0.1)%	0.3	0.1%	0.3	0.1%	0.5	0.1%
Net loss from continuing operations	(372.2)	(206.2)%	(126.2)	(60.6)%	(654.4)	(174.4)%	(249.8)	(61.6)%
Net loss from discontinued operations	—	—%	(18.5)	(8.9)%	—	—%	(290.6)	(71.6)%
Net loss	($372.2)	(206.2)%	($144.7)	(69.4)%	($654.4)	(174.4)%	($540.4)	(133.2)%

Basic and diluted loss per share
Continuing operations	($2.88)		($1.00)		($5.12)		($1.99)
Discontinued operations	—		(0.15)		—		(2.32)

Revenue

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Power Products	$90.8	$107.7	($16.9)	(16)%	$187.9	$208.9	($21.0)	(10)%
Materials Products	$89.7	$100.7	($11.0)	(11)%	$187.3	$196.9	($9.6)	(5)%
Revenue	$180.5	$208.4	($27.9)	(13)%	$375.2	$405.8	($30.6)	(8)%
Revenue for the three and six months ended December 29, 2024 as compared to the three and six months ended December 31, 2023 for our power product line decreased due to the softening of demand in industrial and energy applications. This decrease has been partially offset by growth in demand for automotive applications, though we are beginning to experience slower growth for automotive applications than we previously expected.
The decrease in our materials products revenue for all periods is primarily driven by weakening demand across end markets.

Gross Profit and Gross Margin

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Gross (loss) profit	($37.2)	$27.8	($65.0)	(234)%	($73.4)	$52.5	($125.9)	(240)%
Gross margin	(20.6)%	13.3%			(19.6)%	12.9%
Gross profit and gross margin were impacted by a less favorable product mix resulting from the softening of demand for our products. Production capacity in the Durham fab shifted from industrial and energy products to automotive products, which have a higher production cost in that fab.
Gross profit for the three and six months ended December 29, 2024 includes:
•$31.4 million and $65.7 million, respectively, of costs in connection with the 2025 Restructuring Plan as discussed in Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
•$28.9 million and $55.3 million, respectively, of underutilization costs in connection with the start of production at our Mohawk Valley Fab. Underutilization costs were $35.6 million and $70.0 million for the three and six months ended December 31, 2023, respectively.

Research and Development

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Research and development	$44.4	$45.3	($0.9)	(2)%	$95.3	$89.4	$5.9	7%
Percent of revenue	25%	22%			25%	22%
The increase in research and development expenses for the six months ended December 29, 2024 as compared to the six months ended December 31, 2023 was primarily due to increases in product material costs, partially offset by a decrease in salary and benefits costs related to the reduction in headcount. The decrease in research and development expenses for the three months ended December 29, 2024 as compared to the three months ended December 31, 2023 was immaterial.
Sales, General and Administrative

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Sales, general and administrative	$51.1	$64.9	($13.8)	(21)%	$113.3	$129.0	($15.7)	(12)%
Percent of revenue	28%	31%			30%	32%
The decrease in sales, general and administrative expenses for the three and six months ended December 29, 2024 as compared to the three and six months ended December 31, 2023 was primarily driven by a decrease in salary and benefits costs of approximately $11.0 million and $13.6 million, respectively, due to reduced headcount and a decrease in travel and professional services of $3 million as compared to the six months ended December 31, 2023, resulting from cost optimization.
Factory Start-up Costs

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Factory start-up costs	$22.8	$10.5	$12.3	117%	$42.5	$18.9	$23.6	125%
Start-up costs increased for the three and six months ended December 29, 2024 as compared to the three and six months ended December 31, 2023 due to increased costs incurred in connection with the construction of our materials manufacturing facility in Siler City, North Carolina.

Loss on Disposal or Impairment of Long-Lived Assets

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Loss on disposal or impairment of long-lived assets	$125.8	$0.3	$125.5	41,833%	$126.4	$0.4	$126.0	31,500%
Loss on disposal or impairment of long-lived assets primarily relate to write-offs of fixed assets, as well as the write-offs of impaired or abandoned patents, partially offset by proceeds from asset sales. Loss on disposal or impairment of long-lived assets for the three and six months ended December 29, 2024 consist of impairments of abandoned assets totaling $124.5 million related to the 2025 Restructuring Plan as discussed in Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Other Operating Expense

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Restructuring costs and other exit costs	$32.2	$—	$32.2	100%	$85.0	$—	$85.0	100%
Project, transformation and transaction costs	7.8	$4.6	$3.2	70%	$13.8	$7.2	6.6	92%
Executive severance costs	1.4	—	1.4	100%	$1.4	$—	1.4	100%
Other	—	—	—	—%	1.4	—	1.4	100%
Other operating expense	$41.4	$4.6	$36.8	800%	$101.6	$7.2	$94.4	1,311%
Restructuring and other closure-related costs for the three and six months ended December 29, 2024 consist of:
•$15.0 million and $51.5 million, respectively, of employee severance and benefit costs;
•$5.7 million and $12.8 million, respectively, of non-cash asset-related charges from accelerated depreciation; and
•$11.5 million and $20.7 million of other closure-related costs related to the 2025 Restructuring Plan as discussed in Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Non-Operating Expense, net

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Interest income	($17.0)	($38.2)	$21.2	(55)%	($39.2)	($78.8)	$39.6	(50)%
Interest expense, net of capitalized interest	80.5	64.3	16.2	25%	145.0	126.0	19.0	15%
Loss on Wafer Supply Agreement	—	6.6	(6.6)	(100)%	9.2	13.5	(4.3)	(32)%
Unrealized gain on equity investment	(15.7)	(5.4)	(10.3)	191%	(15.7)	(5.4)	(10.3)	191%
Other expense, net	1.5	0.5	1.0	200%	1.7	1.0	0.7	70%
Non-operating expense, net	$49.3	$27.8	$21.5	77%	$101.0	$56.3	$44.7	79%
Interest income. The decrease in interest income for the three and six months ended December 29, 2024 as compared to the three and six months ended December 31, 2023 was primarily due to lower short-term investment balances.
Interest expense, net of capitalized interest. The increase in interest expense for the three and six months ended December 29, 2024 as compared to the three and six months ended December 31, 2023 was primarily due to higher average debt outstanding offset, in part, by increased interest capitalization in the three and six months ended December 29, 2024. Refer to Note 9 "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for the summary of outstanding debt.

Income Tax Expense

	Three months ended				Six months ended
(in millions of U.S. Dollars)	December 29, 2024	December 31, 2023	Change		December 29, 2024	December 31, 2023	Change
Income tax (benefit) expense	($0.1)	$0.3	($0.4)	(133)%	$0.3	$0.5	($0.2)	(40)%
Effective tax rate	—%	—%			—%	—%
The change in our effective tax rate for the three and six months ended December 29, 2024 compared to the three and six months ended December 31, 2023 was immaterial.
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
Based on past performance and current expectations, we believe our current working capital will be adequate to meet our cash needs for at least the next 12 months. We believe that we have the ability to continue to invest in the completion of our near-term expansion of our production capacity, further develop our product portfolio and, when necessary or appropriate, make selective acquisitions or other strategic investments to strengthen our product portfolio or secure key intellectual properties. However, we expect to need additional funding to fully complete all of our intended capacity expansions. Further, we may need to reduce capital expenditures and/or take other steps to preserve working capital in the future in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants. We obtained additional funding of $250.0 million in October 2024 through the issuance of additional senior secured notes due 2030 (the 2030 Senior Notes) and have the ability to issue an additional $500.0 million of additional tranches under the Amended and Restated Indenture governing the 2030 Senior Notes (the 2030 Senior Notes Indenture), subject to certain conditions.

In accordance with the terms of the non-binding preliminary memorandum of terms (PMT) with the United States Department of Commerce that require us to restructure or refinance our outstanding 1.75% convertible senior notes due May 1, 2026 (the 2026 Notes), we are actively evaluating our options, including the refinancing of the 2026 Notes through the near-term issuance of equity-linked securities and/or other financing options, subject to market conditions and other considerations.
In the second quarter of fiscal 2025, we filed a shelf registration statement on Form S-3 to register for possible future sale shares of our common stock. The registration statement became automatically effective upon filing with the SEC on December 9, 2024. Under this shelf registration statement, we implemented an at-the-market program (the ATM Program) as described in the prospectus supplement filed with the SEC on December 9, 2024. As discussed further in Note 14, "Shareholders' Equity", the ATM Program was conducted pursuant to an equity distribution agreement (the Equity Distribution Agreement) with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the Managers). The ATM Program concluded on January 14, 2025 and we completed the sale of approximately 27.8 million additional shares of common stock for total gross proceeds of approximately $200.0 million and net proceeds of approximately $195.5 million, after $4 million in commissions to the Managers and $0.5 million in other offering costs.
Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	December 29, 2024	June 30, 2024	Change
Cash and cash equivalents	$614.0	$1,045.9	($431.9)
Short-term investments	790.8	1,128.7	(337.9)
Total cash, cash equivalents and short-term investments	$1,404.8	$2,174.6	($769.8)
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, partially reduced by accounts payable and accrued expenses.
In the first quarter of fiscal 2024, we entered into the Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with Renesas Electronics America Inc. (Renesas America), pursuant to which Renesas America agreed to provide us up to $2 billion in unsecured deposits, subject to certain conditions. We received an initial deposit of $1 billion in the first quarter of fiscal 2024, a second deposit of $500 million in the third quarter of fiscal 2024 and the third and final deposit in the fourth quarter of fiscal 2024. As discussed in Note 9, "Long-term Debt" to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we entered into an amendment to the CRD Agreement in October 2024 to permit us to pay the accrued interest on the outstanding loans payable on the last business day of each of December 2024 and June 2025 by adding those amounts to the outstanding principal amount of the loans rather than in cash, reducing our expected cash interest payments in fiscal 2025 by approximately $120.0 million.

As also discussed in Note 9, "Long-term Debt", to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, in the second quarter of fiscal 2025, we issued an additional $250.0 million aggregate principal amount of 2030 Senior Notes. The 2030 Senior Notes Indenture permits us to issue additional tranches up to $500.0 million subject to certain conditions. We are required to maintain a minimum amount of at least $630.0 million in unrestricted cash and cash equivalents as of the last day of any calendar month through March 31, 2025 and at least $750.0 million beginning on April 1, 2025, which amount will be reduced over time upon the fulfillment of certain conditions
In the second quarter of fiscal 2024, we completed the sale of the RF Business and received approximately $75 million in cash. In the third quarter of fiscal 2024, we received a $57.5 million Land Acquisition Business Investment Grant from the North Carolina Department of Commerce.
As of December 29, 2024, we had unrealized losses on our short-term investments of $4.2 million. All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at December 29, 2024 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able and intend to hold each of the investments held with an unrealized loss as of December 29, 2024 until the investments fully recover in market value. No allowance for credit losses was recorded as of December 29, 2024.
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
Expected Uses of Liquidity
We opened the Mohawk Valley Fab in the fourth quarter of fiscal 2022 to expand capacity for production of our silicon carbide devices and started revenue generating production at the facility in the fourth quarter of fiscal 2023. We expect to invest approximately $2.0 billion in total construction, equipment and other related costs for the new facility, of which approximately $500 million is expected to be reimbursed over time by the State of New York Urban Development Corporation (doing business as Empire State Development) under a Grant Disbursement Agreement (the GDA). As of December 29, 2024, we have spent approximately $1.2 billion and received $467.2 million in reimbursements.
We started construction on a new materials manufacturing facility in Siler City, North Carolina in September 2022. We expect to invest approximately $2.3 billion in total construction, equipment and other related costs for the facility through fiscal 2025. As of December 29, 2024, we have spent approximately $1.9 billion.
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
We have take-or-pay supplier agreements that require a minimum of $212.6 million of purchases over the next four years and a commitment to provide quarterly capacity reservation deposits with a remaining total of $11.1 million, as outlined further in Note 5, "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
Given our current cash position, we believe we will be able to fund daily operating expenses, debt service, working capital and capital requirements for at least the next 12 months, but we expect to need additional funding to complete our previously announced expansion initiatives. As discussed in Note 9 "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we have obtained additional funding of $250.0 million through the issuance of additional 2030 Senior Notes, and expect to pursue additional funding through the United States CHIPS and Science Act of 2022 (the CHIPS Act) in accordance with the terms of a definitive direct funding award agreement with the United States Department of Commerce as contemplated by the PMT, equity offerings or other non-debt capital sources, and debt financings (which may involve refinancing, modifying or retiring some of our existing debt).

Cash Flows
In summary, our cash flows were as follows:

	Six months ended
in millions of U.S. Dollars	December 29, 2024	December 31, 2023	Change
Net cash used in operating activities of continuing operations	($327.1)	($295.6)	($31.5)	(11)%
Net cash used in investing activities of continuing operations	(423.2)	(1,446.7)	1,023.5	71%
Net cash provided by financing activities of continuing operations	318.5	947.0	(628.5)	(66)%
Effects of foreign exchange changes on cash and cash equivalents	(0.1)	0.1	(0.2)	200%
Cash used in discontinued operations	$—	($57.4)	57.4	100%
Net change in cash and cash equivalents	($431.9)	($852.6)	$420.7	49%
Cash Flows from Operating Activities
Net cash used in operating activities of continuing operations increased primarily due to an increased net loss, offset in part by increased working capital resulting from lower inventory growth and timing of payables.
Cash Flows from Investing Activities
Our investing activities of continuing operations primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.
Cash used in investing activities of continuing operations decreased primarily due to decreases in net purchases of short term investments of $921.7 million and in net property and equipment purchases of $176.0 million.
Cash Flows from Financing Activities
For the six months ended December 29, 2024, cash provided by financing activities primarily consisted of proceeds of $240 million from the issuance of additional 2030 Senior Notes, net proceeds of $100 million from issuances of common stock and a $10.0 million refund of escrow deposit, partially offset by $26.1 million of debt issuance costs and $3.7 million in tax withholdings on vested equity awards.

Off-Balance Sheet Arrangements
As of December 29, 2024, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
In connection with the RF Business Divestiture, we acquired shares of MACOM common stock (the MACOM Shares), which had a market value of approximately $95.0 million as of December 29, 2024 based on the closing price of MACOM common stock on December 27, 2024, the last trading day of the first fiscal quarter. If quoted market values on MACOM's common stock were to hypothetically decrease 10%, the fair value of the MACOM Shares would decrease by $9.5 million at December 29, 2024.
For additional quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K. There have been no other material changes to the amounts presented therein.
Item 4.     Controls and Procedures
Our management, with the participation of our Executive Chair (who is our principal executive officer) and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ended December 29, 2024. Based on such evaluation, our Executive Chair and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Executive Chair and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the second quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
–Risks associated with our capital structure
•We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
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
–General risk factors
•We have been subject to shareholder activism and may be subject to such activism in the future.
Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability or our customers' or suppliers' ability to access funding, and possible trade tariffs and trade restrictions.

Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news, higher interest rates and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including as a result of the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, as well as ongoing trade tensions between certain countries including the U.S. and China, which has impacted and could continue to impact demand for our products. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
Various global economic slowdowns could occur and potentially result in certain economies dipping into economic recessions, including in the United States. Additionally, increased inflation around the world, including in the United States, applies pressure to our costs. Economic slowdowns or recessions and inflationary pressures could have a negative impact on our business, including decreased demand, increased costs, and other challenges. Government actions to address economic slowdowns and increased inflation, including elevated interest rates, also could result in negative impacts to our growth.
General trade tensions between the United States and China continue, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or increase the cost for our products. The Trump administration has signaled the potential imposition of tariffs and retaliatory tariffs against U.S. trading partners, including a 60% tariff on goods from China. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the United States and European countries. Resulting changes in United States trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflicts between Russia and Ukraine and in the Middle East continue for a prolonged period of time, or if other countries, including the United States, become involved in these conflicts, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete all of our intended expansion initiatives, which we may seek to obtain through, among other avenues, government funding, equity offerings or other non-debt funding sources, and debt financings (which may involve retiring, refinancing or modifying some of our existing debt). In connection with the PMT we entered into with the United States Department of Commerce on October 11, 2024 for proposed direct capital grants under the CHIPS Act, we have agreed to raise additional capital from non-debt sources over the next 12 months and to restructure or refinance our outstanding convertible notes at specified intervals. If unfavorable capital market conditions exist, we may not be able to raise sufficient capital or restructure or refinance our outstanding convertible notes on favorable terms and on a timely basis, if at all, which would impact our ability to access government funds and issue additional 2030 Senior Notes. As discussed in Note 14, "Shareholders' Equity," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we sold 27.8 million shares of common stock under the ATM Program, and if we further issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing would become more expensive and could have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
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
For example, the United States has imposed significant tariffs on Chinese-made goods and President Trump has indicated that he would seek to impose additional significant tariffs on goods from China, among other potential tariffs against U.S. trading partners. The tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result under the new U.S. presidential administration, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.

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
•maintain, expand, construct and purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, including specifically the expansion of our silicon carbide capacity with the ramping of our state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York and the construction of a new materials manufacturing facility in Siler City, North Carolina;
•confirm our eligibility for and receive the expected benefits from refundable income tax credits through the CHIPS Act;
•meet our production capacity and delivery commitments to our customers, including those customers who provide us with capacity reservation deposits or similar payments;
•manage an increasingly complex supply chain and meeting purchase commitments under take-or-pay arrangements with certain suppliers that has the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, our logistics operations, or our customers;
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
If we receive government incentives through the CHIPS Act, or through state and local grants, the restrictions and operational requirements that are associated with such grants would add complexity to our operations and increase our costs. For example, we have signed the PMT relating to proposed funding under the CHIPS Act to support expansion of our new facilities in North Carolina and New York. The terms for awards of funding under the PMT are preliminary and are subject to a comprehensive due diligence process and continued negotiation and review of final award documentation and therefore ultimately may not result in us receiving the full CHIPS Act funding set forth in the PMT, if at all. Our failure to conclude definitive agreements for any reason or to meet operational or financial milestones required to receive final awards could make it more difficult to maintain our liquidity requirements and could create a negative perception or reputational concern with respect to us and our business. In addition, there is uncertainty regarding the impact of the Trump administration's policies with respect to the semiconductor industry and government funding, tax credits and tariffs. Any of the above factors could have a material adverse effect on our business, results of operations or financial condition.
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
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or if we fail to forecast demand decreases or changes accurately, we may experience a mismatch between current product demand and manufactured product mix, adversely impacting our results, including due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in fiscal 2024 and the first half of fiscal 2025, we and other semiconductor companies experienced and have continued to experience softer demand for our products than expected. In response, we adjusted our production mix in our North Carolina fab to manufacture power products for automotive applications, which have higher unit costs in this fab. Changes in product demand from our customers' forecasts may also cause variability in our supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
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
Risks associated with our capital structure
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
As of December 29, 2024, our indebtedness consisted of $575.0 million aggregate principal amount of our 2026 Notes, $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes, and together with the 2026 Notes and the 2028 Notes, the Outstanding Convertible Notes) and $1,250.0 million aggregate principal amount of 2030 Senior Notes and an aggregate principal amount of $2,000.0 million of deposits under the CRD Agreement with Renesas America. As discussed in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, on October 15, 2024, we entered into the 2030 Senior Notes Indenture which amends certain terms and conditions of the 2030 Senior Notes and permits us to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions. On October 22, 2024, we issued an additional $250.0 million of 2030 Senior Notes. Our ability to pay interest and repay the principal for any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
The level of our outstanding debt may adversely affect our operating results and financial condition by, among other things:
•increasing our vulnerability to downturns in our business, to competitive pressures and to adverse general economic and industry conditions;
•requiring the dedication of an increased portion of our expected cash flows from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, or research and development;
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
We are often involved in litigation, primarily patent litigation, such as our patent dispute with The Trustees of Purdue University, and we and certain current and former executive officers were named as defendants in multiple securities class action lawsuits regarding past public disclosures, each as discussed further in Note 5, "Commitments and Contingencies," in our unaudited financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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
Risks related to legal, regulatory, accounting, tax and compliance matters
The Company and certain of our current and former executive officers have been named as defendants in a securities class action lawsuit. This lawsuit may require significant management time and attention and result in significant legal expenses, which could materially adversely affect our results and financial condition.

On November 15, 2024, we and certain current and former executive officers were named as defendants in a securities class action lawsuit filed in the United States District Court for the Northern District of New York. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Additional lawsuits have been filed by shareholders regarding these same matters. Such claims and any resulting litigation or additional allegations could subject us to liability. Even if we prevail, such litigation could be time consuming and costly to defend, and could result in the diversion of our time and attention, which could materially and adversely affect our business, our reputation, results of operations and financial condition.
We may be required to recognize a significant charge to earnings if our goodwill or other assets become impaired.
Goodwill and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a significant decline in our stock price and market capitalization and slower growth rates in our industry. For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. For example, in the second quarter of fiscal 2025, we recorded an impairment for abandoned assets of $124.5 million in connection with our 2025 Restructuring Plan, and in the first quarter of fiscal 2024, we recorded an impairment to assets held for sale associated with the then-pending RF Business Divestiture of $144.6 million. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.
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
•changes or recapture of available tax credits, including our eligibility for or the receipt of the expected benefits from refundable investment tax credits obtained through the CHIPS Act;
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
On November 18, 2024, we announced the departure of our President and Chief Executive Officer, Gregg A. Lowe. On the same day, the Company's Board of Directors appointed Thomas H. Werner, current Chair of the Board, as Executive Chair, in which role he is serving as our principal executive officer on an interim basis and is overseeing the continued execution of our strategy while the Board conducts a search for a new Chief Executive Officer. Our CEO search process, which is being led by a search committee of the Board, to identify a candidate for a permanent President and Chief Executive Officer continues, and we are working with an executive search firm to assist with the process of identifying and evaluating both internal and external candidates. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer. Our ability to execute our business strategies and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor Chief Executive Officer.
Our stock price has experienced and may continue to experience volatility.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $6.44 to a high of $43.24 during the twelve months ended December 29, 2024. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans
On November 14, 2024, Neill Reynolds, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of, in the aggregate, up to 25,380 shares of the Company's common stock and terminates on the earlier of the date all the shares under the plan are sold and September 30, 2025.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Form of certificate representing the Senior Secured Notes due 2030 for the Initial Notes (as defined in the Amended and Restated Indenture incorporated by reference as Exhibit 10.1) (included as Exhibit A to the Amended and Restated Indenture incorporated by reference as Exhibit 10.1)		8-K	4.1	10/15/2024
4.2	Form of certificate representing the Global Notes due 2030 for the Notes (as defined in the Amended and Restated Indenture incorporated by reference as Exhibit 10.1) (included as Exhibit B to the Amended and Restated Indenture incorporated by reference as Exhibit 10.1)		8-K	4.2	10/15/2024
4.3	Amendment No. 1 to Unsecured Customer Refundable Deposit Agreement, dated as of October 15, 2024, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	4.1	10/16/2024
10.1^	Amended and Restated Indenture, dated as of October 11, 2024, by and among Wolfspeed, Inc., Wolfspeed Germany GmbH, as a subsidiary guarantor, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent		8-K	10.1	10/15/2024
10.2	First Supplemental Indenture, dated as of October 22, 2024, by and among Wolfspeed, Inc., Wolfspeed Germany GmbH, as a subsidiary guarantor, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent		10-Q	10.2	11/7/2024
10.3	Offer Letter between Wolfspeed, Inc. and Thomas H. Werner, dated November 19, 2024		8-K	10.1	11/21/2024
10.4	Separation, Consulting and General Release Agreement, dated as of December 16, 2024, by and between Wolfspeed, Inc. and Gregg Lowe	X
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
		X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2024 formatted in Inline XBRL (included in Exhibit 101)	X
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

January 30, 2025

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)