Form 10-Q
period 2025-03-30
WOLFSPEED, INC.
filed 2025-05-09
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
or
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of May 2, 2025, was 155,626,720.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended March 30, 2025

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. Dollars, except share data in thousands)	March 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$730.2	$1,045.9
Short-term investments	599.4	1,128.7
Total cash, cash equivalents and short-term investments	1,329.6	2,174.6
Accounts receivable, net	164.6	147.4
Inventories	459.1	440.7
Prepaid expenses	81.2	56.6
Investment tax credit receivable	586.2	—
Other current assets	249.5	180.3
Total current assets	2,870.2	2,999.6
Property and equipment, net	3,911.6	3,652.3
Goodwill	359.2	359.2
Intangible assets, net	23.8	23.9
Long-term receivables	3.0	2.3
Other long-term investments	—	79.3
Deferred tax assets	1.1	1.1
Long-term investment tax credit receivable	133.5	641.8
Other assets	271.8	225.1
Total assets	$7,574.2	$7,984.6

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$392.6	$523.6
Contract liabilities and distributor-related reserves	44.6	62.3
Income taxes payable	1.1	1.0
Finance lease liabilities	0.5	0.5
Other current liabilities	179.7	77.9
Total current liabilities	618.5	665.3
Long-term liabilities:
Long-term debt	3,469.8	3,126.2
Convertible notes, net	3,042.0	3,034.9
Deferred tax liabilities	10.8	10.8
Finance lease liabilities - long-term	8.5	8.9
Other long-term liabilities	211.9	256.4
Total long-term liabilities	6,743.0	6,437.2
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at March 30, 2025 and June 30, 2024; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at March 30, 2025 and June 30, 2024; 155,623 and 126,409 shares issued and outstanding at March 30, 2025 and June 30, 2024, respectively	0.2	0.2
Additional paid-in-capital	4,085.2	3,821.9
Accumulated other comprehensive loss	(4.4)	(11.6)
Accumulated deficit	(3,868.3)	(2,928.4)
Total shareholders’ equity	212.7	882.1
Total liabilities and shareholders’ equity	$7,574.2	$7,984.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
(in millions of U.S. Dollars, except share data)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Revenue, net	$185.4	$200.7	$560.6	$606.5
Cost of revenue, net	207.9	178.2	656.5	531.5
Gross (loss) profit	(22.5)	22.5	(95.9)	75.0
Operating expenses:
Research and development	42.2	52.5	137.5	141.9
Sales, general and administrative	41.1	55.8	154.4	184.8
Factory start-up costs	23.5	14.4	66.0	33.3
Amortization of acquisition-related intangibles	0.3	0.3	0.9	0.9
Loss on disposal or impairment of long-lived assets	31.1	0.6	157.5	1.0
Other operating expense	33.8	5.3	135.4	12.5
Operating loss	(194.5)	(106.4)	(747.6)	(299.4)
Non-operating expense, net	90.9	42.4	191.9	98.7
Loss before income taxes	(285.4)	(148.8)	(939.5)	(398.1)
Income tax expense	0.1	0.1	0.4	0.6
Net loss from continuing operations	(285.5)	(148.9)	(939.9)	(398.7)
Net loss from discontinued operations	—	—	—	(290.6)
Net loss	($285.5)	($148.9)	($939.9)	($689.3)

Basic and diluted loss per share
Continuing operations	($1.86)	($1.18)	($6.88)	($3.18)
Net loss	($1.86)	($1.18)	($6.88)	($5.49)

Weighted average shares - basic and diluted (in thousands)	153,897	125,830	136,550	125,514
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net loss	($285.5)	($148.9)	($939.9)	($689.3)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1.3	(0.5)	7.2	12.4
Comprehensive loss	(284.2)	(149.4)	(932.7)	(676.9)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 30, 2024	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
Net loss	—	—	—	(282.2)	—	(282.2)
Unrealized gain on available-for-sale securities	—	—	—	—	7.3	7.3
Tax withholding on vested equity awards	—	—	(3.6)	—	—	(3.6)
Stock-based compensation	479	—	25.3	—	—	25.3
Balance at September 29, 2024	126,888	$0.2	$3,843.6	($3,210.6)	($4.3)	$628.9
Net loss	—	—	—	(372.2)	—	(372.2)
Net unrealized loss on available-for-sale securities	—	—	—	—	(1.4)	(1.4)
Tax withholding on vested equity awards	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	99	—	19.7	—	—	19.7
Issuance of shares under employee stock purchase plan	773	—	8.8	—	—	8.8
Issuance of shares under the at-the-market offering program, net of issuance costs	10,919	—	88.9	—	—	88.9
Balance at December 29, 2024	138,679	$0.2	$3,960.9	($3,582.8)	($5.7)	$372.6
Net loss	—	—	—	(285.5)	—	(285.5)
Net unrealized gain on available-for-sale securities	—	—	—	—	1.3	1.3
Tax withholding on vested equity awards	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	69	—	18.2	—	—	18.2
Issuance of shares under the at-the-market offering program, net of issuance costs	16,875	—	106.3	—	—	106.3
Balance at March 30, 2025	155,623	$0.2	$4,085.2	($3,868.3)	($4.4)	$212.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(395.7)	—	(395.7)
Unrealized gain on available-for-sale securities	—	—	—	—	1.9	1.9
Tax withholding on vested equity awards	—	—	(15.0)	—	—	(15.0)
Stock-based compensation	506	—	32.1	—	—	32.1
Exercise of stock options and issuance of shares	21	—	0.5	—	—	0.5
Balance at September 24, 2023	125,321	$0.2	$3,728.6	($2,459.9)	($23.2)	$1,245.7
Net loss	—	—	—	(144.7)	—	(144.7)
Unrealized gain on available-for-sale securities	—	—	—	—	11.0	11.0
Tax withholding on vested equity awards	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	104	—	29.8	—	—	29.8
Exercise of stock options and issuance of shares under employee stock purchase plan	360	—	10.4	—	—	10.4
Balance at December 31, 2023	125,785	$0.2	$3,766.8	($2,604.6)	($12.2)	$1,150.2
Net loss	—	—	—	(148.9)	—	(148.9)
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	(0.5)
Tax withholding on vested equity awards	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	48	—	22.5	—	—	22.5
Balance at March 31, 2024	125,833	$0.2	$3,788.6	($2,753.5)	($12.7)	$1,022.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024
Operating activities:
Net loss	($939.9)	($689.3)
Net loss from discontinued operations	—	(290.6)
Net loss from continuing operations	(939.9)	(398.7)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation and amortization	191.7	135.7
Amortization of debt issuance costs and discount, net of non-cash capitalized interest	34.7	21.7
Stock-based compensation	62.7	63.9
Unrealized loss (gain) on equity investment	9.2	(7.3)
Loss on disposal or impairment of property and equipment	152.7	1.0
Impairment of ROU Assets	4.8	—
Amortization of premium on investments, net	(7.8)	(21.4)
Paid-in-kind interest on long-term debt	75.5	—
Deferred income taxes	—	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	(17.2)	30.5
Inventories	(20.8)	(132.9)
Prepaid expenses and other assets	7.3	(83.6)
Accounts payable	(16.7)	(48.2)
Accrued salaries and wages and other liabilities	22.5	(4.3)
Contract liabilities and distributor-related reserves	(27.9)	11.7
Net cash used in operating activities of continuing operations	(469.2)	(431.8)
Net cash used in operating activities of discontinued operations	—	(54.3)
Cash used in operating activities	(469.2)	(486.1)
Investing activities:
Purchases of property and equipment	(1,059.5)	(1,629.7)
Purchases of patent and licensing rights	(3.9)	(4.3)
Proceeds from sale of property and equipment	1.0	0.4
Purchases of short-term investments	(243.2)	(1,488.6)
Proceeds from maturities of short-term investments	773.1	1,244.1
Proceeds from sale of short-term investments	39.4	52.7
Reimbursement of capital expenditures from incentives and investment credits	238.6	178.4
Proceeds from sale of business	—	75.6
Net cash used in investing activities of continuing operations	(254.5)	(1,571.4)
Net cash used in investing activities of discontinued operations	—	(3.1)
Cash used in investing activities	(254.5)	(1,574.5)
Financing activities:
Proceeds from long-term debt borrowings	240.0	1,500.0
Payments of debt issuance costs and commitment fees	(40.2)	(46.0)
Proceeds from issuance of common stock	203.9	10.9
Tax withholding on vested equity awards	(3.9)	(17.5)
Payments on long-term debt borrowings, including finance lease obligations	(0.4)	(0.3)
Incentive-related escrow refunds	10.0	—
Commitment fees on long-term incentive agreement	(1.5)	(1.0)
Cash provided by financing activities	407.9	1,446.1
Effects of foreign exchange changes on cash and cash equivalents	0.1	(0.1)
Net change in cash and cash equivalents	(315.7)	(614.6)
Cash and cash equivalents, beginning of period	1,045.9	1,757.0
Cash and cash equivalents, end of period	$730.2	$1,142.4
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
Previously, the Company designed, manufactured and sold radio-frequency (RF) devices. As discussed more fully below in Note 2, “Discontinued Operations,” on December 2, 2023, the Company completed the sale of certain assets comprising its RF product line. The Company classified the results and cash flows of the RF product line as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for the fiscal year ended June 30, 2024 (fiscal 2024). Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at March 30, 2025, and for all periods presented, have been made. All material intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 30, 2024 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the 2024 Form 10-K). The results of operations for the three and nine months ended March 30, 2025 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 29, 2025 (fiscal 2025).
Liquidity
In accordance with U.S. GAAP, management considers whether there are conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of its financial statements.

As of March 30, 2025, the Company had approximately $6.5 billion of debt obligations, as further discussed in Note 9 "Long-term Debt." Considering the significant amount of the Company’s outstanding indebtedness and related debt service expense, the Company engaged external advisors to assist with the evaluation of a number of strategic alternatives, including a potential out-of-court or in-court capital restructuring. These alternatives include, but are not limited to, restructuring, refinancing or amending the Company’s existing debt, seeking new financing or pursuing asset sales to bolster liquidity. The Company has actively engaged in discussions and negotiations with certain holders of its indebtedness regarding the terms of a potential restructuring with a goal of not impacting its customers, vendors and employees in the ordinary course of business. These discussions and negotiations are ongoing and the terms of any potential restructuring have not been agreed upon by the parties. Notwithstanding the Company’s efforts, there can be no assurance that the Company will reach an agreement on acceptable terms and conditions with respect to a restructuring or other transaction in a timely manner or at all. Any restructuring or other transaction, to which the Company may agree, may be conditioned on a requirement that the transaction be implemented through an in-court solution. Although there can be no assurance that the Company will pursue or successfully complete a restructuring or other transaction, any restructuring or other transaction is expected to be costly, would likely be substantially dilutive to the Company’s existing shareholders and would likely limit the Company’s ability to utilize its net operating loss carry forwards (and/or other nonrefundable tax attributes). The Company’s ability to generate and monetize certain refundable tax credits, such as the Advanced Manufacturing Investment Credits (AMIC), is not anticipated to be limited as a result of any potential strategic alternatives being pursued.

While the Company considers these strategic alternatives, the Company retains sufficient liquidity in the near term, with approximately $1,329.6 million of unrestricted cash and cash equivalents and short-term investments on its unaudited consolidated balance sheet as of March 30, 2025, compared to scheduled debt repayments and debt service costs of $575 million and $322 million, respectively, over the next 12 months. The Company plans to submit for approximately $600 million in cash tax refunds related to the amounts eligible for reimbursement under the AMIC over the next 12 months.

The Company expects that its current operating forecast over the next 12 months will allow the Company to maintain operations and meet its obligations to customers, vendors and employees in the ordinary course of business. However, due to the Company’s ongoing consideration of an in-court restructuring that would result in an event of default during the implementation of that potential solution, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern as of the issuance date, in accordance with the requirements of ASC 205-40, “Presentation of Financial Statements – Going Concern.”

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the date of this filing. Accordingly, the accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Summary of Significant Accounting Policies
There were no material changes to the Company's significant accounting policies during the nine months ended March 30, 2025 compared to the significant accounting policies described in the Company's fiscal 2024 Form 10-K.
Financial Statement Details
Accounts Receivable, net

(in millions of U.S. Dollars)	March 30, 2025	June 30, 2024
Billed trade receivables	$161.4	$143.3
Unbilled contract receivables	2.4	3.5
Royalties	1.5	1.3
	165.3	148.1
Allowance for bad debts	(0.7)	(0.7)
Accounts receivable, net	$164.6	$147.4
Inventories

(in millions of U.S. Dollars)	March 30, 2025	June 30, 2024
Raw material	$150.9	$138.7
Work-in-progress	304.3	290.5
Finished goods	3.9	11.5
Inventories	$459.1	$440.7

Other Current Assets

(in millions of U.S. Dollars)	March 30, 2025	June 30, 2024
Reimbursement receivable on long-term incentive agreement	$33.1	$85.8
Assets held for sale(1)	83.2	—
MACOM Shares(2)	70.1	—
Other	63.1	94.5
Other current assets	$249.5	$180.3
(1): During the third quarter of fiscal 2025, the Company determined three facilities met the held-for-sale criteria under Accounting Standards Codification (ASC) 360. The assets included in each of the disposal groups were measured at the lower of their carrying value or fair value less costs to sell.

(2): Refer to Note 2, "Discontinued Operations," and Note 7, "Fair Value of Financial Instruments," to the consolidated financial statements included herein for additional information.
Assets Held for Sale
The Company classifies an asset as held for sale when all of the criteria set forth in the Accounting Standards Codification (ASC) Topic 360: Property, Plant and Equipment ("ASC 360") have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell.
As of March 30, 2025, the Company recorded $83.2 million in assets held for sale included within other current assets on the consolidated balance sheet and an immaterial loss was recorded in Loss on disposal or impairment of long-lived assets within the accompanying consolidated statement of operations. The assets held for sale consisted of three properties including buildings, building improvements and land of idled properties located in Farmer's Branch, Texas and Durham, North Carolina and the Company's property located in Research Triangle Park, North Carolina (the RTP Facility). The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. The sale of the assets is expected to occur within the next twelve months.
Investment Tax Credit Receivable
The Company is eligible for AMIC in connection with ongoing expansion projects. The AMIC is a refundable federal tax credit provided under Internal Revenue Code Section 48D, which was enacted by the United States CHIPS and Science Act of 2022 (the CHIPS Act). In the third quarter of fiscal 2025, the Company received $192.1 million in cash tax refunds related to its fiscal 2023 and fiscal 2024 federal tax filings, inclusive of $5.6 million of interest income. As of March 30, 2025, the Company has recorded a short-term and long-term receivable of $586.2 million and $133.5 million, respectively, and the Company has reduced property and equipment, net by $906.2 million as a result of expected proceeds under the AMIC.
Accounts Payable and Accrued Expenses

(in millions of U.S. Dollars)	March 30, 2025	June 30, 2024
Accounts payable, trade	$59.3	$53.0
Accrued property and equipment	219.4	366.0
Accrued salaries and wages	72.3	64.2
Accrued expenses	41.6	40.4
Accounts payable and accrued expenses	$392.6	$523.6

Other Current Liabilities

(in millions of U.S. Dollars)	March 30, 2025	June 30, 2024
Accrued interest	$51.8	$7.3
RF Supply Agreement Liabilities(1)	75.6	47.0
Other	52.3	23.6
Other current liabilities	$179.7	$77.9
(1): Refer to Note 2, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
Other Operating Expense

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Legal settlements	$17.0	—	$17.0	—
Restructuring and other exit costs	10.0	$—	$95.0	$—
Executive severance costs	—	—	1.4	—
Project, transformation and transaction costs	6.8	5.3	20.6	12.5
Other	—	—	1.4	—
Other operating expense	$33.8	$5.3	$135.4	$12.5
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $4.4 million and $11.6 million of net unrealized losses on available-for-sale securities as of March 30, 2025 and June 30, 2024, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Non-Operating Expense, net

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Interest income	(19.4)	(30.1)	(58.6)	(108.9)
Interest expense, net of capitalized interest	85.4	59.5	230.4	185.5
Loss on customs matter(1)	—	7.7	—	7.7
Loss on Wafer Supply Agreement	—	6.9	9.2	20.4
Unrealized loss (gain) on equity investment	24.9	(1.9)	9.2	(7.3)
Other, net	—	0.3	1.7	1.3
Non-operating expense, net	$90.9	$42.4	$191.9	$98.7
(1) In the third quarter of fiscal 2024, the Company accrued a liability for payment of customs duties totaling approximately $7.7 million for alleged undervalued duties related to transactions by the Company's former Lighting Products business unit from 2012 to 2017.

Statements of Cash Flows - non-cash activities

	Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024
Decrease in property, plant and equipment from investment tax credit receivables	$264.5	$348.0
Decrease in property, plant and equipment from long-term incentive related receivables	—	107.3
Proceeds on sale of business received in U.S. corporation common stock	—	60.8
Receivables in connection with short-term investment maturities	—	15.0
Decrease in property, plant and equipment from insurance receivable	—	2.2
Lease asset and liability additions	35.2	1.8
Lease asset and liability modifications, net	2.9	0.9
Lease asset impairment	(4.8)	—
Commitment fee payable for 2030 Senior Notes	15.2	—
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Pending Adoption
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. In addition, this amendment will require annual disclosures to be provided on an interim basis. These disclosures are also required for entities with a single reportable segment. The amendments require retrospective application to all periods presented. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures, which requires disaggregated information about an entity’s income tax rate reconciliation as well as information regarding cash taxes paid both in the United States and foreign jurisdictions. The amendments should be applied prospectively, with retrospective application permitted. The amendments are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
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
The Company and MACOM also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to MACOM certain intellectual property owned by the Company and its affiliates and licensed to MACOM certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement (the RF TSA), pursuant to which the Company provides MACOM certain limited transition services following the RF Closing, (iii) a Master Supply Agreement, pursuant to which the Company will continue to operate the RTP Fab and supply MACOM with Epi-wafers and fabrication services (the RF Master Supply Agreement) through the date on which the RTP Fab Transfer is complete (the RTP Fab Transfer Date), (iv) a Long-Term Epi Supply Agreement (the Long-Term Epi Supply Agreement), pursuant to which MACOM will purchase from the Company Epi-wafers from the RTP Fab Transfer Date until the fifth anniversary of the RTP Fab Transfer Date, (v) an Epi Research and Development Agreement, pursuant to which the Company will provide MACOM certain research and development activities and other technical manufacturing support services related to the RF Business during the period between the RF Closing and expiration of the Long-Term Epi Supply Agreement, and (vi) a Real Estate License Agreement (the RF RELA), which allows MACOM to use certain portions of the RTP Fab to conduct the RF Business through the RTP Fab Transfer Date. In connection with the sale of the RTP Facility, an affiliate of MACOM is expected to enter into a Lease Agreement with the purchaser of the RTP Facility and the Company will enter into a Sublease Agreement with the MACOM lessor, which will allow Wolfspeed to lease the premises of the RTP Fab until the RTP Fab Transfer Date (except for the portion covered by the RF RELA, which MACOM will retain).
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
The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

Nine months ended
(in millions of U.S. Dollars)	March 31, 2024
Revenue, net	$59.6
Cost of revenue, net	68.7
Gross profit (loss)	(9.1)
Operating expenses:
Research and development	30.5
Sales, general and administrative	13.9
Amortization of intangibles	1.5
Loss on disposal of assets	0.3
Other operating expense	24.3
Loss before income taxes and loss on sale	(79.6)
Loss on sale	204.0
Loss before income taxes	(283.6)
Income tax expense	7.0
Net loss	($290.6)
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $34.3 million and $67.0 million was outstanding as of March 30, 2025 and June 30, 2024, respectively. The supply agreement liability is recognized in other current liabilities on the consolidated balance sheet as of March 30, 2025 and in other current liabilities and other long-term liabilities on the consolidated balance sheet as of June 30, 2024. A receivable of $6.5 million and $4.6 million in connection with the RF Master Supply Agreement is included in other current assets in the consolidated balance sheet as of March 30, 2025 and June 30, 2024, respectively.

Additionally, the Company recorded a supply agreement liability of $58.0 million for the Long-Term Epi Supply Agreement, which is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheet as of March 30, 2025 and in other long-term liabilities on the consolidated balance sheet as of June 30, 2024. The Company recorded a liability of $38.0 million for the future transfer of assets in connection with the RTP Fab Transfer. This liability is recognized in other current liabilities on the consolidated balance sheet as of March 30, 2025 and in other long-term liabilities on the consolidated balance sheet as of June 30, 2024.
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
For the three and nine months ended March 30, 2025, the Company recognized a net loss of $0.0 million and $9.2 million, respectively, in non-operating expense, net related to the Wafer Supply Agreement. For the three and nine months ended March 31, 2024, the Company recognized a net loss of $6.9 million and $20.4 million, respectively, in non-operating expense, net related to the Wafer Supply Agreement.

Note 3 – Revenue Recognition
Contract liabilities and distributor-related reserves were $60.1 million as of March 30, 2025 and $88.0 million as of June 30, 2024. Contract liabilities are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials (Materials Products). Revenue from these two product lines is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Power Products	$107.5	$102.1	$295.4	$311.0
Materials Products	77.9	98.6	265.2	295.5
Total	$185.4	$200.7	$560.6	$606.5

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Three months ended				Nine months ended
	March 30, 2025		March 31, 2024		March 30, 2025		March 31, 2024
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Asia Pacific (1)	$61.9	33.4%	58.7	29.2%	$221.0	39.4%	161.9	26.7%
Europe	34.1	18.4%	79.7	39.7%	123.7	22.1%	227.7	37.5%
Hong Kong	28.1	15.2%	24.2	12.1%	80.9	14.4%	97.6	16.1%
United States	38.4	20.7%	28.2	14.1%	84.5	15.1%	93.9	15.5%
China	21.9	11.8%	9.6	4.8%	48.9	8.7%	23.9	3.9%
Other	1.0	0.5%	0.3	0.1%	1.6	0.3%	1.5	0.3%
Total	$185.4		$200.7		$560.6		$606.5
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
Balance Sheet
Lease assets and liabilities are as follows (in millions of U.S. Dollars):

Operating Leases:	March 30, 2025	June 30, 2024
Right-of-use asset (1)	$125.4	$99.2

Current lease liability (2)	9.4	6.9
Non-current lease liability (3)	141.8	114.0
Total operating lease liabilities	$151.2	$120.9

Finance Leases:
Finance lease assets (4)	$8.5	$9.1

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	8.5	8.9
Total finance lease liabilities	$9.0	$9.4
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Operating lease expense	$4.3	$3.3	$12.4	$10.5
Finance lease amortization	0.2	0.2	0.6	0.6
Interest expense for finance leases was immaterial for all periods presented.
Cash Flows
Cash flow information consisted of the following (1):

	Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($4.0)	($5.6)
Cash received for tenant allowance on operating lease	—	0.4
Cash paid for interest portion of financing leases	(0.1)	(0.2)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.1)	(0.4)
(1) See Note 1, "Statements of Cash Flows - non-cash activities," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of March 30, 2025 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 29, 2025 (remainder of fiscal 2025)	$4.6	$0.2	$4.8
June 28, 2026	17.0	0.8	17.8
June 27, 2027	16.4	0.5	16.9
June 25, 2028	16.2	0.2	16.4
June 24, 2029	16.3	0.2	16.5
Thereafter	134.3	13.7	148.0
Total lease payments	204.8	15.6	220.4
Future tenant improvement allowances	(1.5)	—	(1.5)
Imputed lease interest	(52.1)	(6.6)	(58.7)
Total lease liabilities	$151.2	$9.0	$160.2
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	154	480
Weighted average discount rate (2)	4.69%	2.66%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 20 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.86%.

As of March 30, 2025, the Company has entered into an agreement containing operating leases for bulk gas equipment. This arrangement contains approximately $35 million of additional ROU liability obligations that have not yet commenced. The Company expects these operating leases will commence in future periods with initial lease terms of 15 years.
Lease Income
On December 1, 2023 and in connection with the RF Business Divestiture discussed in Note 2, “Discontinued Operations,” the Company entered into the RF RELA pursuant to which the Company leases to MACOM approximately 25,659 square feet of the RTP Facility for a total of $0.7 million per year. The RF RELA is expected to be terminated by the parties in connection with the sale of the RTP Facility discussed under Note 1, "Basis of Presentation and New Accounting Standards - Financial Statement Details - Assets Held for Sale."
Lease Impairment
For the three and nine months ended March 30, 2025, the Company recorded $4.8 million of non-cash impairment charges for the abandonment of right-of-use (ROU) assets as a result of the ongoing factory consolidation and optimization initiatives. The impairment of the ROU assets is included in "Loss on disposal or impairment of other long-lived assets" within the accompanying consolidated statement of operations. Refer to Note 13 - "Restructuring" to the consolidated financial statements included herein.
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
In October 2021, The Trustees of Purdue University (Purdue) filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the '633 Patent), entitled "High-voltage power semiconductor device," and 8,035,112 (the '112 Patent), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleged willful infringement, and sought unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. On February 25, 2025, the Company entered into a confidential settlement agreement with Purdue resolving all remaining claims against the Company. A stipulation for dismissal was filed with the court, and the court dismissed the case with prejudice on March 17, 2025. The Company recorded the entire financial impact of the settlement during the third quarter of fiscal 2025 as the loss became probable and estimable when the settlement was made.
On November 15, 2024, the Company and certain of its current and former executive officers were named as defendants in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025, two additional lawsuits were filed in the United States District Court for the Northern District of New York by shareholders regarding these same matters and name as defendant the Company and certain of its current and former officers.
On April 21, 2025, a derivative action was filed by a putative shareholder purportedly on behalf of the Company in the United States District Court for the Middle District of North Carolina against certain current and former directors and officers of the Company (collectively, “Derivative Action Defendants”), with substantially similar allegations and defendants as the other matters. The Company denies allegations of wrongdoing and intends to vigorously defend against the claims in the above-referenced actions.

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
As of March 30, 2025, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.2 million to $5.2 million per year through fiscal 2031.
As of March 30, 2025, the Company has reduced property and equipment, net by a total of $500.0 million as a result of GDA reimbursements, of which $467.2 million has been received in cash and an additional $32.8 million in receivables are recorded in other current assets in the consolidated balance sheet.
Supply Commitments and Capacity Deposits
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the third quarter of fiscal 2025, the Company amended the agreement to extend the term of the contract through December 2029 and modify the remaining minimum annual purchase commitments. During the three and nine months ended March 30, 2025, the Company purchased $4.5 million and $17.0 million, respectively, of product under this agreement. As of March 30, 2025, the remaining future product purchases for fiscal years 2025, 2026, 2027, 2028 and 2029 are $3.2 million, $41.1 million, $38.0 million, $40.0 million and $42.0 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. As of March 30, 2025, the Company has paid $52.9 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the three and nine months ended March 30, 2025, the Company purchased $7.2 million and $21.6 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the period. Minimum future product purchase for the remainder of fiscal 2025 and fiscal years 2026 and 2027 are $7.2 million, $28.8 million and $9.6 million, respectively.
The Company reviews the terms of all its long-term supply agreements and assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices and the recoverability of assets related to capacity deposits, as necessary.

Note 6 – Investments

(in millions of U.S. Dollars)	March 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$224.7	$0.1	$—	$—	$224.8
Corporate bonds	263.7	0.4	(2.0)	—	262.1
Municipal bonds	93.1	0.1	(0.7)	—	92.5
Certificates of deposit	17.0	—	—	—	17.0
Commercial paper	3.0	—	—	—	3.0
Total short-term investments	$601.5	$0.6	($2.7)	$—	$599.4

	June 30, 2024
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$553.3	$—	($0.6)	$—	$552.7
Corporate bonds	423.5	0.2	(6.7)	—	417.0
Municipal bonds	102.8	—	(2.0)	—	100.8
Certificates of deposit	31.5	—	—	—	31.5
Commercial paper	16.7	—	—	—	16.7
U.S. agency securities	10.0	—	—	—	10.0
Total short-term investments	$1,137.8	$0.2	($9.3)	$—	$1,128.7
All short-term investments are classified as available-for-sale. The following tables present the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position (in millions of U.S. Dollars):

	March 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$82.5	($0.6)	$48.1	($1.4)	$130.6	($2.0)
U.S. treasury securities	37.9	—	—	—	37.9	—
Municipal bonds	32.3	(0.2)	23.2	(0.5)	55.5	(0.7)
Total	$152.7	($0.8)	$71.3	($1.9)	$224.0	($2.7)
Number of securities with an unrealized loss		55		31		86

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$135.2	($0.2)	$183.4	($6.5)	$318.6	($6.7)
U.S. treasury securities	507.4	(0.4)	35.9	(0.2)	543.3	(0.6)
Municipal bonds	9.0	—	74.3	(2.0)	83.3	(2.0)
U.S. agency securities	14.9	—	10.0	—	24.9	—
Total	$666.5	($0.6)	$303.6	($8.7)	$970.1	($9.3)
Number of securities with an unrealized loss		141		66		207

Additionally, the Company held four cash equivalent securities with an aggregate fair value of $23 million in unrealized loss positions as of March 30, 2025. The aggregate unrealized loss was less than $0.1 million.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $9.0 million and $11.6 million as of March 30, 2025 and June 30, 2024, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectable interest income are recorded as a reversal to interest income. There were no write-offs of noncollectable interest income during the three and nine months ended March 30, 2025 and March 31, 2024.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of March 30, 2025 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 30, 2025.
The contractual maturities of short-term investments as of March 30, 2025 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Ten Years	Total
U.S. treasury securities	$210.0	$14.8	$—	$224.8
Corporate bonds	190.2	71.9	—	262.1
Municipal bonds	54.8	35.3	2.4	92.5
Certificates of deposit	17.0	—	—	17.0
Commercial paper	3.0	—	—	3.0
Total short-term investments	$475.0	$122.0	$2.4	$599.4

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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	March 30, 2025			June 30, 2024
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$113.1	$—	$113.1	$87.3	$—	$87.3
Municipal bonds	—	7.8	7.8	—	—	—
Corporate bonds	—	4.3	4.3	—	—	—
U.S. treasury securities	15.0	—	15.0	10.0	—	10.0
Commercial paper	—	15.5	15.5	—	—	—
Total cash equivalents	128.1	27.6	155.7	97.3	—	97.3
Short-term investments:
U.S. treasury securities	224.8	—	224.8	552.7	—	552.7
Corporate bonds	—	262.1	262.1	—	417.0	417.0
Municipal bonds	—	92.5	92.5	—	100.8	100.8
Commercial paper	—	3.0	3.0	—	16.7	16.7
U.S. agency securities	—	—	—	—	10.0	10.0
Certificates of deposit	—	17.0	17.0	—	31.5	31.5
Total short-term investments	224.8	374.6	599.4	552.7	576.0	1,128.7
Other current assets:
MACOM Shares	70.1	—	70.1	—	—	—
Total current assets	70.1	—	70.1	—	—	—
Other long-term investments:
MACOM Shares	—	—	—	79.3	—	79.3
Total other long-term investments	$—	$—	$—	$79.3	$—	$79.3
Total assets	$423.0	$402.2	$825.2	$729.3	$576.0	$1,305.3
As of March 30, 2025, other current assets and as of June 30, 2024, other long-term investments consist of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares are remeasured to fair value each period with changes in the fair value of the shares recognized in non-operating expense (income), net.

Note 8 – Goodwill and Intangible Assets
Goodwill
There were no changes to goodwill during the three and nine months ended March 30, 2025.
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
Although the Company’s market capitalization further declined in the third quarter of fiscal 2025, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than its carrying value. Using the market capitalization approach, which the Company expects would be similar to the discounted cash flow method, the fair value of the single reporting unit is estimated based on the trading price of the Company’s stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. If the Company's market capitalization continues to decline or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
Intangible Assets, net
The following table presents the components of intangible assets, net:

	March 30, 2025			June 30, 2024
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquisition related intangible assets (1)	$24.0	($23.7)	$0.3	$24.0	($22.8)	$1.2
Patent and licensing rights	51.7	(28.2)	23.5	49.8	(27.1)	22.7
Total intangible assets	$75.7	($51.9)	$23.8	$73.8	($49.9)	$23.9
(1) Relates to developed technology

Note 9 – Long-term Debt

		March 30, 2025			June 30, 2024
(in millions of U.S. Dollars)	Effective Interest Rate	Principal	Unamortized Discount	Net	Principal	Unamortized Discount	Net
1.75% Convertible Notes(1)	2.2%	$575.0	($2.5)	$572.5	$575.0	($4.3)	$570.7
0.25% Convertible Notes(1)	0.6%	750.0	(8.7)	741.3	750.0	(10.9)	739.1
1.875% Convertible Notes(1)	2.1%	1,750.0	(21.8)	1,728.2	1,750.0	(24.9)	1,725.1
2030 Senior Notes(2)	16.3%	1,513.5	(66.2)	1,447.3	1,250.0	(80.3)	1,169.7
CRD Agreement Deposits(2)	6.8%	2,062.0	(39.5)	2,022.5	2,000.0	(43.5)	1,956.5
		$6,650.5	($138.7)	$6,511.8	$6,325.0	($163.9)	$6,161.1
(1) Presented in convertible notes
(2) Presented in long-term debt
As of March 30, 2025, the Company was in compliance with all covenants relating to the senior secured notes due 2030 (the 2030 Senior Notes) and the Unsecured Customer Refundable Deposit Agreement entered into in July 2023 with a customer (the CRD Agreement).

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

Interest Expense
The interest expense, net recognized related to the corporate debt holdings and the deposits under the CRD Agreement is as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Interest expense, net of capitalized interest	$70.2	$51.7	$193.6	$161.4
Amortization of discount and debt issuance costs, net of capitalized interest	14.5	7.0	34.5	21.6
Total interest expense, net	$84.7	$58.7	$228.1	$183.0

The Company capitalizes interest in connection with ongoing capacity expansions.

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Interest expense capitalized	$18.9	$8.6	$52.2	$16.1
Amortization of discount and debt issuance costs capitalized	3.9	1.1	9.4	2.1
Total interest expense capitalized	$22.8	$9.7	$61.6	$18.2

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars, except share data)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net loss from continuing operations	($285.5)	($148.9)	($939.9)	($398.7)
Net loss from discontinued operations	$—	$—	$—	($290.6)

Weighted average shares - basic and diluted (in thousands)	153,897	125,830	136,550	125,514

Loss per share - basic and diluted:
Continuing operations	($1.86)	($1.18)	($6.88)	($3.18)
Discontinued operations	$—	$—	$—	($2.32)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three and nine months ended March 30, 2025, 6.4 million and 6.5 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended March 31, 2024, 4.0 million and 3.9 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Note 11 – Stock-Based Compensation
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended		Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Cost of revenue, net	$9.7	$7.6	$27.2	$20.0
Research and development	3.1	3.0	9.2	9.1
Sales, general and administrative	6.0	11.2	26.3	34.8
Total stock-based compensation expense	$18.8	$21.8	$62.7	$63.9
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of March 30, 2025, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
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
As of June 30, 2024, the Company's liability for unrecognized tax benefits was $9.4 million. During the nine months ended March 30, 2025, the Company recognized a $0.5 million decrease to the liability for unrecognized tax benefits. As a result, the total liability for unrecognized tax benefits as of March 30, 2025 was $8.9 million. If any portion of this $8.9 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.5 million of gross unrecognized tax benefits will change in the next 12 months as a result of statutory requirements or settlement with tax authorities.
The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2018. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2020. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2014. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.

Note 13 - Restructuring
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerates its transition from 150mm to 200mm silicon carbide devices (collectively with the subsequent updates described below, the 2025 Restructuring Plan).

The actions taken under the 2025 Restructuring Plan will ultimately result in the closure of the Company's 150mm device fabrication facility in Durham, North Carolina as well as a realignment of related activities across the geographic regions in which the Company operates. The Company also initiated plans to consolidate its manufacturing footprint for epitaxy products by winding down operations at its facility in Farmer's Branch, Texas during fiscal 2025. In addition, the Company is taking steps to optimize the allocation of resources across various functional groups. The Company also implemented a voluntary separation program for a limited number of eligible employees based on their age and years of service. During the third quarter of fiscal 2025, the Company increased the scope of the planned headcount reductions, primarily in its Materials Products operations.
The 2025 Restructuring Plan is expected to result in a cumulative total headcount reduction of approximately 20%. As of March 30, 2025, the 2025 Restructuring Plan resulted in a cumulative total headcount reduction of approximately 15%, and the remainder is expected to occur over the next six months.
The costs that will be incurred as a result of the 2025 Restructuring Plan primarily include severance and employee benefit costs, voluntary termination benefits, and other exit costs that qualify as exit and disposal costs under ASC 420, "Exit or Disposal Cost Obligations". The involuntary severance costs incurred were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”. Additionally, the Company has incurred, and over the next six months will continue to incur, additional facility closure-related costs related to these activities, including asset-related charges, fixed manufacturing costs that will be eliminated as a result of this plan, and other incremental costs related to the exit of certain facilities.
Including these additional facility closure-related costs, the Company expects to incur approximately $450 million to $500 million of total costs, including approximately $60 million of involuntary and voluntary severance costs, $190 million of other closure-related cash costs, and approximately $250 million of charges related to long-lived assets and other non-cash costs, including accelerated depreciation and impairments upon abandonment or disposal of machinery and equipment.
The Company expects to realize approximately $200 million of annualized cost savings upon completion of these initiatives.
A summary of the charges recognized in the consolidated statements of operations through the third quarter of fiscal 2025 resulting from these restructuring activities is shown below:

	Three months ended	Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 30, 2025
Accelerated depreciation	$4.5	$27.9
Other closure-related costs	12.3	54.6
Total cost of revenue, net	$16.8	$82.5

Impairments on abandoned assets(1)	$30.7	$155.2

Severance(2)	$7.0	$58.5
Accelerated depreciation (3)	(2.0)	10.8
Other closure-related costs	5.0	25.7
Other operating expense	$10.0	$95.0
Total	$57.5	$332.7
(1)Presented in "Loss on disposal or impairment of long-lived assets"
(2)Employee severance and benefit costs include the early exit program activity
(3) Includes net impact of change in salvage value and estimated useful life related to 150mm fab tooling and equipment

A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of March 30, 2025 follows:

(in millions of U.S. Dollars)	As of June 30, 2024	Charges	Usage	March 30, 2025
Employee severance and benefit costs(1)	$—	$58.5	($37.5)	$21.0
Contract termination liability	—	1.1	(1.1)	—
Total	$—	$59.6	($38.6)	$21.0
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
The program concluded on January 14, 2025 and the Company completed the sale of approximately $200 million of common stock and, as such, the ATM automatically terminated in accordance with the terms of the Equity Distribution Agreement. In total, the Company sold and received payment for 27.8 million additional shares of common stock at a weighted average price of $7.20 per share through the ATM Program for total gross proceeds of approximately $200.0 million and net proceeds of approximately $195.2 million, after $4 million in commissions to the Mangers and $0.8 million in other offering costs. The Company intends to use the net proceeds for general corporate purposes.

Note 15 - Subsequent Events
Employee Stock Purchase Plan
In April 2025, the Compensation Committee approved the termination of the Employee Stock Purchase Plan ("ESPP"), which was effective immediately. There were no shares purchased under the ESPP during the three months ended March 30, 2025.

Inducement Award Plan

In May 2025, the Board of Directors adopted the 2025 Inducement Award Plan (the “Inducement Plan”) and reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance stock units, and other awards. Each award under the Inducement Plan is intended to qualify under Section 303A.08 of the New York Stock Exchange Company Listed Manual as a material employment inducement grant or as a limited exemption applicable to awards in the context of qualifying corporate acquisitions or mergers.

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
During and prior to fiscal 2024, we designed, manufactured and sold radio-frequency (RF) devices. As discussed more fully in Note 2, “Discontinued Operations,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we completed the sale of certain assets comprising our former RF product line (the RF Business Divestiture) in the second quarter of fiscal 2024.
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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials, device products in the power markets and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of our respective markets. These uncertainties make demand difficult to forecast for us and our customers. Recently, we and other semiconductor companies have been experiencing softening demand for our products. We continue to experience increased mid- and long-term demand for our power products designed for electrical vehicle applications, though at a slower pace than initially expected. We believe that this reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing the growing global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods.
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
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, geopolitical, economic and regulatory environment in the countries where we do business. We continue to monitor the recent changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries. The degree to which such tariffs and other related actions impact our business, financial condition and results of operations will depend on future developments, which are uncertain. Changes in trade policy, such as the imposition or expansion of tariffs or export bans to specific customers or countries, could reduce or limit demand for, or increase the cost of production of, our products in certain markets.
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
Overview of the nine months ended March 30, 2025
The following is a summary of our continuing operations financial results as of and for the nine months ended March 30, 2025 compared to the nine months ended March 31, 2024, unless otherwise stated.
•Our year-over-year revenue decreased ($45.9) million to $560.6 million, primarily driven by weaker demand for applications serving the industrial and energy end markets, partially offset by continued growth from our automotive products.
•Gross margin decreased to (17.1)% from 12.4%. Gross margin includes the impacts of underutilization costs primarily in connection with the start of production at the Mohawk Valley Fab and restructuring and closure-related costs associated with the Durham Fab.
•Operating loss was $747.6 million compared to $299.4 million.
•Diluted loss per share was $6.88 compared to $3.18.
•Combined cash, cash equivalents and short-term investments was $1,329.6 million at March 30, 2025 and $2,174.6 million at June 30, 2024.
•Long-term debt, net was $6,511.8 million at March 30, 2025 and $6,161.1 million at June 30, 2024.

•Cash used in operating activities was $469.2 million compared to $431.8 million.
•Purchases of property and equipment, net were $820.9 million (net of $238.6 million in reimbursements) compared to $1,451.3 million (net of $178.4 million in reimbursements), primarily due to a planned decrease in capital expenditures and our initial receipt of Section 48D Advanced Manufacturing Investment Credits (AMIC) refundable tax credits, both related to our expansion initiatives.
•Design-wins and design-ins decreased for the nine months ended March 30, 2025 compared to the same period ended March 31, 2024. Design-wins for the third quarter of fiscal 2025 were the second highest in company history, as customers begin to ramp previously reported design-ins, although at a lower ramp rate than initially expected
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. We are currently focused on three key priorities designed to put us on a path toward long-term growth and profitability:
•improving the financial performance of the company
•taking aggressive steps to strengthen our balance sheet
•deploying cost-efficient capital to support our growth plan
We believe these efforts will support our goals of delivering long-term growth and profitability, while enabling us to continue to invest in our business to further develop the technologies and accelerate the growth opportunities of silicon carbide materials and silicon carbide power devices and modules.
In addition, we are focused on continuous improvement in the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. We have significantly improved yields and expect to continue to improve yields as we transition additional device production to the Mohawk Valley Fab, where we have consistently realized quarterly yield improvements during fiscal 2025.
During the first quarter of fiscal 2025, we initiated a headcount reduction and facility consolidation plan (the 2025 Restructuring Plan), intended to further optimize our cost structure as we accelerate our transition from 150mm to 200mm silicon carbide devices. We have made targeted adjustments to the 2025 Restructuring Plan as we identify additional opportunities to optimize our cost structure while continuing to support future growth and meet long-term demand. Refer to Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional discussion of the financial impact of these activities.
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand. We incurred approximately $0.8 billion of net capital investment for the nine months ended March 30, 2025 and expect to incur an additional $0.2 billion of net capital investment during the fourth quarter of fiscal 2025. Our net capital investment during fiscal 2025 includes approximately $0.2 billion of incentives received for eligible expenditures, primarily under the AMIC refundable tax credits, as further discussed in Note 1, "Basis of Presentation".
Our major expansion projects at the Mohawk Valley Fab and Siler City, NC facility are approaching substantial completion. Consequently, we expect gross capital investment to decrease significantly, to approximately $0.2 billion in fiscal 2026. We also expect to receive an additional $0.6 billion of incentives primarily related to the AMIC refundable tax credits, during fiscal 2026.

Fiscal Quarters
Our fiscal quarters end on the last Sunday of the month in September, December, March and June. Each fiscal quarter is generally 13 weeks as part of a 52-week fiscal year. Occasionally, we have a 53-week fiscal year, and in those instances, one quarter within the fiscal year is comprised of 14 weeks instead of 13 weeks.
Fiscal 2025 is a 52-week fiscal year. Fiscal 2024 was a 53-week fiscal year, and the second quarter of fiscal 2024 was a 14-week fiscal quarter.
Results of Operations
Selected consolidated statements of operations data for the three and nine months ended March 30, 2025 and March 31, 2024 were as follows:

	Three months ended				Nine months ended
	March 30, 2025		March 31, 2024		March 30, 2025		March 31, 2024
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$185.4	100.0%	$200.7	100.0%	$560.6	100.0%	$606.5	100.0%
Cost of revenue, net	207.9	112.1%	178.2	88.8%	656.5	117.1%	531.5	87.6%
Gross (loss) profit	(22.5)	(12.1)%	22.5	11.2%	(95.9)	(17.1)%	75.0	12.4%
Research and development	42.2	22.8%	52.5	26.2%	137.5	24.5%	141.9	23.4%
Sales, general and administrative	41.1	22.2%	55.8	27.8%	154.4	27.5%	184.8	30.5%
Factory start-up costs	23.5	12.7%	14.4	7.2%	66.0	11.8%	33.3	5.5%
Amortization of acquisition-related intangibles	0.3	0.2%	0.3	0.1%	0.9	0.2%	0.9	0.1%
Loss on disposal or impairment of long-lived assets	31.1	16.8%	0.6	0.3%	157.5	28.1%	1.0	0.2%
Other operating expense	33.8	18.2%	5.3	2.6%	135.4	24.2%	12.5	2.1%
Operating loss	(194.5)	(104.9)%	(106.4)	(53.0)%	(747.6)	(133.4)%	(299.4)	(49.4)%
Non-operating expense, net	90.9	49.0%	42.4	21.1%	191.9	34.2%	98.7	16.3%
Loss before income taxes	(285.4)	(153.9)%	(148.8)	(74.1)%	(939.5)	(167.6)%	(398.1)	(65.6)%
Income tax expense	0.1	0.1%	0.1	—%	0.4	0.1%	0.6	0.1%
Net loss from continuing operations	(285.5)	(154.0)%	(148.9)	(74.2)%	(939.9)	(167.7)%	(398.7)	(65.7)%
Net loss from discontinued operations	—	—%	—	—%	—	—%	(290.6)	(47.9)%
Net loss	($285.5)	(154.0)%	($148.9)	(74.2)%	($939.9)	(167.7)%	($689.3)	(113.7)%

Basic and diluted loss per share
Continuing operations	($1.86)		($1.18)		($6.88)		($3.18)
Discontinued operations	—		—		—		(2.32)

Revenue

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Power Products	$107.5	$102.1	$5.4	5%	$295.4	$311.0	($15.6)	(5)%
Materials Products	$77.9	$98.6	($20.7)	(21)%	$265.2	$295.5	($30.3)	(10)%
Revenue	$185.4	$200.7	($15.3)	(8)%	$560.6	$606.5	($45.9)	(8)%
Net sales for the three and nine months ended March 30, 2025 were down 8% compared to the same periods in 2024.
•Net sales of our Power Product offerings were primarily impacted by ongoing weakness in the industrial and energy end market. This decrease has been primarily offset by growth in demand for automotive applications, though we are continuing to experience slower growth for automotive applications than we previously expected.
•Net sales of our Materials Product offerings were primarily impacted by weaker end market demand that has resulted in some of our customers adjusting the timing and size of their orders.

Gross Profit and Gross Margin

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Gross (loss) profit	($22.5)	$22.5	($45.0)	(200)%	($95.9)	$75.0	($170.9)	(228)%
Gross margin	(12.1)%	11.2%			(17.1)%	12.4%
The primary drivers of the decrease in gross profit and gross margin for the three and nine months ended March 30, 2025 compared to the same periods in 2024 included:
•$16.8 million and $82.5 million, respectively, of costs in connection with the 2025 Restructuring Plan as discussed in Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
•Unfavorable changes in product mix driven by (1) a decrease in the percent of total net sales attributable to our higher-margin Materials Products offerings and (2) an increase in the percent of Power Product net sales attributable to lower margin automotive applications, due to ongoing weakness in the industrial & energy end market. Production capacity in the Durham fab has shifted from industrial and energy products to automotive products, which have a higher production cost in that fab.
The gross margin impact of the above items was partially offset by slightly lower underutilization costs due to the timing of the Mohawk Valley Fab ramp. We incurred $26.3 million and $81.6 million for the three and nine months ended March 30, 2025, respectively, of underutilization costs in connection with the start of production at our Mohawk Valley Fab. Underutilization costs were $30.4 million and $100.4 million for the three and nine months ended March 31, 2024, respectively.
Research and Development

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Research and development	$42.2	$52.5	($10.3)	(20)%	$137.5	$141.9	($4.4)	(3)%
Percent of revenue	23%	26%			25%	23%
The decrease in research and development expenses for the three and nine months ended March 30, 2025 as compared to the three and nine months ended March 31, 2024 was primarily due to a decrease in salary and benefits costs related to lower headcount and lower material costs from a planned decrease in research and development wafer starts associated with product transfers and technology qualifications related to the Mohawk Valley Fab ramp.
Sales, General and Administrative

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Sales, general and administrative	$41.1	$55.8	($14.7)	(26)%	$154.4	$184.8	($30.4)	(16)%
Percent of revenue	22%	28%			28%	30%
The decrease in sales, general and administrative expenses for the three and nine months ended March 30, 2025 as compared to the three and nine months ended March 31, 2024 was primarily driven by a reduction in salaries related to planned decreases in headcount and variable compensation costs of approximately $9.9 million and $24.0 million, respectively. Outside services spending also decreased by $2.8 million and $6.5 million for the three and nine months ended March 30, 2025, respectively, as compared to the same periods in fiscal 2024 as a result of our recent efforts to optimize our cost structure.

Factory Start-up Costs

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Factory start-up costs	$23.5	$14.4	$9.1	63%	$66.0	$33.3	$32.7	98%
Start-up costs increased for the three and nine months ended March 30, 2025 as compared to the three and nine months ended March 31, 2024 due to increased costs incurred in connection with the construction of our materials manufacturing facility in Siler City, North Carolina. These costs are expected to be minimal once the facility begins to ramp production.
Loss on Disposal or Impairment of Long-Lived Assets

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Loss on disposal or impairment of long-lived assets	$31.1	$0.6	$30.5	5,083%	$157.5	$1.0	$156.5	15,650%
Loss on disposal or impairment of long-lived assets primarily includes the write-offs of fixed assets, as well as the write-offs of impaired or abandoned patents, partially offset by proceeds from asset sales. Loss on disposal or impairment of long-lived assets for the three and nine months ended March 30, 2025 consist of impairments of abandoned facility-related assets totaling $155.2 million related to the 2025 Restructuring Plan as discussed in Note 13, "Restructuring," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Other Operating Expense

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Legal settlements	17.0	—	17.0	100%	17.0	—	17.0	100%
Restructuring and other exit costs	10.0	$—	$10.0	100%	95.0	$—	95.0	100%
Project, transformation and transaction costs	6.8	$5.3	$1.5	28%	20.6	$12.5	8.1	65%
Executive severance costs	—	—	—	—%	1.4	$—	1.4	100%
Other	—	—	—	—%	1.4	—	1.4	100%
Other operating expense	$33.8	$5.3	$28.5	538%	$135.4	$12.5	$122.9	983%
The increase in Other Operating Expenses during the three and nine months ended March 30, 2025 compared to the three and nine months ended March 31, 2024 was primarily driven by costs related to the 2025 Restructuring Plan. Additionally, during the third quarter of fiscal 2025, we agreed to settle several ongoing legal matters and recognized the associated financial statement impact of those settlements in Other Operating Expense.
Refer to Note 13, "Restructuring," in Part I, Item 1 of this Quarterly Report for more information on Restructuring and Other Exit Costs. Refer to Note 5, "Commitments and Contingencies," in Part I, Item 1 of this Quarterly Report for more information on our accounting for contingent losses.

Non-Operating Expense, net

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Interest income	($19.4)	($30.1)	$10.7	(36)%	($58.6)	($108.9)	$50.3	(46)%
Interest expense, net of capitalized interest	85.4	59.5	25.9	44%	230.4	185.5	44.9	24%
Loss on customs matter	—	7.7	(7.7)	(100)%	—	7.7	(7.7)	(100)%
Loss on Wafer Supply Agreement	—	6.9	(6.9)	(100)%	9.2	20.4	(11.2)	(55)%
Unrealized loss (gain) on equity investment	24.9	(1.9)	26.8	(1,411)%	9.2	(7.3)	16.5	(226)%
Other expense, net	—	0.3	(0.3)	(100)%	1.7	1.3	0.4	31%
Non-operating expense, net	$90.9	$42.4	$48.5	114%	$191.9	$98.7	$93.2	94%
Interest income. The decrease in interest income for the three and nine months ended March 30, 2025 as compared to the three and nine months ended March 31, 2024 was primarily due to lower short-term investment balances and a lower interest rate environment.
Interest expense, net of capitalized interest. The increase in interest expense for the three and nine months ended March 30, 2025 as compared to the three and nine months ended March 31, 2024 was primarily due to higher average debt outstanding and a higher average borrowing rate, offset, in part, by increased interest capitalization in the three and nine months ended March 30, 2025. Refer to Note 9 "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for the summary of outstanding debt.
Income Tax Expense

	Three months ended				Nine months ended
(in millions of U.S. Dollars)	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
Income tax expense	$0.1	$0.1	$—	—%	$0.4	$0.6	($0.2)	(33)%
Effective tax rate	—%	—%			—%	—%
The change in our effective tax rate for the three and nine months ended March 30, 2025 compared to the three and nine months ended March 31, 2024 was immaterial.
In general, the variation between our effective income tax rate and the current U.S. statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets, (ii) income derived from international locations with differing tax rates than the U.S., and (iii) tax credits generated.

Liquidity and Capital Resources
Overview
We require cash to fund our operating expenses, debt service costs, working capital requirements and capital expenditures, including the purchase of goods and services in the ordinary course of business such as raw materials, supplies and capital equipment, as well as outlays for research and development, strategic acquisitions and investments. We expect to need additional funding to fully complete all of our intended capacity expansions. Further, we may need to reduce capital expenditures and/or take other steps to preserve working capital in the future in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants. Our principal sources of liquidity are cash on hand and marketable securities.
In the second quarter of fiscal 2025, we filed a shelf registration statement on Form S-3 to register for possible future sale shares of our common stock. The registration statement became automatically effective upon filing with the SEC on December 9, 2024. Under this shelf registration statement, we implemented an at-the-market program (the ATM Program) as described in the prospectus supplement filed with the SEC on December 9, 2024. As discussed further in Note 14, "Shareholders' Equity", the ATM Program was conducted pursuant to an equity distribution agreement (the Equity Distribution Agreement) with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the Managers). The ATM Program concluded on January 14, 2025, and we completed the sale of approximately 27.8 million additional shares of common stock for total gross proceeds of approximately $200.0 million and net proceeds of approximately $195.2 million, after $4 million in commissions to the Managers and $0.8 million in other offering costs. As discussed in Note 9 "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we also obtained additional funding of $250.0 million through the issuance of additional 2030 Senior Notes, and expect to pursue additional funding through debt refinancing (which may involve refinancing, modifying or retiring some of our existing debt), equity offerings or other non-debt capital sources.

In the third quarter of fiscal 2025, we received an initial federal cash tax refund of $186.5 million for the AMIC claimed under Section 48D of the Internal Revenue Code, related to capital projects included in fiscal 2023 and fiscal 2024 tax returns.

As described above and in Note 1, “Basis of Presentation and New Accounting Standards – Liquidity,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have a significant amount of outstanding indebtedness and have engaged external advisors to assist with the evaluation of a number of strategic alternatives, including a potential out-of-court or in-court capital restructuring. These alternatives include, but are not limited to, restructuring, refinancing or amending our existing debt, seeking new financing or pursuing asset sales to bolster liquidity. No definitive terms have been agreed upon to date and there can be no assurance that we will reach an agreement or successfully complete a transaction in a timely manner or at all. Any restructuring or other transaction is expected to be costly, would likely be substantially dilutive to our existing shareholders, and would likely limit our ability to utilize our net operating loss carry forwards (and/or other nonrefundable tax attributes). Our ability to generate and monetize certain refundable tax credits, such as the AMIC, is not anticipated to be limited as a result of any potential strategic alternatives being pursued.

While we consider these strategic alternatives, we retain sufficient liquidity in the near term, with approximately $1,329.6 million of unrestricted cash and cash equivalents and short-term investments on its unaudited consolidated balance sheet as of March 30, 2025, compared to scheduled debt repayments and debt service costs of $575 million and $322 million, respectively, over the next 12 months. We also plan to submit for approximately $600 million in cash tax refunds related to the amounts eligible for reimbursement under the AMIC over the next 12 months.

We expect that our current operating forecast over the next 12 months will allow us to maintain operations and meet our obligations to customers, vendors and employees in the ordinary course of business. However, due to our ongoing consideration of an in-court restructuring that would result in an event of default during the implementation of that potential solution, management has concluded that there is substantial doubt about our ability to continue as a going concern as of the issuance date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, in accordance with the requirements of ASC 205-40, “Presentation of Financial Statements – Going Concern.”

Sources of Liquidity
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	March 30, 2025	June 30, 2024	Change
Cash and cash equivalents	$730.2	$1,045.9	($315.7)
Short-term investments	599.4	1,128.7	(529.3)
Total cash, cash equivalents and short-term investments	$1,329.6	$2,174.6	($845.0)
The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable and inventories, partially reduced by accounts payable and accrued expenses.
In the first quarter of fiscal 2024, we entered into the Unsecured Customer Refundable Deposit Agreement (the CRD Agreement) with Renesas Electronics America Inc. (Renesas America), pursuant to which Renesas America agreed to provide us up to $2.0 billion in unsecured deposits, subject to certain conditions. We received an initial deposit of $1.0 billion in the first quarter of fiscal 2024, a second deposit of $500.0 million in the third quarter of fiscal 2024 and the third and final deposit in the fourth quarter of fiscal 2024. As discussed in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we entered into an amendment to the CRD Agreement in October 2024 to permit us to pay the accrued interest on the outstanding loans payable on the last business day of each of December 2024 and June 2025 by adding those amounts to the outstanding principal amount of the loans rather than in cash, reducing our expected cash interest payments in fiscal 2025 by approximately $120.0 million.
As also discussed in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, in the second quarter of fiscal 2025, we issued an additional $250.0 million aggregate principal amount of 2030 Senior Notes. The 2030 Senior Notes Indenture permits us to issue additional tranches up to $500.0 million subject to certain conditions. We are required to maintain a minimum amount of at least $630.0 million in unrestricted cash and permitted investments as of the last day of any calendar month through March 31, 2025 and at least $750.0 million beginning on April 1, 2025, which amount will be reduced over time upon the fulfillment of certain conditions.
All of our short-term investments had investment grade ratings, and any such investments that were in an unrealized loss position at March 30, 2025 were in such position due to interest rate changes, sector credit rating changes or company-specific rating changes. We evaluate our short-term investments for expected credit losses. We believe we are able and intend to hold each of the investments held with an unrealized loss as of March 30, 2025 until the investments fully recover in market value. No allowance for credit losses was recorded as of March 30, 2025.
We also continue to actively pursue opportunities for federal funding, including but not limited to awards that may be made available through the CHIPS Act or other programs, including the recently established US Investment Accelerator Office ("federal funding opportunities").
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
Expected Uses of Liquidity
We believe we have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand. The initial phase of our major expansion projects at the Mohawk Valley Fab and Siler City, NC facility are approaching substantial completion. Consequently, we expect gross capital investment to decrease significantly, to approximately $0.2 billion in fiscal 2026. We also expect to receive an additional $0.6 billion of incentives primarily related to the AMIC refundable tax credits, during fiscal 2026. As such, our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase.

We have take-or-pay supplier agreements that require a minimum of $209.9 million of purchases over the next five years and a commitment to provide quarterly capacity reservation deposits with a remaining total of $7.1 million, as outlined further in Note 5, "Commitments and Contingencies," to our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
As mentioned above, considering the significant amount of our outstanding indebtedness, we have engaged advisors to assist with the evaluation of a number of potential out-of-court and in-court strategic alternatives, including, but not limited to, restructuring, refinancing or amending our existing debt, seeking new financing or pursuing asset sales to bolster liquidity.

Cash Flows
In summary, our cash flows were as follows:

	Nine months ended
in millions of U.S. Dollars	March 30, 2025	March 31, 2024	Change
Net cash used in operating activities of continuing operations	($469.2)	($431.8)	($37.4)	(9)%
Net cash used in investing activities of continuing operations	(254.5)	(1,571.4)	1,316.9	84%
Net cash provided by financing activities of continuing operations	407.9	1,446.1	(1,038.2)	(72)%
Effects of foreign exchange changes on cash and cash equivalents	0.1	(0.1)	0.2	200%
Cash used in discontinued operations	$—	($57.4)	57.4	100%
Net change in cash and cash equivalents	($315.7)	($614.6)	$298.9	49%
Cash Flows from Operating Activities
Net cash used in operating activities of continuing operations increased due to higher interest payments on our long-term debt and payments under the 2025 Restructuring Plan, offset in part by reductions in personnel costs and other variable spend due to our 2025 Restructuring Plan and related cost optimization efforts.
Cash Flows from Investing Activities
Our investing activities of continuing operations primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements under various federal, state, and local incentive programs.
Cash used in investing activities of continuing operations decreased primarily due to decreases in net purchases of short-term investments of $761.1 million and in net property and equipment purchases of $630.4 million. The decrease in net property and equipment purchases was driven by lower capital expenditures associated with our ongoing expansion projects and the receipt of cash tax refunds as discussed in Note 1 - "Basis of Presentation and New Accounting Standards," in our unaudited financial statements in Part I, Item 1 of this Quarterly Report.
Cash Flows from Financing Activities
For the nine months ended March 30, 2025, cash provided by financing activities primarily consisted of proceeds of $240 million from the issuance of additional 2030 Senior Notes, net proceeds of $203.9 million from issuances of common stock primarily related to our ATM Program and a $10.0 million refund of escrow deposit, partially offset by $40.2 million of debt issuance costs and $3.9 million in tax withholdings on vested equity awards. For the nine months ended March 31, 2024, we had proceeds of $1.5 billion primarily related to borrowings under our CRD Agreement during fiscal 2024 and $10.9 million from the issuance of common stock. These proceeds were partially offset by payments of $46 million for debt issuance costs and $17.5 million in tax withholdings on vested equity awards.
Off-Balance Sheet Arrangements
As of March 30, 2025, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
In connection with the RF Business Divestiture, we acquired shares of MACOM common stock (the MACOM Shares), which had a market value of approximately $70.1 million as of March 30, 2025 based on the closing price of MACOM common stock on March 28, 2025, the last trading day of the third fiscal quarter. If quoted market values on MACOM's common stock were to hypothetically decrease 10%, the fair value of the MACOM Shares would decrease by $7.0 million at March 30, 2025.
For additional quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K. There have been no other material changes to the amounts presented therein.
Item 4.     Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ended March 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the third quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk categories and certain principal risks under each category include (each described more fully below):
–Risks related to our global operations, including global macroeconomic and market risks
•Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability, or our customers' or suppliers' ability, to access funding, and trade tariffs and trade restrictions.
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
–Risks associated with our capital structure
•Negotiations with our lenders may result in an in-court debt restructuring, and the contemplation of an in-court solution raises substantial doubt about our ability to continue as a going concern.
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
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news, higher interest rates and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including as a result of the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, as well as tariff policies announced by the Trump administration and ongoing trade tensions between certain countries including the United States and China, which has impacted and could continue to impact demand for our products. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
In April 2025, the Trump administration announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. While most of the proposed reciprocal tariffs were subsequently suspended for a 90-day period, the Trump administration has announced tariffs of 145% or more on Chinese imports, potentially subject to certain exceptions, prompting announcements of retaliatory tariffs by China on goods from the United States. General trade tensions between the United States and China continue, and any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the United States and European countries. Resulting changes in United States trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflicts between Russia and Ukraine and in the Middle East continue for a prolonged period of time, or if other countries, including the United States, become involved in these conflicts, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.
Although we believe we have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete all of our intended expansion initiatives, which we may seek to obtain through, among other avenues, federal funding opportunities, equity offerings or other non-debt funding sources, and debt financings (which may involve retiring, refinancing or modifying some of our existing debt). If unfavorable capital market conditions exist, we may not be able to raise sufficient capital or restructure or refinance our outstanding convertible notes on favorable terms and on a timely basis, if at all, which would impact our ability to access federal funding and/or raise additional capital. As discussed in Note 14, "Shareholders' Equity," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, we sold 27.8 million shares of common stock under the ATM Program, and if we further issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing would become more expensive and could have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

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
•tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules, such as tariffs announced by the Trump administration and retaliatory tariffs implemented by other countries in response and the additional customs duties incurred in fiscal 2024 related to our former Lighting Products business unit;
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

For example, the Trump administration has announced an aggressive policy for implementing tariffs, including a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. While most of the proposed reciprocal tariffs were subsequently suspended for a 90-day period, the United States has imposed significant tariffs on Chinese-made goods and President Trump announced that he will impose additional significant tariffs on goods from China, among other potential tariffs against U.S. trading partners such as Mexico and Canada. The tariffs imposed on Chinese goods, among other potential countries and any corresponding tariffs from China or such other countries in response has, and may in the future, negatively impact demand and/or increase the costs for our products. The volatility and unpredictability of international trade policies and conditions in the current political and international economic environment add further complexity to our operations, making it challenging to forecast and plan effectively. Government incentives may include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to us due to our foreign operations. Any of these incentives could be reduced or eliminated by governmental authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives provided for our operations could adversely affect our business and results of operations. These same governments also may provide increased incentives to or require production processes that favor local companies, which could further negatively impact our business and results of operations.

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result under the Trump administration, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
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
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:
•complete comprehensive due diligence, negotiate and finalize award documentation for federal funding opportunities;
•access capital markets to fund our growth initiatives and to satisfy expected terms of potential federal funding opportunities;
•complete a restructuring or other transaction to address our outstanding indebtedness;
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
•receive the expected benefits from the refundable AMIC under Section 48D of the Internal Revenue Code;
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
If we receive government incentives through federal funding opportunities, or through state and local grants, the restrictions and operational requirements that are associated with such grants would add complexity to our operations and increase our costs. For example, we have signed a non-binding preliminary memorandum of terms (PMT) with the Department of Commerce relating to proposed funding under the CHIPS Act to support expansion of our new facilities in North Carolina and New York. The terms for awards of funding under the PMT are preliminary and are subject to a comprehensive due diligence process and continued negotiations. There is uncertainty whether any grant approved by the recently established US Investment Accelerator office within the Department of Commerce will be on the same or similar terms as the PMT. There can be no assurance that we will conclude grant negotiations or receive the full amount of federal funding set forth in the PMT, if at all. Our failure to conclude definitive agreements for any reason or to meet operational or financial milestones required to receive final awards could make it more difficult to maintain our liquidity requirements and could create a negative perception or reputational concern with respect to us and our business. In addition, there is uncertainty regarding the impact of the Trump administration's policies with respect to the semiconductor industry and government funding, tax credits and tariffs. Any of the above factors could have a material adverse effect on our business, results of operations or financial condition.
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

Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or if we fail to forecast demand decreases or changes accurately, we may experience a mismatch between current product demand and manufactured product mix, adversely impacting our results, including due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in fiscal 2024 and the first three quarters of fiscal 2025, we and other semiconductor companies experienced and have continued to experience softer demand for our products than expected. In response, we adjusted our production mix in our North Carolina fab to manufacture power products for automotive applications, which have higher unit costs in this fab. Changes in product demand from our customers' forecasts may also cause variability in our supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
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
We face risks relating to our suppliers, including that we rely on a number of key sole source and limited source suppliers, are subject to high price volatility on certain commodity inputs, including as a result of tariffs, variations in parts quality, and raw material consistency and availability, and rely on independent shipping companies for delivery of our products.
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
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on customer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), a failure to maintain the quality of our products (whether perceived or real), the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. Similarly, customers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers, the investment community and other parties with respect to our liquidity and long-term business prospects. Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
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
•any required payments of indemnification obligations under the RF Purchase Agreement for retained liabilities and breaches of representations, warranties or covenants; and
•our failure to realize the full purchase price anticipated under the RF Purchase Agreement, including due to fluctuations in the market price of MACOM’s common stock before we are able to sell the shares received as partial consideration for the RF Business (the MACOM Shares) following MACOM's assumption of control of our 100mm GaN wafer fabrication facility in Research Triangle Park, North Carolina, approximately two years following the closing of the transaction (the RTP Fab Transfer) and/or the forfeiture of one-quarter of the MACOM Shares in the event that the RTP Fab Transfer is not completed within four years following the closing of the transaction.
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

Risks associated with our capital structure

Negotiations with our lenders may result in an in-court debt restructuring, and the contemplation of an in-court solution raises substantial doubt about our ability to continue as a going concern.

As of March 30, 2025, we had approximately $6.5 billion of debt obligations, as further discussed in Note 9 "Long-term Debt" in our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. Considering the significant amount of our outstanding indebtedness and related debt service expense, we have engaged external advisors to assist with the evaluation of a number of strategic alternatives, including a potential out-of-court or in-court capital restructuring. These alternatives include, but are not limited to, restructuring, refinancing or amending our existing debt, seeking new financing or pursuing asset sales to bolster liquidity. We have actively engaged in discussions and negotiations with certain holders of our indebtedness regarding the terms of a potential restructuring with a goal of not impacting our customers, vendors and employees in the ordinary course of business. These discussions and negotiations are ongoing and the terms of any potential restructuring have not been agreed upon by the parties. Notwithstanding our efforts, there can be no assurance that we will reach an agreement on acceptable terms and conditions with respect to a restructuring or other transaction in a timely manner or at all. Any restructuring or other transaction will likely be subject to a number of conditions, many of which will be outside of our control, including market and economic conditions and the agreement of the various holders of our indebtedness. Furthermore, any restructuring or other transaction. to which we may agree, may be conditioned on a requirement that the transaction be implemented through an in-court solution. There can be no assurance that we will pursue such a transaction or successfully complete a restructuring or other transaction. In addition, while we can make no assurances on what the terms of a restructuring or other transaction would be or what, if anything, our existing debt and equity holders would receive in any restructuring or other transaction and the value of our debt and equity following the consummation of any restructuring or other transaction, any restructuring or other transaction is expected to be costly, would likely be substantially dilutive to our existing shareholders and would likely limit our ability to utilize our net operating loss carry forwards (and/or other nonrefundable tax attributes).

While we consider these strategic alternatives, we retain sufficient liquidity, with approximately $1,329.6 million of unrestricted cash and cash equivalents and short-term investments on our unaudited consolidated balance sheet as of March 30, 2025, compared to scheduled debt repayments and debt service costs of $575 million and $322 million, respectively, over the next 12 months. We also plan to submit for approximately $600 million in cash tax refunds related to the amounts eligible for reimbursement under the AMIC over the next 12 months.

We expect that our current operating forecast over the next 12 months will allow us to maintain operations and meet our obligations to customers, vendors and employees in the ordinary course of business. However, due to our ongoing consideration of an in-court restructuring that would result in an event of default during the implementation of that potential solution, management has concluded that there is substantial doubt about our ability to continue as a going concern as of the issuance date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

The reaction of investors to our potential inability to continue as a going concern could have a material adverse effect on the market price of our common stock. This could, among other things, adversely impact our ability to use our equity for strategic, financing or other purposes. Additionally, the perception that we may not be able to continue as a going concern may cause existing or prospective customers, vendors and other counterparties to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations and continue operating our business without interruption.

In addition, any in-court solution would subject us to risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and liquidity, including, but not limited to, by causing increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, vendors and other counterparties; increased difficulty retaining and motivating employees, as well as attracting new employees; diversion of management’s time and attention to dealing with the in-court solution and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with any in-court solution; and loss of ability to obtain sufficient financing sources for operations or to fund any restructuring plan and meet future obligations. We may also become subject to risks and uncertainties caused by the actions of holders of our indebtedness and other third parties who have interests that may be inconsistent with our plans. Furthermore, in any in-court solution, there are risks of delay with the confirmation of the restructuring plan and there are risks of objections from certain stakeholders that could further delay the process and potentially cause an in-court solution to be rejected by the court. Any material delay in the confirmation of an in-court solution would not only add substantial expense and uncertainty to the process, but could materially adversely affect our operations and there is no assurance that any in-court solution will be consummated.

In addition, the New York Stock Exchange may take action to delist our common stock in connection with an in-court solution. Any action by the New York Stock Exchange to delist, or the delisting of, our common stock could, among other things, reduce the liquidity of our common stock, detrimentally affect the market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, and impair our ability to incentivize key personnel through equity-based compensation or to use our equity for strategic, financing or other purposes.
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
As of March 30, 2025, our indebtedness consisted of $575.0 million aggregate principal amount of our 2026 Notes, $750.0 million aggregate principal amount of our 0.25% convertible senior notes due February 15, 2028 (the 2028 Notes), $1,750.0 million aggregate principal amount of our 1.875% convertible senior notes due December 1, 2029 (the 2029 Notes, and together with the 2026 Notes and the 2028 Notes, the Outstanding Convertible Notes) and $1,513.5 million aggregate principal amount of 2030 Senior Notes and an aggregate principal amount of $2,062.0 million of deposits under the CRD Agreement with Renesas America. As discussed in Note 9, "Long-term Debt," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report, on October 15, 2024, we entered into the 2030 Senior Notes Indenture which amends certain terms and conditions of the 2030 Senior Notes and permits us to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions. On October 22, 2024, we issued an additional $250.0 million of 2030 Senior Notes.
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

Our ability to pay interest and repay the principal for or to refinance any outstanding indebtedness under the Outstanding Convertible Notes, the 2030 Senior Notes and the CRD Agreement is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and/or raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that we will be able to manage any of these risks successfully and we may be unable to refinance our outstanding indebtedness on terms satisfactory to us, or at all. Such financing and other potential financings could result in substantial dilution to shareholders, and could result in the reduction in the trading price of our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information and such attempts may increase in terms of frequency and severity in light of the sanctions imposed on Russia in response to its invasion of Ukraine. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, ransomware, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs and is usually not recognized until after it has occurred. We might be unaware of any such access or unable to determine its magnitude and effects. We are also at risk of security breaches and disruptions occurring at third parties that we work with, including our customers and suppliers. To date, we do not believe that such unauthorized access to these systems has caused us any material damage. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position, result in a loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damage caused by the incident, divert management's attention and other resources, and reduce the value of our investment in research and development. In addition, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
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
We are often involved in litigation, primarily patent litigation, such as our patent dispute with The Trustees of Purdue University that was settled during the third quarter of fiscal 2025, and we and certain current and former executive officers were named as defendants in multiple securities class action lawsuits regarding past public disclosures, each as discussed further in Note 5, "Commitments and Contingencies," in our unaudited financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
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

Risks related to legal, regulatory, accounting, tax and compliance matters
We and certain of our current and former executive officers have been named as defendants in a securities class action lawsuit. This lawsuit may require significant management time and attention and result in significant legal expenses, which could materially adversely affect our results and financial condition.
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
Goodwill and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a significant decline in our stock price and market capitalization and slower growth rates in our industry. For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. For example, during fiscal 2025, we recorded impairment charges related to abandoned assets of $155.2 million in connection with our 2025 Restructuring Plan, and in the first quarter of fiscal 2024, we recorded an impairment to assets held for sale associated with the then-pending RF Business Divestiture of $144.6 million. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other assets could adversely impact our results of operations.
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
•potential changes in tax laws or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example expiration or interpretations of the significant changes to the United States tax law included within the Tax Cuts and Jobs Act of 2017 (the TCJA);
•changes or recapture of available tax credits, including our eligibility for or the receipt of the expected benefits from refundable investment tax credits obtained under the AMIC;
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
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $2.59 to a high of $29.90 during the twelve months ended March 30, 2025. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions have caused, and may continue to cause changes in our stock price. In addition, competition in some of the markets we address such as electric vehicles or the industrial and energy markets, the ramp up of our business, and the effect of tariffs on our business, may have a dramatic effect on our stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans

During the fiscal quarter ended March 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
10.1*	Employment Agreement, dated March 27, 2025, between Wolfspeed Inc. and Robert Feurle		8-K	10.1	3/27/2025
10.2*	Bonus Plan for Fiscal Year 2025	X
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 formatted in Inline XBRL (included in Exhibit 101)	X

*Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

May 9, 2025

/s/ Neill P. Reynolds
Neill P. Reynolds
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Chief Accounting Officer)