Form 10-K
period 2025-06-29
WOLFSPEED, INC.
filed 2025-08-26
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 29, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,006,783,030 (based on the closing sale price of $7.29 per share).
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 20, 2025 was 156,471,999.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders to be held on or about December 16, 2025 are incorporated by reference into Part III.

WOLFSPEED, INC.
FORM 10-K
For the Fiscal Year Ended June 29, 2025

Forward-Looking Information
Information set forth in this Annual Report on Form 10-K (this "Annual Report") contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All information contained in this report relative to future markets for our products and trends in and anticipated levels of revenue, gross margins and expenses, the transactions contemplated by the Restructuring Support Agreement, our Chapter 11 plan of reorganization, and our Chapter 11 Cases (as defined below), our planned reincorporation from the State of North Carolina to the State of Delaware, the actions taken under the 2025 Restructuring Plan (as defined below) and the results therefrom, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report.

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
During and prior to fiscal 2024, we designed, manufactured and sold radio-frequency ("RF") devices. We completed the sale of certain assets comprising our former RF product line (the "RF Business") in the second quarter of fiscal 2024 (the "RF Business Divestiture"). Refer to Note 3, "Discontinued Operations," to our consolidated financial statements in Part II, Item 8 of this Annual Report for more information on the RF Business Divestiture.
The RF Business Divestiture represented a strategic shift that had a major effect on our operations and financial results. As a result, we have classified the results and cash flows of the RF product line as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows for all periods presented. Unless otherwise noted, discussion within this Annual Report to the consolidated financial statements relates to our continuing operations.
The majority of our products are manufactured at our production facilities located in North Carolina, New York and Arkansas. We also use contract manufacturers, some of which include captive lines, for certain products and aspects of product fabrication, assembly and packaging. We are constructing a new materials manufacturing facility in North Carolina, which the initial phase was substantially completed as of late fiscal 2025. We operate research and development facilities in North Carolina, Arkansas and New York.
Wolfspeed, Inc. is a North Carolina corporation established in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Item 8 of this Annual Report.
Chapter 11 Proceedings
Restructuring Support Agreement
On June 22, 2025, Wolfspeed and its wholly owned subsidiary, Wolfspeed Texas LLC (together with Wolfspeed, the "Debtors") entered into a Restructuring Support Agreement (together with all exhibits, annexes and schedules thereto, and as may be amended, supplemented or modified from time to time, the “Restructuring Support Agreement”) with:
i.certain holders of Wolfspeed's Senior Secured Notes due 2030 (the “Senior Secured Notes,” and such holders, the “Consenting Senior Secured Noteholders”);
ii.certain holders of Wolfspeed's 1.75% Convertible Senior Notes due 2026 (the "2026 Notes"), 0.25% Convertible Senior Notes due 2028 (the “2028 Notes”), and 1.875% Convertible Senior Notes due 2029 (the “2029 Notes”) (collectively, the “Convertible Notes,” and such holders, the “Consenting Convertible Noteholders,” and together with the Consenting Senior Secured Noteholders, the “Consenting Noteholders”); and
iii.Renesas Electronics America Inc ("Renesas," and together with the Consenting Noteholders, the "Consenting Creditors"), the holder of loans under that certain Unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023 (as amended to date, the "CRD Agreement").
We intend to substantially de-lever our capital structure on the terms set forth in the Restructuring Support Agreement through the joint plan of reorganization filed by the Debtors under Chapter 11 of the United States Bankruptcy Code (as may be amended, supplemented, or modified from time to time, the "Plan"). The specific terms underlying the Restructuring Support Agreement are further detailed in the Plan.

On June 30, 2025 (the "Petition Date") the Debtors filed voluntary petitions (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") to implement the Plan.
The following is a summary of the material terms of the transactions contemplated by the Restructuring Support Agreement and the Plan:
•Senior Secured Notes. Holders of Senior Secured Notes are expected to receive their pro rata share of (i) new senior secured notes (“New Senior Secured Notes”), which will have substantially similar terms to the existing Senior Secured Notes with certain modifications to reduce go-forward cash interest and minimum liquidity requirements, (ii) a payment from the redemption of $250 million in principal amount of existing Senior Secured Notes at a redemption price of 109.875% of the principal amount being redeemed (to be paid with the proceeds of the Rights Offering (as described below)), and (iii) certain commitment fees, subject to certain conditions.
•Convertible Notes. Holders of Convertible Notes are expected to receive their pro rata share of (i) rights to participate in the rights offering of new second-lien convertible notes (“New 2L Convertible Notes”) in the principal amount of $301.13 million, to be fully backstopped by certain holders of Wolfspeed's existing Convertible Notes, and the issuance of additional New 2L Convertible Notes in the principal amount of $30.25 million pursuant to a premium, as discussed in more detail below under the section titled “Backstop Commitment Agreement,” (ii) new second-lien notes in the principal amount of $296 million (“New 2L Takeback Notes”), and (iii) 56.3% of a new voting class of common equity interests of Wolfspeed (the “New Common Stock”) to be issued on the date on which the Plan becomes effective in accordance with its terms (the "Plan Effective Date"), subject to dilution from other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas (described below). Wolfspeed is expected to provide certain registration rights with respect to certain shares of the New Common Stock underlying the New 2L Convertible Notes to certain holders of the existing Convertible Notes.
•Renesas. Subject to certain regulatory approvals and conditions set forth in the Plan, Renesas is expected to receive or be entitled to certain economic benefits associated with (i) new second-lien convertible notes in the principal amount of $204 million, (ii) 38.7% (subject to claims reconciliation in the Chapter 11 Cases) of the New Common Stock as of the Plan Effective Date, subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 of the Bankruptcy Code ("Chapter 11") and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas, (iii) warrants to purchase 5% of the New Common Stock as of the Plan Effective Date (assuming conversion of convertible notes issued to Renesas and all New 2L Convertible Notes), and (iv) if certain regulatory approvals have not been obtained prior to the deadline described in the Restructuring Support Agreement, certain contingent consideration, including $15 million in cash (the “Reserve Cash”), additional New 2L Takeback Notes in a principal amount of $15 million (the “Additional New 2L Takeback Notes”), 2.0% of the New Common Stock as of the Plan Effective Date, subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas, and the right to a one-year extension of the exercise period of the warrants (the foregoing, collectively with the Reserve Cash, the Additional New 2L Takeback Notes, the “Contingent Consideration”). If certain regulatory approvals are obtained prior to the deadline described in the Restructuring Support Agreement and set forth in the Plan, Renesas will not be entitled to the Contingent Consideration and $10 million of the Reserve Cash will be remitted to or retained by Wolfspeed, $5 million of the Reserve Cash will be remitted to the holders of the Senior Secured Notes (on account of certain claims for commitment fees), the Additional New 2L Takeback Notes will not be issued, the 2.0% of the New Common Stock as of the Plan Effective Date will be distributed to the holders of existing equity interests (as discussed below), and the term of the warrants granted to Renesas will not be extended. Similar to the holders of existing Convertible Notes, Renesas will also be entitled to certain registration rights as set forth in the Restructuring Support Agreement.
•Unsecured Creditors. All other unsecured creditors are expected to be unimpaired and paid on the Plan Effective Date or in the ordinary course of business.
•Existing Equity Holders. Our existing equity interests will be cancelled, and existing equity holders are expected to receive their pro rata share of 3.0% or 5.0% of the New Common Stock as of the Plan Effective Date (depending on whether Renesas obtains certain regulatory approvals), subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas.

Consummation of the transactions contemplated by the Restructuring Support Agreement and the Plan is subject to, among other things, approval of the Plan by the Bankruptcy Court and the satisfaction or waiver of certain conditions set forth in the Plan. Accordingly, no assurance can be given that the transactions described therein will be consummated. Renesas’s receipt of regulatory approvals is not a condition precedent to the Plan Effective Date.
Backstop Commitment Agreement
On June 22, 2025, Wolfspeed entered into a Rights Offering Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the rights offering backstop parties (the “Backstop Parties”) and the rights offering holdback parties (the “Holdback Parties”) party thereto. Pursuant to the Backstop Commitment Agreement (and subject to the terms and conditions therein), Wolfspeed initiated a rights offering on August 14, 2025 as contemplated under the Restructuring Support Agreement through the issuance of the New 2L Convertible Notes in an aggregate principal amount of $301.13 million, which were or are being offered at a purchase price of 91.3242% of the principal amount thereof (the “Rights Offering”). Sixty percent of the Rights Offering (“Non-Holdback Rights Offering”) is being offered pro rata to all holders of Convertible Notes (the “Subscription Rights”) and the Backstop Parties have committed to purchase any unsubscribed portion of the Non-Holdback Rights Offering. The remaining 40% of the Rights Offering (“Holdback Rights Offering”) has been reserved for the Holdback Parties that have committed to purchasing their respective portions set forth in the Backstop Commitment Agreement. As consideration for the commitments by the Backstop Parties and Holdback Parties, the Backstop Parties and the Holdback Parties. will be issued on the Plan Effective Date, additional New 2L Convertible Notes in an aggregate principal amount of $30.25 million (the “Backstop Premium"), allocated ratably. If the Backstop Commitment Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of the Backstop Premium to the Backstop Parties and Holdback Parties on the earlier of the four months following the Petition Date or the effective date of an “Alternative Transaction” (as defined in the Backstop Commitment Agreement).
The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of certain conditions, including, among other things, that (i) the Bankruptcy Court shall have entered an order approving the Backstop Commitment Agreement and the disclosure statement relating to the Plan (the "Disclosure Statement") and confirming the Plan, (ii) the Plan Effective Date shall have occurred, and (iii) the Restructuring Support Agreement remains in full force and effect.
Senior Secured Notes Amendment
On June 23, 2025, Wolfspeed, the Subsidiary Guarantors (as defined under the A&R Indenture (as defined below)) and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), entered into that certain Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Amended and Restated Indenture, dated as of October 11, 2024, by and among Wolfspeed, the Subsidiary Guarantors party thereto from time to time, the Trustee and the Collateral Agent (as supplemented by the First Supplemental Indenture, dated as of October 22, 2024, the “A&R Indenture”), pursuant to which the parties thereto agreed to (i) release Wolfspeed Germany GmbH, a Subsidiary Guarantor, from its obligations under the Notes Documents (as defined under the A&R Indenture) and any related liens and (ii) exclude net proceeds of the sale of “Building 21” from the offer to repurchase requirement under the A&R Indenture.
Voluntary Petition
Subsequent to fiscal 2025 year-end, on the Petition Date, the Debtors filed voluntary petitions under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. On the Petition Date, the Debtors filed the Plan with the Bankruptcy Court. The Plan embodies the terms of, and transactions contemplated by, the Restructuring Support Agreement. On June 27, 2025, prior to commencing the Chapter 11 Cases, the Debtors commenced solicitation for approval of the Plan by eligible claimholders by transmitting its Disclosure Statement and related solicitation materials. The deadline for eligible claimholders to submit votes on the Plan was August 22, 2025. On July 1, 2025, the Bankruptcy Court entered an order approving Wolfspeed's request to administer the Chapter 11 Cases jointly for administrative purposes only under the caption In re Wolfspeed, Inc., et al. Wolfspeed will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The Debtors filed and received approval for customary first day motions with the Bankruptcy Court to ensure their ability to continue operating in the ordinary course of business, including authority to pay employees, vendors, and customers. The treatment under the Plan and the Bankruptcy Court-approved relief sought and received in Wolfspeed’s “first day” motions collectively contemplate that vendors and other unsecured creditors will be paid in full and in the ordinary course of business.
See the section titled “Risk Factors – Risks related to our Chapter 11 Cases” for a discussion of the risks related to the Restructuring Support Agreement, the Plan and the Chapter 11 Cases.

Reincorporation in Delaware
In connection with the Plan, we plan to effect a reincorporation from the State of North Carolina to the State of Delaware (the “Reincorporation”). Upon consummation of the Reincorporation, Wolfspeed will cease its legal existence as a North Carolina corporation, and the surviving Delaware corporation will continue our business under the name “Wolfspeed, Inc.”, succeeding to all of our rights, assets, liabilities and obligations. In connection with the Plan and the Reincorporation, we will adopt a new Certificate of Incorporation and new Bylaws under the Delaware General Corporation Law, which will replace our current Amended and Restated Articles of Incorporation and Bylaws. As of the date hereof, we have not effected the Reincorporation.
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
Power Devices
Our power device products consist of silicon carbide Schottky diodes, metal oxide semiconductor field effect transistors ("MOSFETs") and power modules. Our silicon carbide power products provide increased efficiency and faster switching speeds and as a result, reduced system size and weight over comparable silicon power devices. Power products are sold to customers and distributors for use in applications such as electric vehicles, including charging infrastructure, server power supplies, solar inverters, uninterruptible power supplies, industrial power supplies and other applications.
Research and Development
We invest significant resources in research and development and are focusing on accelerating the pace of technological innovation in our products. Our research and development activities include efforts to:
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
Sales and Marketing
We have continued to optimize our sales, marketing and technical applications support functions, as well as expand our distribution capabilities to further enable new and existing customers to design and implement our silicon carbide and power technology into their products. Our sales, marketing and technical applications teams include personnel throughout North America, Asia and Europe.
Customers
We had two customers during each of fiscal 2025, 2024 and 2023 that each represented more than 10% of our consolidated revenue. These customers, in the aggregate, accounted for 37%, 37% and 36% of our total consolidated revenue in fiscal 2025, 2024 and 2023, respectively. For further discussion regarding customer concentration, please see Note 15, “Concentrations of Credit Risk,” in our consolidated financial statements included in Item 8 of this Annual Report. The loss of any large customer, including as a result of negative perceptions about Wolfspeed in connection with the Chapter 11 Cases, could have a material adverse effect on our business and results of operations.

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
Design-wins
Design-ins are considered design-wins when a customer issues a purchase order for at least 20% of the expected first year revenue attributed to such customer. Design-wins reflect each project's entire commitment at the time this criterion is satisfied and should not be taken as an absolute indicator of future revenue. Depending on timing, certain projects may be reflected within a single period's design-in and design-win figures. Design-wins for fiscal 2025 and the fourth quarter of fiscal 2025 were the second highest design-wins for a fiscal year and fiscal fourth quarter in company history, respectively.
Manufacturing
We manufacture silicon carbide substrates, silicon carbide MOSFETs and Schottky diodes and power modules. We utilize manufacturing facilities located in the United States in combination with assembly and test subcontractors throughout Asia. Manufacturing assets are managed together through one centralized organization to ensure we leverage scale in asset utilization, purchasing volumes, and overhead costs across the business. During fiscal 2025, we accelerated the transition of our production capacity from 150mm to 200mm offerings including the substantial completion of the initial phase of our major expansion projects and the planned closure of our 150mm device fabrication facility in Durham, North Carolina.
Silicon carbide substrate manufacturing occurs in our materials facility and involves production of a bare wafer substrate with or without epitaxy. Our front-end processes occur in manufacturing facilities called "wafer fabs". These processes involve several hundred manufacturing steps required for imprinting silicon carbide wafers with the precise circuitry required for semiconductor devices to function. Back-end processes include the assembly, test and packaging of semiconductors to make them suitable for use and sale.
Yields in our manufacturing process can vary and are dependent upon multiple factors including product complexity and performance requirements as well as the maturity of the process. In order to maximize both yield and quality, we maintain a robust process design that includes in-line process monitoring and testing.
Our substrate and wafer fab manufacturing facilities are certified to ISO 9001, IATF 16949, and ISO 14001. Our silicon carbide device fabrication facility in Marcy, New York (the Mohawk Valley Fab) is certified to LEED® Silver, ISO 9001 and IATF 16949 and is in the process of being certified for ISO 14001 and ISO 45001.
ISO 9001 is the international standard that specifies requirements for a quality management system and focuses on the ability to consistently provide products and services that meet customer requirements. IATF 16949 is the highest international quality standard for the automotive industry. ISO 14001 is an internationally agreed upon standard for an environmental management system. ISO 45001 is the international standard that specifies requirements for an occupational health and safety ("OH&S") management system. It provides a framework for organizations to manage risks and improve OH&S performance.
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
We continue to experience higher prices on our raw materials as a result of tariffs and inflation pressures, including base price increases and price surcharges. We have mitigated these increases by leveraging our growth to negotiate efficiencies and productivity-based cost reductions.
We believe our operations are currently not materially impacted by our ability to source raw materials, components and equipment used in manufacturing our products.
Competition
Silicon Carbide and GaN Materials
We have continued to maintain a well-established leadership position in the sale of silicon carbide wafer and silicon carbide and GaN epitaxy products. As market adoption of the technology grows with rapidly expanding power device designs, we have experienced increased competition from companies such as Coherent, Inc., SiCrystal GmbH, IQE plc, and Resonac Holdings Corporation in the United States, Europe and Japan. In China, we have observed increased competition from companies such as SICC Co., Ltd., TanKeBlue Semiconductor Co., Ltd and EpiWorld International Co., Ltd. We believe our leading technology and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.
Power Devices
Our silicon carbide power devices compete with silicon carbide power semiconductor solutions offered by Infineon Technologies AG, ON Semiconductor Corporation, Rohm Co. Ltd., ST Microelectronics N.V., Bosch, San'an Optoelectronics Co., Silan Microelectronics Co. Ltd., and SiChain Semiconductor, as well as an increasing number of smaller competitors. Our silicon carbide products also compete with silicon semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 29, 2025, we owned or were the exclusive licensee of 532 issued United States patents and approximately 993 foreign patents with various expiration dates extending up to 2049, with certain patents expiring in the near term. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license to our customers use of our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our trademarks.
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
Human Capital
Employees
As of June 29, 2025, we employed 3,434 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.

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
During the first quarter of 2025, we initiated a headcount reduction and facility closure and consolidation plan. Please refer to Item II, Part 8, Note 16 - "Restructuring" to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Compensation and Benefits
We are focused on offering competitive compensation and comprehensive benefit packages designed to promote the physical and emotional well-being and financial health of our employees. In addition to base pay, our total compensation package includes items such as bonuses, stock-based compensation and employee referral bonuses. Our benefits package includes employee learnings, health and welfare, tuition reimbursement, student loan repayment, several wellness and emotional support options and adoption assistance. Additionally, we sponsor a 401(k) employee benefit plan for our United States based employees and we match a defined percentage of employee contributions.
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
Culture and Community
Wolfspeed strives to foster an inclusive and engaged workplace culture where every employee feels valued, respected, and empowered to thrive. By building a strong sense of community where employees feel connected and supported, we aim to enhance collaboration and innovation, enabling employees to show up each day to do their best and most productive work. We believe this allows Wolfspeed to solve problems that other companies think to be impossible, helping to drive better business results.
Available Information
Our website address is www.wolfspeed.com and our investor relations website is located at https://investor.wolfspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after these are electronically filed with, or furnished to, the SEC. The contents of our website, including our investor relations website, are not incorporated by reference into this filing or any other report we file with or furnish to the SEC. We have no duty to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. The SEC maintains a website ("www.sec.gov") that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.

Risk categories and certain principal risks under each category include (each described more fully below):
–Risks related to our Chapter 11 Cases
•We are subject to risks and uncertainties associated with our Chapter 11 Cases.
•We may not be able to obtain confirmation of the Plan as outlined in the Restructuring Support Agreement.
•If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
•The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
•Trading in our securities during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks. If the Plan becomes effective, the ownership interest of holders of our existing common stock will be substantially diluted.
•Following the effectiveness of the Plan, certain Consenting Convertible Noteholders and Renesas, if they choose to act together, will have the ability to significantly influence all matters submitted to shareholders of the reorganized company for approval.
•Our business could suffer from a long and protracted restructuring.
•As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future performance.
•The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.
•Our planned Reincorporation from the State of North Carolina to the State of Delaware could have significant legal, tax and governance implications for us and our stockholders, could expose us to additional risks and uncertainties and we may not realize the expected benefits of the Reincorporation.
•We will be required to reduce certain of our tax attributes due to the exclusion of cancellation of indebtedness ("COD") income from gross income upon emergence from the Chapter 11 Cases.
–Risks related to our global operations, including global macroeconomic and market risks
•Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability or our customers' or suppliers' ability to access funding, and the impact of trade tariffs and trade restrictions on the supply chains and global demand for our products or our customers' or suppliers' products.
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
•We are subject to a number of risks associated with the sale of our former Lighting Products, LED Products and RF business units, and these risks could adversely impact our operations, financial condition and business.
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
–Risks related to legal, regulatory, accounting, tax and compliance matters
•We and certain of our former executive officers have been named as defendants in securities class action lawsuits. These lawsuits may require significant time and attention from our management and may result in significant legal expenses, which could materially adversely affect our results and financial condition.

•We may be required to recognize a significant charge to earnings if our assets become impaired.
•The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized could impact the demand for our products.
•We may be limited in our ability to utilize, or may not be able to utilize, U.S. federal and state net operating loss ("NOL") carryforwards to reduce our future tax liability.
–General risk factors

Risks related to our Chapter 11 Cases
We are subject to risks and uncertainties associated with our Chapter 11 Cases.
We and our wholly owned subsidiary Wolfspeed Texas LLC have entered into a Restructuring Support Agreement and commenced a voluntary proceeding as the Debtors under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Restructuring Support Agreement contemplates a comprehensive restructuring of Wolfspeed’s funded debt obligations and capital structure to be implemented through the Plan. We plan to continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We have sought and obtained approval of certain “first day” motions containing customary relief intended to assure our ability to continue our ordinary course operations.
The filing of the Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations, and liquidity. Our senior management has spent and will continue to spend a significant amount of time and effort focusing on the reorganization instead of focusing exclusively on our business operations. Public reports regarding Wolfspeed’s liquidity, execution of the Restructuring Support Agreement, and filing of the Chapter 11 Cases also have made it more difficult to retain management and the key personnel necessary for the success and growth of our business. Furthermore, we may not realize any or all of the intended benefits of the Chapter 11 Cases. Additionally, while we remain subject to the provisions of the Bankruptcy Code in the Chapter 11 Cases, our customers and vendors may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.
Other significant risks also include or relate to the following:
• our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as a debtor-in-possession;
• the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our creditors and shareholders;
• our ability to comply with the milestones set forth in the Restructuring Support Agreement and the Bankruptcy Court's final order authorizing the use of cash collateral;
• the high costs of the Chapter 11 Cases and related fees;
• the Bankruptcy Court’s rulings and orders in the Chapter 11 Cases, as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
• the length of time that we anticipate we will operate under the protection and jurisdiction of the Bankruptcy Court and the continued availability of operating capital during the pendency of the proceeding;
• our ability to negotiate agreements with our creditors to be entered into in connection with the Restructuring Support Agreement and the Plan on favorable terms;
• third-party motions and objections in the Chapter 11 Cases;
• potential delisting by the New York Stock Exchange due to the Chapter 11 Cases or the impact to our stock price in connection with the Chapter 11 Cases;
• limitations on our ability to utilize our NOL carryforwards (and/or certain other tax attributes, excluding certain refundable tax credits such as the AMIC (as defined below)) that are generated before the Plan Effective Date and risks related to an "ownership change" under Section 382 of the Code, including as a result of the transactions contemplated by the Chapter 11 Cases;
• our ability to continue as a going concern as a result of the Chapter 11 Cases to the extent the Plan is not confirmed; and
• the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition, and results of operations, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure. In addition, while the Chapter 11 Cases are ongoing, certain transactions are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. If the Chapter 11 Cases are not successful, any other strategic options that we would pursue to address the impact of our Senior Secured Notes and Convertible Notes, including any recapitalization, restructuring, reorganization, bankruptcy, or liquidation, may not be successful, and holders of our common stock could be diluted to a greater extent or suffer a total loss of their investment.
We may not be able to obtain confirmation of the Plan as outlined in the Restructuring Support Agreement.
There can be no assurance that the Plan as outlined in the Restructuring Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court. The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the treatment as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We cannot predict the impact that any objection to confirmation of the Plan from the various stakeholders in the Chapter 11 Cases might have on the Plan or on a Bankruptcy Court's decision to confirm the Plan. Any objection may cause us to devote significant resources in response that could materially and adversely affect our business, financial condition, and results of operations. Additionally, it is possible that an official committee of equity holders is appointed, which could materially impact the length and cost of the Chapter 11 Cases or the ability to consummate the Plan as contemplated in the Restructuring Support Agreement.
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our unsecured debt and equity, as well as holders of the Notes, would ultimately receive with respect to their claims and interests. There can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 or, if we do successfully reorganize, as to when we would emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code, which would provide for different recoveries than those set forth in the Plan.
If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated as to all parties thereto, each of the parties will be released from its obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims against Wolfspeed as contemplated by the Restructuring Support Agreement.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones for the progress of the Chapter 11 Cases, including, among other things, obtaining certain bankruptcy court orders and confirmation of the Plan. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," in our consolidated financial statements included in Item 8 of this Annual Report. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
Trading in our securities during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks. If the Plan becomes effective, the ownership interests of holders of our existing common stock will be substantially diluted.
Trading prices for our common stock may bear little or no relationship to the actual recovery by holders of the common stock in the Chapter 11 Cases. Additionally, among the customary first-day motions that we filed, the Bankruptcy Court granted our motion for an order establishing certain procedures with respect to trades and transfers of our common stock, including options to acquire beneficial ownership of our common stock. These procedures restrict transactions involving, and require notices of the holdings of and proposed transactions by, any person, group of persons, or entity that is or would become a “substantial stockholder,” defined as any person or entity that beneficially owns, directly or indirectly, approximately 4.5% or more of our common stock. We cannot assure investors of the liquidity of an active trading market, the ability to sell shares of the common stock when desired, or the prices that an investor may obtain for the shares of the common stock. The Restructuring Support Agreement contemplates the transactions set forth therein to be implemented through the Chapter 11 Cases and the Plan.
In connection with the restructuring and subject to the confirmation of the Plan, trade creditors and all other general unsecured creditors will be unimpaired. The Plan, as contemplated by the Restructuring Support Agreement, provides that upon our emergence from Chapter 11, (i) holders of the existing Convertible Notes will receive, among other things, their pro-rata share of 56.3% of the common stock in the reorganized company as of the Plan Effective Date, subject to dilution from other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas, (ii) subject to regulatory approvals, Renesas will receive, among other things, (a) 38.7% of the common stock in the reorganized company as of the Plan Effective Date, subject to dilution from other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas, (b) warrants to purchase 5% of the common stock in the reorganized company as of the Plan Effective Date (assuming conversion of convertible notes issued to Renesas and all New 2L Convertible Notes), and (c) if certain regulatory approvals have not been obtained prior to the deadline described in the Restructuring Support Agreement, certain contingent consideration, including, among other things, 2.0% of common stock in the reorganized company as of the Plan Effective Date, subject to dilution from other equity issuances, and (iii) that the holders of our existing common stock will receive their pro-rata share of 3 or 5% of the common stock in the reorganized Company as of the Plan Effective Date (depending on whether Renesas obtains certain regulatory approvals), subject to dilution from other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas. In addition, if the Plan as contemplated in the Restructuring Support Agreement is consummated, 10% of the common stock outstanding as of the Plan Effective Date (assuming all New 2L Convertible Notes are treated as having converted into shares of New Common Stock on such date and subject to dilution from the conversion of the New 2L Convertible Notes and exercise of warrants issued to Renesas) will be reserved for issuance as awards under a post-restructuring management incentive plan for the benefit of officers and other key employees, including a reserve for initial grants of the New Common Stock under the management incentive plan equivalent to approximately $40 million in value. After the Plan Effective Date, 5% of all issued and outstanding shares of the New Common Stock (assuming all New 2L Convertible Notes are treated as having converted into shares of New Common Stock on such date and subject to dilution from the conversion of the New 2L Convertible Notes and exercise of warrants issued to Renesas) will be reserved for issuance as awards under a post-restructuring long-term incentive plan for the benefit of the broader employee group. Issuances of common stock (or securities convertible into or exercisable for common stock) under the Plan, the management incentive plan, the long-term incentive plan and any exercises of the warrants or conversion rights for shares of common stock will dilute the voting power of the outstanding common stock and may adversely affect the trading price of such common stock.
In addition, in connection with the Plan, we are expected to provide Renesas and certain holders of the existing Convertible Notes with certain registration rights with respect to shares of common stock underlying the warrants provided to Renesas and the New 2L Convertible Notes. These registration rights would entitle Renesas and such holders of the existing Convertible Notes to demand that we register the resale of such securities, and would also provide Renesas and such holders with certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Plan. The trading of these additional securities in the public market may have an adverse effect on the market price of our securities.
Following the effectiveness of the Plan, certain Consenting Convertible Noteholders and Renesas, if they choose to act together, will have the ability to significantly influence all matters submitted to shareholders of the reorganized company for approval.
Certain of the Consenting Convertible Noteholders and Renesas are expected to acquire a significant ownership interest in the common stock of the reorganized company pursuant to the Plan. Such Holders may be in a position to control the outcome of all actions requiring shareholder approval, including the election of directors, without the approval of other shareholders. This concentration of ownership could also facilitate or hinder a negotiated change of control of the reorganized company and, consequently, have an impact upon the value of the common stock of the reorganized company. The significant ownership stake may allow these Holders to appoint a majority of the board of directors, potentially influencing the company's management and strategic direction. This could lead to changes in corporate governance practices, business strategies, and capital allocation policies that align with the interests of the major shareholders. The concentrated ownership might also affect the liquidity of the common stock of the reorganized company in the market, potentially impacting its trading price and volatility. The interests of these significant Holders may not always align with those of other shareholders or the reorganized company, potentially leading to conflicts in decision-making. Lastly, this ownership structure could either attract potential acquirers due to the ease of negotiating with a small group of major shareholders or deter them if the Holders are not interested in selling their stakes.
Our business could suffer from a long and protracted restructuring.
Our future results are dependent upon the timely confirmation and consummation of the Plan. A long period of operating under Bankruptcy Court protection could have a material adverse effect on our business. Our financial condition, results of operations, liquidity, and relationships with suppliers, customers, and other counterparties may deteriorate while we are in bankruptcy. Failure to obtain confirmation of a Chapter 11 plan in a timely manner may harm our ability to finance our operations adequately or have continued access to cash collateral, and there is a significant risk that the value of Wolfspeed would be substantially eroded to the detriment of all stakeholders. If the Plan or an alternative Chapter 11 plan that complies with the applicable provisions of the Bankruptcy Code cannot be confirmed, we would have to pursue other strategic options to address the impact of the outstanding Senior Secured Notes and Convertible Notes. Any other strategic option that we pursue, including any recapitalization, restructuring, reorganization, bankruptcy, or liquidation, may not be successful, and holders of our common stock could be diluted to a greater extent or suffer a total loss of their investment.
For as long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. If we are unable to continue funding our operations, our chances of successfully reorganizing our business may be seriously jeopardized, increasing the likelihood that we will be required to liquidate our assets, and as a result, our common stock could become further devalued or become worthless.
There can be no assurance of whether, or when, we will be able to successfully confirm or implement a Chapter 11 plan, or whether we will be able to do so in a timely fashion. Even if a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers, and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.
As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future performance.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile. Further, we anticipate that our capital structure will be significantly altered if and when we are able to emerge from bankruptcy proceedings. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We may also be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.
We are subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
While certain prepetition litigation claims will be treated as unimpaired 510(b) Claims (as defined in the Plan) during the Chapter 11 Cases, we are involved in certain other litigation, which, so long as it remains unresolved, represents legal issues of uncertain outcome and potential claims for monetary damages. If the outcomes of such litigation are unfavorable, they could have a material impact on our operations and financial health. Additionally, there is a risk of future litigation. In general, litigation can be expensive and time-consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect the reorganized company’s financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims and interests under the Plan. It is not possible to predict what, if any, future litigation the reorganized company may become involved in, nor the final resolution of such litigation. The impact of any such litigation on the reorganized company’s businesses and financial stability, however, could be material.
The Chapter 11 Cases will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.
Our management has spent a significant amount of time and effort focusing on the entry into the Restructuring Support Agreement and the Chapter 11 Cases, and our management will be required to continue to spend significant time and effort focusing on the Chapter 11 Cases and the implementation of the Plan instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate, and retain key employees or take other measures intended to incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would likely have a material adverse effect on our financial condition, liquidity, and results of operations. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors, sub-contractors, customers and employees will lose confidence in our ability to reorganize our business successfully.

Upon our emergence from bankruptcy, if at all, the composition of our board of directors is expected to change.
Under the Plan, the composition of our board is expected to change. The composition of the initial board of the reorganized company shall be determined by a selection committee comprised of (i) one member of the existing board of directors, (ii) the Chief Executive Officer, and (iii) three individuals from certain Consenting Creditors. As contemplated by the Plan, Renesas will also have the right to select one member of the board of the reorganized company, subject to receipt of certain regulatory approvals and Renesas holding in the aggregate in excess of 10% of the common stock of the reorganized company. Any new directors are likely to have different backgrounds, experiences, and perspectives from those individuals who currently serve or previously served on the board and thus may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.
The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.
As a result of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to significant risks and uncertainties. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval of the Bankruptcy Court, implement a comprehensive restructuring, successfully emerge from the Chapter 11 Cases, and maintain sufficient liquidity following the restructuring to meet our obligations and operating needs. The Plan contemplated by the Restructuring Support Agreement could fail to be confirmed or become effective, or the Bankruptcy Court may grant or deny motions or objections in a manner that is adverse to us and our subsidiaries.
Our planned Reincorporation from the State of North Carolina to the State of Delaware could have significant legal, tax, and governance implications for us and our stockholders, could expose us to additional risks and uncertainties and we may not realize the expected benefits of the Reincorporation.
Our planned Reincorporation could subject us to different or more stringent corporate governance and disclosure requirements. Delaware law differs from North Carolina law in various respects that could affect the rights and obligations of us and our stockholders. Furthermore, the Reincorporation could involve significant costs, delays, and uncertainties. The Reincorporation is subject to the satisfaction of certain conditions, such as the consummation of the Plan and the filing of appropriate documents with the North Carolina and Delaware authorities, and the completion of certain corporate formalities. The Reincorporation could also result in litigation or disputes with our stockholders, creditors, regulators, or other parties, which could divert our resources and attention from our core operations.
There can be no assurance that the anticipated benefits of the Reincorporation will be achieved. Achieving the anticipated benefits of the Reincorporation is subject to a number of risks and uncertainties, including factors that we do not and cannot control. If the Reincorporation is not completed successfully or is delayed, we may incur additional expenses, lose potential opportunities, or face adverse consequences for our business and reputation. In addition, if the expected benefits of the Reincorporation do not meet expectations of investors or securities analysts, the price of our common stock may decline.
We cannot assure you that we will be able to achieve our goals after the Plan is consummated and we emerge from the protection of the Bankruptcy Court.
We will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases even after the Plan is consummated. Accordingly, we cannot assure you that we will achieve our stated goals after consummation of the Plan.
Furthermore, we may need to raise funds through public or private debt or equity financing or other various means to fund our business after emergence from the protection of the Bankruptcy Court. We may not be able to obtain sufficient funds when needed or on favorable terms. Our operating results may also be adversely affected by any reluctance of vendors or customers to do business with a company that recently emerged from the protection of the Bankruptcy Court or from any decline in listeners resulting from our operation under new equity ownership.
Although our Plan contemplates reducing our overall funded debt, we cannot assure you that we will be able to successfully meet our debt service costs or our planned continuing obligations after emergence from the protection of the Bankruptcy Court. Any failure to pay our debt service obligations or to obtain cost savings upon emergence could materially impair our ability to operate profitably and result in our inability to continue as a going concern.
We will be required to reduce certain of our tax attributes due to the exclusion of COD income from gross income upon emergence from Chapter 11.
Generally, any discharge of our debt obligations for an amount less than the debt’s adjusted issue price will give rise to COD income. Under section 108 of the Code, a taxpayer is required to exclude COD from gross income if the debtor is under the jurisdiction of a court in a case under Chapter 11 of the Bankruptcy Code and the discharge of debt occurs pursuant to that proceeding. As a consequence of such an exclusion, a taxpayer generally must reduce certain of its tax attributes by the amount of COD income that it excluded from gross income. U.S. federal income tax attributes subject to reduction generally include (i) NOLs and NOL carryforwards; (ii) general business credit carryovers; (iii) capital loss carryovers; (iv) tax basis in assets; and (v) foreign tax credit carryovers.
In connection with the implementation of the Plan, we expect to realize a substantial amount of COD income for U.S. federal income tax purposes and our tax attributes will be subject to the foregoing attribute reduction rules. While the ultimate effect of the attribute reduction is uncertain because, among other things, it will depend on the amount of COD income we realize, loss of these tax attributes may have an adverse effect on our future cash flow.

Risks related to our global operations, including global macroeconomic and market risks
Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, our ability or our customers' or suppliers' ability to access funding, and the impact of trade tariffs and trade restrictions on the supply chains and global demand for our products or our customers' or suppliers' products.
Our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news, higher interest rates and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, including as a result of the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, as well as tariff policies announced by the Trump administration and ongoing trade tensions between certain countries including the United States, the EU and China, which has impacted and could continue to impact demand for our products. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. The Trump administration is also ending the EV credit and has positioned against solar and other similar projects, which could leverage out some of our technology. For example, our customers, including our distributors and their customers, may experience difficulty obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.
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
In April 2025, the Trump administration announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. The Trump administration has announced or imposed additional tariffs on Chinese imports, potentially subject to certain exceptions, prompting announcements of retaliatory tariffs by China on goods from the United States. General trade tensions between the United States and China are expected to continue, and economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or increase the cost for our products. Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from the United States and European countries. Resulting changes in United States trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflicts between Russia and Ukraine and in the Middle East continue for a prolonged period of time, or if other countries, including the United States, become involved in these conflicts, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber-security and data protection measures.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement has in the past and could in the future result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results.
Assuming we successfully emerge from the Chapter 11 Cases and implement the Plan, and although we believe we will have adequate liquidity and capital resources to fund our operations for at least the next 12 months, we expect to need additional funding to fully complete all of our intended expansion initiatives, which we may seek to obtain through, among other avenues, federal funding opportunities, equity offerings or other non-debt funding sources, and debt financings (which may involve retiring, refinancing or modifying some of our existing debt). If unfavorable capital market conditions exist, we may not be able to raise sufficient capital or restructure or refinance our outstanding convertible notes on favorable terms and on a timely basis, if at all, which would impact our ability to access federal funding and/or raise additional capital. As discussed in Note 10, "Shareholders' Equity," to our consolidated financial statements in Part II, Item 8 of this Annual Report, we sold 27.8 million shares of common stock under the ATM Program, and if we further issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then-existing shareholders. If we incur additional debt, it may impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing would become more expensive and could have higher transactional and servicing costs. In addition, our then-existing indebtedness may limit our ability to obtain additional financing in the future. The potential inability to obtain adequate funding from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.
We are subject to risks related to international sales and purchases.
In fiscal 2025, 82% of our revenue was from outside the United States and we expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources.
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
•difficulties ensuring compliance with contracts;
•difficulties in staffing and managing international operations; and
•the burden of complying with foreign and international laws and treaties.
For example, the Trump administration has announced an aggressive policy for implementing tariffs, including a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. While most of the initially proposed reciprocal tariffs were suspended while the Trump administration negotiated bilateral trade deals with impacted countries, the United States has since imposed significant tariffs on U.S. trading partners, including China. The tariffs imposed on Chinese goods, among other countries and any corresponding tariffs from China or such other countries in response has negatively impacted, and may in the future negatively impact, demand and/or increase the costs for our products.
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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.
Risks related to sales, product development and manufacturing
We face significant challenges managing our growth strategy.
Our potential for growth depends significantly on the adoption of our products within the markets we serve and for other applications, and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must:
•timely complete the Restructuring contemplated by the Plan and the Chapter 11 Cases to implement the Plan or otherwise address our outstanding indebtedness;
•maintain, expand, construct and/or purchase adequate manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, including specifically the expansion of our silicon carbide capacity with the ramping of our state-of-the-art, automated 200mm capable silicon carbide device fabrication facility in New York and the ongoing construction of a new materials manufacturing facility in Siler City, North Carolina;
•receive the expected benefits from the refundable Advanced Manufacturing Investment Credit ("AMIC") under Section 48D of the Internal Revenue Code of 1986, as amended (the "Code");
•meet our production capacity and delivery commitments to our customers, including those customers who provide us with capacity reservation deposits or similar payments;
•manage an increasingly complex supply chain and meet purchase commitments under take-or-pay arrangements with certain suppliers that have the ability to supply an increasing number of raw materials, subsystems and finished products with the required specifications and quality, and deliver on time to our manufacturing facilities, our third-party manufacturing facilities, our logistics operations, or our customers;
•manage the economic conditions around the commodities used in our business;
•meet the volume and spend requirements for our long term electricity supply agreements;

•expand the skills and capabilities of our current management team;
•retain and add experienced senior level managers and executives;
•attract and retain qualified employees;
•expand the capability of our information systems to support a more complex business, such as our ongoing implementation of a new company-wide enterprise resource planning ("ERP") system;
•be successful in securing design-ins across our end markets, including automotive applications;
•realize our expected local and state government incentives, including capital investment reimbursements, property tax reimbursements and sales tax exemptions from state, county and local governments;
•continue to pursue potential federal funding opportunities;
•access capital markets as needed to fund our growth initiatives;
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
There are also inherent execution risks in starting up a new factory or expanding production capacity, whether one of our own factories or that of our contract manufacturers, as well as risks to moving production to different contract manufacturers, which could increase costs and reduce our operating results. In the fourth quarter of fiscal 2022, we opened the Mohawk Valley Fab to complement the materials factory expansion underway at our United States campus headquarters in Durham, North Carolina and the Mohawk Valley Fab began revenue production in late fiscal 2023. We also commenced work on our new materials manufacturing facility in Siler City, North Carolina in the first quarter of fiscal 2023, and the construction of the buildings and critical infrastructure was substantially completed in late fiscal 2025. The establishment and operation of a new manufacturing facility or expansion of an existing facility involves significant risks and challenges, some of which we have experienced and may experience in the future, including, but not limited to, the following:
•poor production process yields and reduced quality control;
•insufficient personnel with requisite expertise and experience to operate an automated silicon carbide device fabrication facility and a materials manufacturing facility; and
•issues in installing new equipment and ramping production;
If we receive government incentives through federal funding opportunities, or through state and local grants, the restrictions and operational requirements that are associated with such grants would add complexity to our operations and increase our costs. For example, we have signed a non-binding preliminary memorandum of terms ("PMT") with the Department of Commerce relating to proposed funding under the United States CHIPS and Science Act of 2022 (the "CHIPS Act") to support expansion of our new facilities in North Carolina and New York. The terms for awards of funding under the PMT are preliminary and are subject to a comprehensive due diligence process and continued negotiations. There is uncertainty whether any grant approved by the recently established United States Investment Accelerator office within the Department of Commerce will be on the same or similar terms as the PMT. It is also uncertain how the implementation of the Plan as a result of the Chapter 11 Cases could impact the terms, diligence process and negotiations relating to the PMT or any other potential grant or award, as well as the timing or collectability of amounts due under existing state and local incentives. There can be no assurance that we will conclude grant negotiations or receive the full amount of federal funding set forth in the PMT, if at all. In addition, there is uncertainty regarding the impact of the Trump administration's policies with respect to the semiconductor industry and government funding, tax credits and tariffs.
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
As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. Currently, we are focused on the acceleration of the transition of our offerings from 150mm to 200mm substrates. However, if we are not able to increase our production capacity at our targeted rate, if there are unforeseen costs associated with increasing our capacity levels, or if we are unable to obtain advanced semiconductor manufacturing equipment in a timely manner, we may not be able to achieve our financial targets. We may be unable to build or qualify new capacity on a timely basis to meet customer demand and customers may fulfill their orders with one of our competitors instead. In addition, as we introduce new products and change product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling. Significant or prolonged shortages or delivery delays of our products to our customers could delay their manufacturing and negatively impact our relationships with these customers, including triggering the potential payment of penalties on certain agreements.
Due to the proportionately high fixed cost nature of our business (such as facility costs), if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or if we fail to forecast demand decreases or changes accurately, we may experience a mismatch between current product demand and manufactured product mix, adversely impacting our results, including due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. For example, in fiscal 2024 and fiscal 2025, we and other semiconductor companies experienced and have continued to experience softer demand for our products than expected. In response, we adjusted our production mix in our North Carolina fab to manufacture power products for automotive applications, which have higher unit costs in this fab. Changes in product demand from our customers' forecasts may also cause variability in our supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, or excess capacity charges, which would have a negative impact on our results of operations.
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
Our future success may depend on our ability to deliver new, higher performing and/or lower cost solutions for existing and new markets and for customers to accept those solutions. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development, introduction and qualification of new products, which has impacted our results in the past. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:
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
If any of these or other similar factors becomes problematic, we may not be able to deliver and introduce new products in a timely or cost-effective manner. We continue to focus on the acceleration of our transition to production using 200mm substrates and if we are unable to balance capacity with customer demands or are unable to continue making this transition in a timely or cost-effective manner, our results could be negatively impacted.
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
We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers, including take-or-pay arrangements and capacity reserve deposit agreements. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications or made other modifications we did not specify, which impacted our cost of revenue. We also may encounter issues with our vendors delaying orders or requiring more onerous terms during the pendency of the Chapter 11 Cases and following the implementation of the Plan.
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
We sell a portion of our products to distributors, including a distributor that represented more than 10% of our revenue in fiscal 2025. We rely on distributors to develop and expand their customer base as well as to anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted. Distributors must balance the need to have enough products in stock in order to meet their customers’ demand against their internal target inventory levels and the risk of potential inventory obsolescence. The risks of inventory obsolescence are especially relevant to technological products. The distributors’ internal target inventory levels vary depending on market cycles and a number of factors within each distributor over which we have very little, if any, control. Distributors also have the ability to shift business to different manufacturers within their product portfolio based on a number of factors, including new product availability and performance. Similarly, we have the ability to add, consolidate, or remove distributors.
We typically recognize revenue on products sold to distributors when an item is shipped and title passes to the distributor. Certain distributors have limited rights to return inventory under stock rotation programs and have limited price adjustment rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends and other related factors in order to account for these factors in our judgments and estimates. As inventory levels and product return trends change or we make changes to our distributor roster, we may have to revise our estimates and incur additional costs, and our gross margins and operating results could be adversely impacted.
We depend on a limited number of customers, including distributors, for a substantial portion of our revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.
We receive a significant amount of our revenue from a limited number of customers and distributors, two of which individually represented more than 10% of our consolidated revenue in fiscal 2025. Many of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; altering their purchasing practices as a result of the Chapter 11 Cases and/or the implementation of the Plan; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.
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
Similarly, customers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed, including the perception that we may not be able to successfully stabilize our business following emergence from the Chapter 11 Cases. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers, the investment community and other parties with respect to our liquidity and long-term business prospects. Damage to our brand, reputation or loss of customer confidence in our brand or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.
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
From time to time, including the present, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions, investments or capacity expansions, joint ventures, divestitures, or spin-offs. If we choose to enter into such strategic transactions, we face certain risks including:
•the inability to realize the expected benefits, both from a timing and amount perspective, from our ongoing and planned capacity expansions, including the expansion of a new materials manufacturing facility in Siler City, North Carolina;
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
In the first quarter of fiscal 2025, we initiated a headcount reduction and facility consolidation plan intended to reduce costs, increase our operational efficiency and align our manufacturing capacity with our customers' demand (the "2025 Restructuring Plan"). This plan may result in business disruptions, including impacts to our customer relationships, unfavorable publicity and reputational harm, and loss of productivity from our employees. The expected costs and charges of the 2025 Restructuring Plan may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. For example, the 2025 Restructuring Plan may result in unintended consequences and costs, including costs associated with attrition beyond our intended reduction in force, a decrease in morale among team members following the completion of the 2025 Restructuring Plan and the Chapter 11 Cases, adverse impacts to our ability to recruit and hire qualified personnel in the future, and the loss of institutional knowledge and expertise, which could result in losses in future periods or otherwise prevent us from realizing, in full or in part, the anticipated benefits and savings from the 2025 Restructuring Plan and the Chapter 11 Cases. We may not be able to implement our restructuring program as planned, and we may need to take additional measures and incur additional costs to fulfill the objectives of our restructuring. In addition, the shutdown of our 150mm device fabrication could cause a customer demand impact if they prefer not to purchase our 200mm products. If we experience any of these adverse consequences, the 2025 Restructuring Plan may not achieve or sustain the intended benefits and could adversely affect our business, results of operations or financial condition.
We are subject to risks associated with the sale of our former Lighting Products, LED Products and RF business units, and these risks could adversely impact our financial condition.
On May 13, 2019, we closed the sale of our former Lighting Products business unit to IDEAL Industries, Inc. ("IDEAL"), on March 1, 2021, we completed the sale of our former LED Products business unit (the "LED Business") to SMART Global Holdings, Inc. ("SGH"), and on December 2, 2023, we completed the sale of the RF Business to MACOM Technology Solutions Holdings, Inc. ("MACOM") pursuant to the Asset Purchase Agreement dated August 22, 2023 (the "RF Purchase Agreement"). We are subject to risks associated with these transactions, including risks associated with any required payments of indemnification obligations under the Purchase Agreement with IDEAL, the Asset Purchase Agreement with SGH, and the RF Purchase Agreement with MACOM for retained liabilities and breaches of representations, warranties or covenants.
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
As of June 29, 2025, our indebtedness consisted of $575.0 million aggregate principal amount of our 2026 Notes, $750.0 million aggregate principal amount of our 2028 Notes, $1,750.0 million aggregate principal amount of our 2029 Notes and $1,521.2 million aggregate principal amount of Senior Secured Notes and an aggregate principal amount of $2,062.0 million of deposits under the CRD Agreement with Renesas. As discussed in Note 9, "Debt," to our consolidated financial statements in Part II, Item 8 of this Annual Report, on October 11, 2024, we entered into the Amended and Restated Indenture (the 2030 Senior Notes Indenture), which amends certain terms and conditions of the Senior Secured Notes and permits us to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions. On October 22, 2024, we issued an additional $250.0 million of Senior Secured Notes. In connection with the Chapter 11 Cases, we are no longer able to borrow the $500 million undrawn commitment under the 2030 Senior Notes Indenture.
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
Our ability to pay interest and repay the principal for or to refinance any outstanding indebtedness under the Convertible Notes, the Senior Secured Notes and the CRD Agreement is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and/or raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that we will be able to manage any of these risks successfully.
The 2030 Senior Notes Indenture includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent for the Senior Secured Notes has been granted a perfected first lien security interest of at least $750 million as of the last day of any calendar month ending after April 1, 2025, which amount will be reduced over time upon the fulfillment of certain conditions. In addition, the 2030 Senior Notes Indenture contains certain restrictions that could limit our ability to, among other things: incur additional indebtedness, dispose of assets, create liens on assets, make acquisitions or engage in mergers or consolidations, and engage in certain transactions with our subsidiaries and affiliates. The 2030 Senior Notes Indenture also requires us to make an offer to repurchase the Senior Secured Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of such casualty events and asset sales (subject to certain limitations), or upon a change of control. The Indentures governing the Convertible Notes (the "Convertible Notes Indentures") require us to repurchase the Convertible Notes upon certain fundamental changes relating to our common stock, and also prohibit our consolidation, merger, or sale of all or substantially all of our assets except with or to a successor entity assuming our obligations under the Indentures. The CRD Agreement contains certain restrictions on our ability to incur debt and liens, consummate non-arm’s-length transactions with affiliates, consummate mergers and consolidations whereby obligations under the CRD Agreement are not assumed and change the nature of our business. The restrictions imposed by the 2030 Senior Notes Indenture, the Convertible Notes Indentures, and the CRD Agreement could limit our ability to plan for or react to changing business conditions or could otherwise restrict our business activities and plans.
The filing of the Chapter 11 Cases constituted events of default that accelerated our obligations under the Indentures. As a result, the principal and interest due under our outstanding Senior Secured Notes, Convertible Notes, and CRD Agreement became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We do not have sufficient cash on hand or available liquidity to repay such outstanding debt.
We may be unable to comply with the restrictions imposed by the Cash Collateral Order.
As part of the Restructuring Support Agreement, we and the other parties agreed on the terms of a proposed order authorizing our use of cash collateral (as modified and entered by the Bankruptcy Court on a final basis on August 1, 2025, the “Cash Collateral Order”), in connection with the Chapter 11 Cases on certain terms and conditions set forth therein. The Debtors intend to use the cash collateral to, among other things, permit the orderly continuation of their business, pay the costs of administration of their estates and satisfy other working capital and general corporate purposes.
The Cash Collateral Order imposes a number of restrictions on us. For example, the Cash Collateral Order requires the Debtors to maintain (i) from the Petition Date until three months after the Petition Date, at least $650.0 million of “liquidity,” calculated at the end of every two week period as unrestricted cash and cash equivalents subject to a lien in favor of the Collateral Agent and (ii) from three months after the Petition Date until the Plan Effective Date, at least $600.0 million of “liquidity,” calculated at the end of every two week period as unrestricted cash and cash equivalents subject to a lien in favor of the Collateral Agent. The Cash Collateral Order also requires (a) compliance with variance covenants that compare actual operating disbursements and receipts to the budgeted amounts set forth in the budgets delivered from time to time pursuant to the terms of the Cash Collateral Order and (b) that the Debtors not spend more than $200.0 million on capital expenditures between the Petition Date and the Plan Effective Date. In addition, the Cash Collateral Order imposes certain milestones on the Debtors in connection with the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the Cash Collateral Order, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks associated with cybersecurity, intellectual property and litigation
We may be subject to confidential information theft or misuse, which could harm our business and results of operations.
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information and such attempts may increase in terms of frequency and severity. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. The risk of a security breach or disruption, particularly through cyber-attacks, ransomware, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which sometimes occurs and is usually not recognized until after it has occurred. We might be unaware of any such access or unable to determine its magnitude and effects. We are also at risk of security breaches and disruptions occurring at third parties that we work with, including our customers and suppliers. To date, we do not believe that such unauthorized access to these systems has caused us any material damage. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position, result in a loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damage caused by the incident, divert management's attention and other resources, and reduce the value of our investment in research and development. In addition, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. In addition, we are subject to data privacy, protection and security laws and regulations, including the European General Data Protection Act (the "GDPR") that governs personal information of European persons. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber-security breach. However, a breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock.
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
We are often involved in litigation, primarily patent litigation, such as our patent dispute with The Trustees of Purdue University that was settled during the third quarter of fiscal 2025, and we and certain current and former executive officers and directors were named as defendants in multiple securities class action lawsuits regarding past public disclosures, each as discussed further in Note 14, "Commitments and Contingencies," in our consolidated financial statements in Part II, Item 8 of this Annual Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.
Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights or to enforce restrictive covenants to prevent damage to or loss of our intellectual property, which could adversely impact our relationship with certain customers. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation.
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
There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to that customer’s products that incorporate our products, and an adverse result could impair the customer’s demand for our products. We have also promised certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations, we may be responsible for future payments to resolve infringement claims against them.
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

Risks related to legal, regulatory, accounting, tax and compliance matters
We and certain of our former executive officers have been named as defendants in securities class action lawsuits. This lawsuit may require significant time and attention from our management and may result in significant legal expenses, which could materially adversely affect our results and financial condition.
On November 15, 2024, the Company and certain of its former executive officers were named as defendants (“Defendants”) in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between August 16, 2023 and November 6, 2024 in connection with the operational status, profitability, and growth potential of the Mohawk Valley fabrication facility, among other things. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025 and January 13, 2025, respectively, two additional lawsuits captioned Maizner v. Wolfspeed, Inc., et al., Case No. 6:25-cv-00046 and Ferreira v. Wolfspeed, Inc., et al., Case No. 6:25-CV-00062 were filed in the United States District Court for the Northern District of New York by shareholders regarding these same matters and naming the same Defendants. On February 24, 2025, the Court consolidated the Zagami, Maizner, and Ferreira actions and appointed co-lead plaintiffs and co-lead counsel. On May 5, 2025, co-lead plaintiffs filed an amended complaint. On June 4, 2025, Defendants filed a motion to transfer the consolidated action to the US. District Court for the Middle District of North Carolina and as of July 22, 2025, briefing on the motion to transfer was complete. Pursuant to section 362 of title 11 of the United States Code (the “Bankruptcy Code”), the class action was stayed upon the filing of the Company’s voluntary petition for relief under chapter 11 of the Bankruptcy Code on June 30, 2025 in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) as to the Company but not as to the individual defendants.
On April 21, 2025, a derivative action was filed by a putative shareholder purportedly on behalf of the Company in the United States District Court for the Middle District of North Carolina against certain current and former directors and officers of the Company (collectively, “Derivative Action Defendants”) for breach of fiduciary duty, waste, unjust enrichment, aiding and abetting, insider trading, and a violation of Section 14(a) of the Exchange Act. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the Derivative Action Defendants’ alleged misconduct, as well as declaratory and other monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated securities class action described above. Pursuant to section 362 of the Bankruptcy Code, the derivative action was stayed upon the filing of the Company’s voluntary petition for relief under chapter 11 of the Bankruptcy Code on June 30, 2025 in the Bankruptcy Court.
The Company intends to vigorously defend against the claims in the above-referenced actions.
We may be required to recognize a significant charge to earnings if our assets become impaired.
Long-lived and other assets are reviewed for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that may indicate that the carrying value of our goodwill may not be recoverable include a significant decline in our stock price and market capitalization and slower growth rates in our industry. For other assets such as finite-lived intangible assets and fixed assets, we assess the recoverability of the asset balance when indicators of potential impairment are present. For example, during fiscal 2025, we recorded impairment charges related to abandoned assets of $170.2 million in connection with our 2025 Restructuring Plan, and in the first quarter of fiscal 2024, we recorded an impairment to assets held for sale associated with the then-pending RF Business Divestiture of $144.6 million. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our long-lived or other assets could adversely impact our results of operations.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized could impact the demand for our products.
The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance, vehicle range or other aspects of our products and the products in which they are utilized or integrated may impact the demand for our products. For example, efforts to change, eliminate or reduce industry or regulatory standards could negatively impact our business. These constraints may be eliminated or delayed by legislative action, such as the elimination of tax credits for the purchase of electric vehicles by the OBBBA (as defined below), in addition to other actions that may be taken by the Trump administration, which could have a negative impact on demand for our products. Our ability and the ability of our competitors to meet evolving government and/or industry requirements could impact competitive dynamics in the market.

Changes in our effective tax rate or the ability to obtain future tax credits may affect our results and financial condition.
Our future effective tax rates and our ability to obtain future tax credits may affect our results and financial condition due to a number of factors, including:
•the jurisdiction in which profits are determined to be earned and taxed;
•potential changes or expirations in tax laws or alterations in the interpretation of such tax laws and changes in generally accepted accounting principles, for example the changes in tax laws under the recently enacted Public Law No: 119-21, informally known as the "One Big Beautiful Bill Act" (the "OBBBA"), including state and local tax conformity to the OBBBA;
•changes or recapture of available tax credits, including our eligibility for or the receipt of the expected benefits from refundable investment tax credits obtained under the AMIC;
•the limitation on the utilization of federal and state NOL carryforwards following certain ownership changes (as defined by Section 382 of the Code);
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
•increases in expenses not deductible for tax purposes, including impairment of goodwill in connection with acquisitions or charges associated with the Chapter 11 Cases;
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
Additionally, in July of 2025, the OBBBA was signed into law. The OBBBA made multiple changes to United States federal income tax laws which may affect our future effective tax rates and income tax liability. Moreover, various aspects of the OBBBA are unclear, and administrative guidance is anticipated regarding the application of numerous provisions in the OBBBA. There can be no assurance that the OBBBA and any resulting administrative guidance will not materially adversely affect our future financial condition, cash flows and results of operations.
We may be limited in our ability to utilize, or may not be able to utilize, NOL carryforwards to reduce our future tax liability.
We have substantial NOL carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Code.
An “ownership change” (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over their lowest ownership percentage over a rolling three-year period) under Section 382 of the Code may limit our ability to utilize fully our pre-ownership change NOL carryforwards (and certain other tax attributes) to reduce our taxable income in periods following the ownership change. In general, an ownership change would limit our ability to utilize U.S. federal NOL carryforwards (and certain other tax attributes) to an amount equal to the aggregate value of our equity immediately before the ownership change multiplied by a specified tax-exempt interest rate, subject to increases or decreases by certain built-in gains or built-in losses as of the date of the ownership change, unless the ownership change occurs pursuant to the Plan, in which case, the annual limitation would generally be determined by reference to the aggregate value of our equity immediately after (rather than before) the ownership change and after giving effect to the discharge of creditors' claims. Any portion of the annual limitation that is not used in a given year may be carried forward, thereby adding to the annual limitation for the subsequent taxable year. Similar provisions of state tax law may also apply to our state NOL carryforwards. The transactions contemplated by the Chapter 11 Cases are expected to result in an ownership change, which is expected to limit our ability to utilize our NOL, interest expense and certain credit carryforwards that are generated before the Plan Effective Date. In addition, future changes in our stock ownership, some of which may be beyond our control, could result in additional ownership changes under Section 382 of the Code.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results (see “Critical Accounting Estimates” in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations or financial condition.
Regulations related to conflict-free minerals may force us to incur additional expenses.
Rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act impose annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. We may face challenges with government regulators, our customers and our suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Our most recent disclosure regarding our due diligence was filed on June 2, 2025 for calendar year 2024.
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
Hiring and retaining qualified personnel is critical to our business, and competition for experienced employees in our industry can be intense. As a global company, this issue is not limited to the United States but includes our other locations where we do business such as Europe and Asia. For example, there is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, including as a result of attrition beyond the intended 2025 Restructuring Plan or adverse impacts in our ability to recruit and hire qualified personnel in the future as a result of the 2025 Restructuring Plan or the Chapter 11 Cases, we may experience lower revenue or increased manufacturing costs, which would adversely affect our results of operations.
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
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $0.41 to a high of $24.99 during the twelve months ended June 29, 2025. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions have caused, and may continue to cause changes in our stock price. In the past, we have been subject to shareholder activism and may be subject to such activism in the future with our decline in share price, which could result in substantial costs and divert management's and our board's attention and resources from our business. In addition, competition in some of the markets we address such as electric vehicles or the industrial and energy markets, the ramp up of our business, and the effect of tariffs on our business, may have a dramatic effect on our stock price.
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

Risks relating to the adoption, use or application of emerging technologies, including AI, by our customers and in our business, may impact financial results and could result in reputational and financial harm and liability.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our and our customers’ products and services may result in reputational and financial harm and liability. We and our customers are increasingly building AI capabilities into our products and internal processes. AI poses emerging ethical and regulatory issues and presents risks and challenges that could affect its adoption, and therefore our business. If we or our customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm or legal liability. Further, if the models underlying the AI we use are: incorrectly designed or implemented; trained or reliant on incomplete, flawed, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, any of which may not be easily detectable, our performance, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
In addition, we use AI licensed from third parties, and our ability to continue to use such third-party AI at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI becomes incompatible with our technology and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI are offered or terminate their relationship with us, our business may be harmed. Further, to the extent any third-party AI is used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in us, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
While we restrict the use of third-party and open source AI tools, such as ChatGPT, the internal governance of the adoption of these technologies can be challenging, and our employees, consultants and partners may use these tools on an unauthorized basis, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate policies and procedures governing the use of AI tools, and the results of any such use, by us or our partners.
Moreover, the regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes, such as various U.S. governmental and regulatory agencies relating to data privacy, regulate certain aspects of AI, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for the regulation of AI. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is consistent with, or presents a barrier to, the Trump administration’s new executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI, or may implement new executive orders and/or other rule making relating to AI in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Legislation related to AI has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently approved final regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Acct (collectively, the CCPA) regarding the use of automated decision-making, which is currently pending final review by the Office of

Administrative Law. California also enacted several new laws in 2024 that further regulate use of AI and provide consumers with additional protections around companies’ use of AI, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop and use AI in the future.
It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust as well as scope of practice laws, may be interpreted in ways that would limit our ability to use AI for our business, or require us to change the way we use AI in a manner that negatively affects our performance and business and the way in which we use AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, because AI itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI or limiting our use of AI to support our care team). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could harm our business, results of operations, and financial condition.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for all litigation relating to our internal affairs, including without limitation (i) any derivative action or proceeding brought on behalf of Wolfspeed, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Wolfspeed to Wolfspeed or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the North Carolina Business Corporation Act (the "NCBCA"), and our amended and restated articles of incorporation, or our amended and restated bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our amended and restated articles of incorporation, or our amended and restated bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, shall be the state courts of North Carolina, or if such courts lack jurisdiction, a federal court located within the State of North Carolina, in all cases subject to the courts having personal jurisdiction over the indispensable parties named as defendants. Any such action filed in a North Carolina state court shall be designated by the party filing the action as a mandatory complex business case. In any such action where the NCBCA specifies the division or county wherein the action must be brought, the action shall be brought in such division or county. Our amended and restated bylaws also provide that, notwithstanding the foregoing, (x) the provisions described above will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and (y) unless we consent in writing to the selection of an alternative forum, the federal district courts shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action against Wolfspeed or any director, officer, employee, or agent of Wolfspeed and arising under the Securities Act.
If and when we effect the Reincorporation, our Delaware certificate of incorporation will have similar provisions regarding forum for adjudication of disputes except that where our current bylaws specify the state courts of North Carolina, our Delaware certificate of incorporation following the consummation of the Reincorporation will specify the Court of Chancery of the State of Delaware.
If a court were to find the choice of forum provision contained in our amended and restated bylaws (prior to the consummation of the Reincorporation) or our certificate of incorporation (on and after the consummation of the Reincorporation) to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
We maintain a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. The program aligns with Wolfspeed's Enterprise Risk Management ("ERM") program and addresses information technology and business environments. Our cyber risk management program is designed based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") and we aim to incorporate industry best practices throughout.
Our Information Security ("InfoSec") Governance, Risk and Compliance ("GRC") organization leverages multiple methods and overlapping capabilities to protect the confidentiality, integrity and availability of our data, information and intellectual property. Assessments of Wolfspeed's cyber program are conducted by internal audit and third-party information and cyber experts to monitor the effectiveness and maturity level of Wolfspeed's cybersecurity program.
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

Engagement of Third Parties
Given the complex and quickly evolving nature of cybersecurity threats, we engage third-party advisors to assist our team in developing and maintaining effective cybersecurity risk management. Partnering with external entities allows us to leverage specialized knowledge and insights, better ensuring our cybersecurity strategies and processes are well-designed and effective. For example, in 2025 we engaged a global cybersecurity leader to conduct an external assessment of our Information Security program, which included consideration of the cybersecurity framework, organizational structure and collective capabilities.

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
As of the date of this Annual Report, we have not identified a material cyber incident that would have a material impact on our business, results of operations, or financial condition; however, the occurrence or scope of such events is not always immediately apparent and there can be no assurance that we will not suffer a material cyber incident in the future. Refer to Part 1, Item 1A "Risk Factors" of this Annual Report for further discussion on cybersecurity risks.

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
Our Chief Information Officer (the "CIO") meets at a regular cadence with a member of the board of directors who is the board’s cybersecurity designee. The CIO also briefs the audit committee on the effectiveness of Wolfspeed's cyber risk management program quarterly or in accordance with significant events. In addition, the board of directors is advised by our CIO on Wolfspeed's cybersecurity risk exposures and steps taken to monitor and mitigate cybersecurity risks.
Wolfspeed’s VP, Chief Information Security Officer (the "CISO"), with over 25 years of experience in Fortune 500 companies including in aspects of IT, infrastructure, information security including multiple CISO roles, and certifications across IT and information security, leads our InfoSec GRC organization and is responsible for the implementation, operation, and monitoring of our cybersecurity risk management program. Our CISO reports to the CIO, who reports to the Chief Executive Officer.

Responsible for assessing and managing our cyber risk management program, the InfoSec GRC organization is comprised of multiple teams that address and respond to cyber risk related to identification and access management, data protection, security architecture and engineering, security operations, insider threat, and cyber defense. The InfoSec GRC oversees compliance with our cybersecurity framework, including benchmarking within the organization and facilitates cybersecurity risk management activities. The InfoSec GRC teams also oversee the review and approval process of policies and the security awareness program. Each team reports directly to the Senior Director of Information Security who is responsible for informing the CIO, information technology leadership and senior leadership teams on the prevention, detection, mitigation, and remediation of the program, including cybersecurity incidents.

Item 2. Properties
Our corporate headquarters, primary research and development operations, and primary manufacturing operations are located within our Durham, North Carolina facilities. We also outsource the assembly and testing of certain products at contract manufacturing facilities throughout Asia. We maintain captive lines at some of our contract manufacturers. We also maintain sales and support offices in leased office premises in North America, Asia, and Europe. During fiscal 2025, we sold our existing facility in Farmers Branch, Texas, which was intended for use for epitaxy production, and our production facility in Research Triangle Park, North Carolina, which we had previously agreed to lease to MACOM in connection with the sale of the RF Business.
Details on our owned and leased facilities with significant operating activities as of June 29, 2025 are as follows:

Location	Principal Use	Approximate square footage
Owned Facilities
Durham, North Carolina - Silicon Drive Site	Administrative, Production and R&D	1,004,000
Marcy, New York	Administrative and Production	632,000
Siler City, North Carolina	Production	1,850,000

Leased Facilities
Durham, North Carolina - Moore Drive	Production	162,000
Fayetteville, Arkansas	R&D/Production	41,000

Item 3. Legal Proceedings
The information required by this item is set forth under Part II, Item 8, Note 2 - "Basis of Presentation and Summary of Significant Accounting Policies - Restructuring Support Agreement and Chapter 11 Cases" and Note 14, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the New York Stock Exchange under the trading symbol WOLF. There were 207 holders of record of our common stock as of August 20, 2025. Holders of record are defined as those shareholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
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
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index, assuming an investment of $100.00 on June 26, 2020 and the reinvestment of dividends.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
6/26/2020
6/27/2021
6/26/2022
6/25/2023
6/30/2024
6/29/2025
Wolfspeed, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	6/26/2020	6/27/2021	6/26/2022	6/25/2023	6/30/2024	6/29/2025
Wolfspeed, Inc.	$100.00	$170.75	$123.66	$85.63	$39.41	$0.72
Nasdaq Composite Index	100.00	148.25	120.67	141.53	187.46	215.81
Philadelphia Semiconductor Index	100.00	170.93	145.19	190.01	299.72	306.52
Sale of Unregistered Securities
There were no unregistered securities sold during fiscal 2025.

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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the SEC on August 22, 2024.
Executive Summary
The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with our consolidated financial statements included in Part II, Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Unless otherwise noted, the following information and discussion relates to our continuing operations.
Recent Events
Restructuring Support Agreement
On June 22, 2025, the Debtors entered into the Restructuring Support Agreement with (i) the Consenting Senior Secured Noteholders; (ii) the Consenting Convertible Noteholders; and (iii) Renesas.
We intend to substantially de-lever our capital structure on the terms set forth in the Restructuring Support Agreement through the Plan filed by the Debtors in the Chapter 11 Cases. The specific terms underlying the Restructuring Support Agreement are further detailed in the Plan.
The following is a summary of the material terms of the transactions contemplated by the Restructuring Support Agreement and the Plan:
•Senior Secured Notes. Holders of Senior Secured Notes are expected to receive their pro rata share of (i) New Senior Secured Notes, which will have substantially similar terms to the existing Senior Secured Notes with certain modifications to reduce go-forward cash interest and minimum liquidity requirements, (ii) a payment from the redemption of $250 million in principal amount of existing Senior Secured Notes at a redemption price of 109.875% of the principal amount being redeemed (to be paid with the proceeds of the Rights Offering described below), and (iii) certain commitment fees, subject to certain conditions.
•Convertible Notes. Holders of Convertible Notes are expected to receive their pro rata share of (i) rights to participate in the rights offering of New 2L Convertible Notes in the principal amount of $301.13 million, to be fully backstopped by certain holders of Wolfspeed’s existing Convertible Notes, and the issuance of additional New 2L Convertible Notes in the principal amount of $30.25 million pursuant to a premium, as discussed in more detail below under the section titled “Backstop Commitment Agreement,” (ii) the New 2L Takeback Notes in the principal amount of $296 million and (iii) 56.3% of the New Common Stock to be issued on the Plan Effective Date, subject to dilution from other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas. Wolfspeed is expected to provide certain registration rights with respect to certain shares of the New Common Stock underlying the New 2L Convertible Notes to certain holders of the existing Convertible Notes.
•Renesas. Subject to certain regulatory approvals and conditions set forth in the Plan, Renesas is expected to receive or be entitled to certain economic benefits associated with (i) new second-lien convertible notes in the principal amount of $204 million, (ii) 38.7% (subject to claims reconciliation in the Chapter 11 Cases) of the New Common Stock as of the Plan Effective Date, subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas, (iii) warrants to purchase 5% of the New Common Stock as of the Plan Effective Date (assuming conversion of convertible notes issued to Renesas and all New 2L Convertible Notes), and (iv) if certain regulatory approvals have not been obtained prior to the deadline described in the

Restructuring Support Agreement, certain contingent consideration, including the Reserve Cash, $15 million in the Additional New 2L Takeback Notes, 2.0% of the New Common Stock as of the Plan Effective Date, subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas, and the right to a one-year extension of the exercise period of the warrants. If certain regulatory approvals are obtained prior to the deadline described in the Restructuring Support Agreement and set forth in the Plan, Renesas will not be entitled to the Contingent Consideration and $10 million of the Reserve Cash will be remitted to or retained by Wolfspeed, $5 million of the Reserve Cash will be remitted to the holders of the Senior Secured Notes (on account of certain claims for commitment fees), the Additional New 2L Takeback Notes will not be issued, the 2.0% of the New Common Stock as of the Plan Effective Date will be distributed to the holders of existing equity interests (as discussed below), and the term of the warrants granted to Renesas will not be extended. Similar to the holders of existing Convertible Notes, Renesas will also be entitled to certain registration rights as set forth in the Restructuring Support Agreement.
•Unsecured Creditors. All other unsecured creditors are expected to be unimpaired and paid on the Plan Effective Date or in the ordinary course of business.
•Existing Equity Holders. Our existing equity interests will be cancelled, and existing equity holders are expected to receive their pro rata share of 3.0% or 5.0% of the New Common Stock as of the Plan Effective Date (depending on whether Renesas obtains certain regulatory approvals), subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas.
Consummation of the transactions contemplated by the Restructuring Support Agreement is subject to, among other things, approval of the Plan by the Bankruptcy Court. Accordingly, no assurance can be given that the transactions described therein will be consummated. Renesas’s receipt of regulatory approvals is not a condition precedent to the Plan Effective Date.
Backstop Commitment Agreement
On June 22, 2025, Wolfspeed entered into the Backstop Commitment Agreement with the Backstop Parties and the Holdback Parties. Pursuant to the Backstop Commitment Agreement (and subject to the terms and conditions therein), Wolfspeed initiated a rights offering on August 14, 2025 as contemplated under the Restructuring Support Agreement through the issuance of the New 2L Convertible Notes in an aggregate principal amount of $301.13 million, which were or are being offered at a purchase price of 91.3242% of the principal amount thereof. Sixty percent of the Rights Offering is being offered pro rata to all holders of Convertible Notes and the Backstop Parties have committed to purchase any unsubscribed portion of the Non-Holdback Rights Offering. The remaining 40% of the Rights Offering has been reserved for the Holdback Parties that have committed to purchasing their respective portions set forth in the Backstop Commitment Agreement. As consideration for the commitments by the Backstop Parties and Holdback Parties, the Backstop Parties and the Holdback Parties will be issued on the Plan Effective Date additional New 2L Convertible Notes in an aggregate principal amount of $30.25 million (the “Backstop Premium"), allocated ratably. If the Backstop Commitment Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of the Backstop Premium to the Backstop Parties and Holdback Parties on the earlier of the four months following the Petition Date or the effective date of an “Alternative Transaction” (as defined in the Backstop Commitment Agreement).
The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of certain conditions, including, among other things, that (i) the Bankruptcy Court will have entered an order approving the Backstop Commitment Agreement and the Disclosure Statement and confirming the Plan, (ii) the Plan Effective Date will have occurred, and (iii) the Restructuring Support Agreement remains in full force and effect.
Senior Secured Notes Amendment
On June 23, 2025, Wolfspeed, the Subsidiary Guarantors (as defined under the A&R Indenture (as defined below)), the Trustee and the Collateral Agent, entered into the Second Supplemental Indenture to the A&R Indenture, pursuant to which the parties thereto agreed to (i) release Wolfspeed Germany GmbH, a Subsidiary Guarantor, from its obligations under the Notes Documents (as defined under the A&R Indenture) and any related liens and (ii) exclude net proceeds of the sale of “Building 21” from the offer to repurchase requirement under the A&R Indenture.

Voluntary Petition
Subsequent to fiscal 2025 year-end, on the Petition Date, the Debtors filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to implement the Plan. On the Petition Date, the Debtors filed the Plan with the Bankruptcy Court. The Plan embodies the terms of, and transactions contemplated by, the Restructuring Support Agreement. On June 27, 2025, prior to commencing the Chapter 11 Cases, the Debtors commenced solicitation for approval of the Plan by eligible claimholders by transmitting its Disclosure Statement and related solicitation materials. The deadline for eligible claimholders to submit votes on the Plan was August 22, 2025. On July 1, 2025, the Bankruptcy Court entered an order approving Wolfspeed's request to administer the Chapter 11 Cases jointly for administrative purposes only under the caption In re Wolfspeed, Inc., et al. Wolfspeed continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The Debtors filed and received approval for customary first day motions with the Bankruptcy Court to ensure their ability to continue operating in the ordinary course of business, including authority to pay employees, vendors, and customers. The treatment under the Plan and the Bankruptcy Court-approved relief sought and received in Wolfspeed's “first day” motions collectively contemplate that vendors and other unsecured creditors will be paid in full and in the ordinary course of business.
See the section titled “Risk Factors – Risks related to our Chapter 11 Cases” for a discussion of the risks related to the Restructuring Support Agreement, the Plan and the Chapter 11 Cases.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials and device products in the power market, and our ability to win new designs for these applications. Demand also fluctuates based on various domestic and global economic and market cycles, continuously evolving industry supply chains, trade and tariff terms, and inflationary impacts, as well as evolving competitive dynamics in each of our respective markets. These uncertainties make demand difficult to forecast for us and our customers. Recently, we have been experiencing softening demand for our products. We continue to experience increased mid and long-term demand for our power products designed for electrical vehicle applications, though at a slower pace than initially expected. We believe that this reflects the value that the industry places on a transition to silicon carbide materials and devices while also evidencing a global focus on adopting higher efficiency energy solutions, including electric vehicle and related technologies. We believe these trends could have a significant positive impact on revenues in future periods.
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
•Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, geopolitical, economic and regulatory environment in the countries where we do business. We continue to monitor the recent changes in global trade policy, including tariffs and related trade actions announced by the United States, China and other countries. The degree to which such tariffs and other related actions impact our business, financial condition and results of operations will depend on future developments, which are uncertain. Changes in trade policy, such as the imposition or expansion of tariffs or export bans to specific customers or countries, could reduce or limit demand for, or increase the cost of production of, our products in certain markets.
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
Fiscal 2025 Overview
The following is a summary of our financial results for the year ended June 29, 2025:
•Our year-over-year revenue decreased by $49.6 million to $757.6 million primarily driven by weaker demand for applications serving the industrial and energy end markets, partially offset by continued growth from our automotive products.
•Gross margin decreased to (16.1)% in fiscal 2025 from 9.6% in fiscal 2024. Gross profit decreased to $(121.6) million in fiscal 2025 from $77.4 million in fiscal 2024. The decrease in gross margin is primarily due to the impact of our 2025 Restructuring Plan and changes in our product mix. Gross margin and gross profit for fiscal 2025 and 2024 include the impacts of $105.2 million and $124.4 million, respectively, of underutilization costs in connection with the start of production at the Mohawk Valley Fab, which began revenue production in late fiscal 2023.
•Operating loss from continuing operations was $1,329.2 million in fiscal 2025 as compared to $445.3 million in fiscal 2024. Operating loss for fiscal 2025 includes approximately $402.2 million of restructuring and related costs, $359.2 million of goodwill impairment charges, and $55.8 million of pre-petition charges relating to the Chapter 11 Cases.
•Combined cash, cash equivalents and short-term investments decreased to $955.4 million at June 29, 2025 from $2,174.6 million at June 30, 2024.
◦Net cash used in operating activities of continuing operations was $711.7 million in fiscal 2025 as compared to $671.3 million in fiscal 2024. The primary drivers of the increase in cash outflows during fiscal 2025 include cash costs related to the implementation of the 2025 Restructuring Plan and higher professional services spending related to our Chapter 11 Cases.
◦Purchases of property and equipment, net were $1,031.0 million (net of $240.4 million in reimbursements) in fiscal 2025 as compared to $2,095.5 million (net of $178.5 million in reimbursements) in fiscal 2024.
◦Debt, net, including convertible notes, was $6,538.0 million at June 29, 2025 and $6,161.1 million at June 30, 2024. The increase was due to the additional borrowings in the form of Senior Secured Notes and additions from paid-in-kind interest accrued to the principal balance during the fiscal year.
•Design-wins and design-ins decreased for fiscal 2025 compared to fiscal 2024. Design-wins for fiscal 2025 and the fourth quarter of fiscal 2025 were the second highest design-wins for a fiscal year and fiscal fourth quarter in company history, respectively.
Business Outlook
We believe we are uniquely positioned as an innovator in the global semiconductor industry. We are currently focused on three key priorities designed to put us on a path toward long-term growth and profitability:
•strengthening our balance sheet by optimizing our capital structure for sustainable growth
•improving the financial performance of the company
•deploying cost-efficient capital to support our growth plan and accelerate product innovation.
We believe these efforts will support our goals of delivering long-term growth and profitability, while enabling us to continue to invest in our business to further develop the technologies and accelerate the growth opportunities of silicon carbide materials and silicon carbide power devices and modules.
Strengthening Our Balance Sheet
Under the terms and transactions contemplated by the Restructuring Support Agreement and the Plan, upon successful emergence from Chapter 11, we expect to reduce our overall funded debt by approximately 70%, representing a debt reduction of approximately $4.6 billion and a reduction of its annual total cash interest payments by approximately 60%.

Improving Financial Performance
During the first quarter of fiscal 2025, we initiated a headcount reduction that upon its anticipated completion in fiscal 2026, is expected to result in a cumulative total headcount reduction of approximately 25%, and a facility consolidation plan, which is ultimately expected to result in the closure of our 150mm device fabrication facility in Durham, North Carolina as well as a realignment of related activities across the geographic regions in which we operate. We intend to optimize our cost structure as we focus on the acceleration of our transition from 150mm to 200mm silicon carbide devices. We have made targeted adjustments to the 2025 Restructuring Plan as we identify additional opportunities to optimize our cost structure while continuing to support future growth and meet long-term demand. Refer to Note 16, "Restructuring," to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional discussion of the financial impact of these activities.
In addition, we are focused on continuous improvement in the number of usable items in a production cycle (yield) as our manufacturing technologies become more complex. We have significantly improved yields and expect to continue to improve yields as we transition additional device production to the Mohawk Valley Fab, where we continued to realize ongoing yield improvements during fiscal 2025.
Deploying Cost-Efficient Capital
We incurred approximately $1 billion of net capital investment for the fiscal year ended June 29, 2025. Our net capital investment during fiscal 2025 includes approximately $0.2 billion of government incentives received for eligible expenditures, primarily under the AMIC refundable tax credits, as further discussed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements in Item 8 of this Annual Report. The buildings and critical infrastructure at our major expansion projects at the Mohawk Valley Fab and Siler City, North Carolina facility were substantially completed as of the end of fiscal 2025. We believe our installed capacity at our production facilities is able to support our current demand and we intend to scale our capacity at these new facilities with future demand for 200mm offerings. Consequently, we expect gross capital investment to decrease significantly to approximately $0.2 billion in fiscal 2026. We also expect to receive an additional $0.7 billion of incentives primarily related to the AMIC refundable tax credits during fiscal 2026.

Results of Operations
Selected consolidated statement of operations data for the years ended June 29, 2025, June 30, 2024 and June 25, 2023 is as follows:

	Fiscal Years Ended
	June 29, 2025		June 30, 2024		June 25, 2023
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$757.6	100.0%	$807.2	100.0%	$758.5	100.0%
Cost of revenue, net	879.2	116.1%	729.8	90.4%	515.6	68.0%
Gross (loss) profit	(121.6)	(16.1)%	77.4	9.6%	242.9	32.0%
Research and development	175.1	23.1%	201.9	25.0%	165.7	21.8%
Sales, general and administrative	190.5	25.1%	246.4	30.5%	214.3	28.3%
Factory start-up costs	85.2	11.2%	53.8	6.7%	160.2	21.1%
Gain on disposal of property and equipment	(20.0)	-2.6%	—	—%	—	—%
Goodwill impairment	359.2	47.4%	—	—%	—	—%
Restructuring and other expenses	417.6	55.1%	20.6	2.6%	14.5	1.9%
Operating loss	(1,329.2)	(175.4)%	(445.3)	(55.2)%	(311.8)	(41.1)%
Interest expense, net of capitalized interest	315.2	41.6%	246.3	30.5%	42.6	5.6%
Non-operating income, net	(25.5)	(3.4)%	(119.1)	(14.8)%	(94.6)	(12.5)%
Loss before income taxes	(1,618.9)	(213.7)%	(572.5)	(70.9)%	(259.8)	(34.3)%
Income tax (benefit) expense	(9.7)	(1.3)%	1.1	0.1%	0.7	0.1%
Net loss from continuing operations	(1,609.2)	(212.4)%	(573.6)	(71.1)%	(260.5)	(34.3)%
Net loss from discontinued operations	—	—%	(290.6)	(36.0)%	(69.4)	(9.1)%
Net loss	($1,609.2)	(212.4)%	($864.2)	(107.1)%	($329.9)	(43.5)%

Basic and diluted loss per share
Continuing operations	($11.39)		($4.56)		($2.09)
Net loss	($11.39)		($6.88)		($2.65)

Revenue
Revenue was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Power Products	$414.0	$415.6	$409.2	($1.6)	—%	$6.4	2%
Materials Products	$343.6	$391.6	$349.3	($48.0)	(12)%	$42.3	12%
Revenue	$757.6	$807.2	$758.5	($49.6)	(6)%	$48.7	6%
Net sales for fiscal 2025 as compared to fiscal 2024 were down 6% primarily driven by the following:
•Net sales of our Power Product offerings were primarily impacted by ongoing weakness in the industrial and energy end markets. This decrease has been partially offset by growth in demand for automotive applications, though we are continuing to experience slower growth for automotive applications than we previously expected.

•Net sales of our Materials Product offerings were primarily impacted by weaker end market demand, which has resulted in some of our customers adjusting the timing and size of their orders.
The slower than expected growth for electric vehicle applications and increase in global production capacity, particularly in China, has resulted in a supply imbalance and challenging competitive landscape for silicon carbide wafers and devices, particularly for 150mm offerings.
Gross Profit and Gross Margin
Gross profit and gross margin were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Gross (loss) profit	($121.6)	$77.4	$242.9	($199.0)	(257)%	($165.5)	(68)%
Gross margin	(16)%	10%	32%
The primary drivers of the decrease in gross profit and gross margin for fiscal 2025 compared to fiscal 2024 included:
•$97.1 million of costs incurred in connection with the 2025 Restructuring Plan, as discussed further in Note 16, "Restructuring" to our consolidated financial statements in Part II, Item 8 of this Annual Report, including $33.6M of accelerated depreciation on 150mm tooling and improvements and $63.5 million of manufacturing transition charges primarily related to planned excess capacity while we wind down operations at the Durham fab.

•Unfavorable changes in product mix driven by (1) a decrease in the percent of total net sales attributable to our higher-margin Materials Products offerings and (2) an increase in the percent of Power Product net sales attributable to lower margin automotive applications due to ongoing weakness in the industrial and energy end market. Production capacity in the Durham fab has shifted from industrial and energy products to automotive products, which have a higher production cost in that fab.

•$8.4 million of additional stock-based compensation charges primarily due to acceleration of unvested awards related to our 2025 Restructuring Plan and awarded grants during fiscal 2025.
The gross margin impact of the above items was partially offset by lower underutilization costs due to the timing of the Mohawk Valley Fab ramp. We incurred $105.2 million of underutilization costs at our Mohawk Valley Fab during fiscal 2025, compared to $124.4 million of underutilization costs during fiscal 2024.
As explained further below in Factory Start-up Costs, the operating costs of each of our new facilities will largely be reflected in cost of revenue, net once such facility reaches revenue generating production. During the period when revenue production begins, but before the facility is at its expected utilization level, we expect some of the costs to operate the facility will not be absorbed into the cost of inventory. We expect that these costs will continue to be substantial as we ramp up the facility to the expected or normal utilization level. The costs incurred to operate the new facilities in excess of the costs absorbed into inventory are referred to as underutilization costs and are expensed as incurred to cost of revenue, net.

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
Research and development expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Research and development	$175.1	$201.9	$165.7	($26.8)	(13)%	$36.2	22%
Percent of revenue	23%	25%	22%
The decreases in research and development expenses in fiscal 2025 compared to fiscal 2024 were primarily due to (i) lower people costs due to a planned decrease in salary and benefits costs related to lower headcount and (ii) lower material costs from a planned decrease in research and development wafer starts associated with product transfers and technology qualifications related to the Mohawk Valley Fab ramp.
Sales, General & Administrative
Sales, general and administrative ("SG&A") expenses are comprised of costs primarily associated with our sales and marketing personnel and our executive and administrative personnel (for example, finance, human resources, information technology and legal) and substantially consist of salaries and related compensation costs; consulting and other professional services (such as litigation and other outside legal counsel fees, pre-petition legal fees, audit and other compliance costs); marketing and advertising expenses; facilities and insurance costs; and travel costs.
SG&A expenses were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Sales, general & administrative	$190.5	$246.4	$214.3	($55.9)	(23)%	$32.1	15%
Percent of revenue	25%	31%	28%
The decrease in SG&A expenses during fiscal 2025 compared to the prior fiscal year was primarily driven by:
•$19.7 million reduction in salaries and other people costs related to planned reductions in headcount associated with our 2025 Restructuring Plan;
•$20.2 million reduction in stock-based compensation expense due to forfeitures and a decrease in fair value per share for new grants; and
•$8.9 million reduction related to travel and outside services expenditures (excluding pre-petition charges presented separately).
Factory Start-up Costs

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Factory start-up costs	$85.2	$53.8	$160.2	$31.4	58%	($106.4)	(66)%
Factory start-up costs relate to facilities that have not yet started revenue generating production. When a new facility begins revenue generating production, the operating costs of that facility previously expensed as start-up costs will instead be primarily expensed as part of the cost of the production within the cost of revenue, net line item in our statement of operations.

Factory startup costs in fiscal 2025 increased as compared to fiscal 2024 due to increased costs incurred in connection with the construction of our materials manufacturing facility in Siler City, North Carolina.
Gain on Disposal of Property and Equipment
Disposal gains on property and equipment were as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Gain on disposal of property and equipment	($20.0)	$—	$—	($20.0)	(100)%	$—	0%
Gain on disposal of property and equipment is primarily due to the sale of our Farmer's Branch and Research Triangle Park locations.
Goodwill Impairment

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Goodwill impairment	$359.2	$—	$—	$359.2	100%	$—	0%
The increase in goodwill impairment during fiscal 2025 compared to fiscal 2024 is due to the determination that our goodwill was impaired due to a triggering event during the fourth quarter of fiscal 2025. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" in Part II, Item 8 of this Annual Report for more information on our goodwill impairment.
Restructuring and Other Expenses
Restructuring and other expenses consisted of the following amounts:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Impairment losses on abandoned property and equipment	$176.5	$1.2	$2.0	$175.3	14,608%	$(0.8)	(40)%
Restructuring and other exit costs	134.9	—	—	134.9	100%	—	—%
Pre-petition charges	55.8	—	—	55.8	100%	—	—%
Project, transformation and transaction costs	29.5	18.3	7.4	11.2	61%	10.9	147%
Legal settlements	17.0	—	—	17.0	100%	—	—%
Executive severance costs	1.4	—	3.4	1.4	100%	(3.4)	(100)%
Other	2.5	1.1	1.7	1.4	127%	(0.6)	(35)%
Restructuring and other expenses	$417.6	$20.6	$14.5	$397.0	1,927%	$6.1	42%
The increase in Restructuring and other expenses during fiscal 2025 compared to fiscal 2024 was primarily driven by costs related to the 2025 Restructuring Plan, including associated losses on impairment of other assets and the pre-petition charges incurred prior to the filing of the Chapter 11 Cases. Additionally, during the third quarter of fiscal 2025, we agreed to settle several ongoing legal matters and recognized the associated financial statement impact of those settlements in other operating expense.
Refer to Note 16, "Restructuring," in Part II, Item 8 of this Annual Report for more information on Restructuring and Other Exit Costs. Refer to Note 14, "Commitments and Contingencies," in Part II, Item 8 of this Annual Report for more information on our accounting for contingent losses.

Interest Expense, net of Capitalized Interest

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Interest expense, net of capitalized interest	$315.2	$246.3	$42.6	$68.9	28%	$203.7	478%
Interest expense, net of capitalized interest. The increase in interest expense in fiscal 2025 as compared to fiscal 2024 was primarily due to higher average debt outstanding and higher average borrowing rate, partially offset, by a corresponding increase in capitalized interest during fiscal 2025, due to our significant expansion projects under construction. As we near substantial completion of the initial phase of these initiatives, we expect the amount of interest expense eligible for capitalization to decrease in future periods.
Non-Operating Income, net
Non-operating income, net was comprised of the following:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Interest income	($67.6)	($135.0)	($58.2)	$67.4	50%	($76.8)	(132)%
Gain on legal proceedings	—	—	(50.3)	—	—%	50.3	100%
Loss on customs matter	—	7.7	—	(7.7)	(100)%	7.7	100%
Unrealized gain on equity investment	(22.6)	(18.5)	—	(4.1)	(22)%	(18.5)	(100)%
Loss on Wafer Supply Agreement	9.2	25.3	13.6	(16.1)	(64)%	11.7	86%
Write-off of deferred financing costs	54.7	—	—	54.7	100%	—	—%
Other expense, net	0.8	1.4	0.3	(0.6)	(43)%	1.1	367%
Non-operating income, net	($25.5)	($119.1)	($94.6)	$93.6	79%	($24.5)	(26)%
Interest income. The decrease in interest income in fiscal 2025 compared to fiscal 2024 was primarily due to the lower short-term investment balances and a lower interest rate environment.
Write-off of Deferred Financing Costs. We recognized charges of $54.7 million related to commitment fee assets and liabilities on undrawn tranches of our Senior Secured Notes and the portion of debt issuance costs allocated to those tranches. Due to the Restructuring Support Agreement and Chapter 11 Cases, the undrawn borrowing capacity under the Senior Secured Notes is no longer available.
Unrealized gain on equity investment. The loss (gain) on equity investment for fiscal 2025 and 2024, respectively, relates to changes in fair value of the shares of MACOM's common stock received as partial consideration for the sale of the RF Business (the "MACOM Shares").
Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Business to SGH and its wholly owned subsidiary CreeLED, Inc. ("CreeLED" and collectively with SGH, "SMART") in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the "Wafer Supply Agreement"), pursuant to which we supplied CreeLED with certain silicon carbide materials and fabrication services for up to four years. We recognized a supply agreement liability in connection with this agreement, which reached full amortization in the second quarter of fiscal 2023. We terminated the Wafer Supply Agreement effective as of September 30, 2024.

Income Tax Expense
Income tax expense and our effective tax rate was as follows:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Income tax expense	($9.7)	$1.1	$0.7	(10.8)	(982)%	0.4	57%
Effective tax rate	1%	—%	—%
The change in the effective tax rate for fiscal 2025 compared to fiscal 2024 was primarily driven by the reversal of the deferred tax liability associated with our goodwill upon the impairment recognized during fiscal 2025.
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

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025		2023 to 2024
Net loss from discontinued operations	$—	($290.6)	$(69.4)	$290.6	100%	($221.2)	(319)%
Net loss from discontinued operations in fiscal 2024 included a $204.0 million loss on sale of our former RF Business.
Liquidity and Capital Resources
Chapter 11 Cases and 2025 Restructuring Plan
As a result of our financial condition and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern for one year from the date of this Annual Report. The consolidated financial statements in Part II, Item 8 of this Annual Report were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements, and the availability to us of adequate capital resources are difficult to predict at this time. In addition, we have incurred, and continue to incur, material reorganization and administrative expenses in connection with the Chapter 11 Cases and the 2025 Restructuring Plan. Notwithstanding the protections available to us under the Bankruptcy Code, if our future sources of liquidity are insufficient, we will face substantial liquidity constraints and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these consolidated financial statements.
Our ability to continue as a going concern is contingent upon our ability to receive approval of the Plan from the Bankruptcy Court, successfully implement the Plan, and successfully emerge from Chapter 11 and generate sufficient liquidity to meet our obligations and operating needs, among other factors. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying consolidated financial statements. There are substantial risks and uncertainties related to (i) our ability to successfully emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships. See the section titled “Risk Factors – Risks related to our Chapter 11 Cases” for a discussion of the risk and uncertainties related to the Chapter 11 Cases. For a detailed discussion about the Chapter 11 Cases, refer to “Note 2— Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.

Overview
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	Change
Cash and cash equivalents	$467.2	$1,045.9	($578.7)
Short-term investments	488.2	1,128.7	(640.5)
Total cash, cash equivalents and short-term investments	$955.4	$2,174.6	($1,219.2)
The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended			Year-Over-Year Change
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023	2024 to 2025	2023 to 2024
Cash used in operating activities of continuing operations	($711.7)	($671.3)	($102.2)	($40.4)	($569.1)
Cash used in investing activities of continuing operations	(268.1)	(1,940.2)	(1,139.2)	1,672.1	(801.0)
Cash provided by financing activities of continuing operations	400.1	1,958.0	2,597.1	(1,557.9)	(639.1)
Effect of foreign exchange changes	1.0	(0.2)	—	1.2	(0.2)
Cash used in discontinued operations	—	(57.4)	(48.2)	57.4	(9.2)
Net increase (decrease) in cash and cash equivalents	($578.7)	($711.1)	$1,307.5	$132.4	($2,018.6)
Our principal sources of liquidity in fiscal 2025 included:
•cash on hand from prior period debt financing, including the CRD Agreement;
•receipts from customers and other operating activities;
•proceeds from the sale of our Farmer's Branch and RTP facilities;
•reimbursements received under the AMIC refundable tax credit and other government incentives;
•proceeds from debt issuances under our Senior Secured Notes and cash interest savings from paid-in-kind interest under our Senior Secured Notes and the CRD Agreement; and
•proceeds from our at-the-market offering program.
Cash on hand during the fiscal 2025 was primarily used for the following:
•capital expenditures related to our significant expansion projects;
•normal recurring operating expenses;
•professional service fees associated with our debt restructuring initiatives including preparing for the Chapter 11 Cases; and
•implementation of the 2025 Restructuring Plan.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•professional service fees associated with our Chapter 11 Cases; and
•repayments of debt and interest.
We expect that our current operating forecast over the next 12 months will allow us to maintain operations and meet our obligations to customers, vendors and employees in the ordinary course of business. However, due to the inherent uncertainty of our ongoing Chapter 11 Cases and the events of default on all outstanding debt triggered by the filing of the Chapter 11 Cases, management has concluded that there is substantial doubt about our ability to continue as a going concern as of the issuance date of the consolidated financial statements included in this Annual Report, in accordance with the requirements of Accounting Standards Codification ("ASC") 205-40, “Presentation of Financial Statements – Going Concern.”
Liquidity
Expected Liquidity after Chapter 11 Cases
Under the terms contemplated by the Restructuring Support Agreement and the Plan, upon successful emergence from the Chapter 11 Cases, the Company expects to have reduced its overall funded debt by approximately 70%, representing a reduction of approximately $4.6 billion and a reduction of its annual total cash interest payments by approximately 60%.

Key terms of the Restructuring Support Agreement are as follows:
•Pursuant to the transactions contemplated by the Restructuring Support Agreement, the Company expects to receive an aggregate of $301 million of new financing in the form of the New 2L Convertible Notes, fully backstopped by certain holders of our existing Convertible Notes.
•The Restructuring Support Agreement contemplates a paydown of $250 million in principal amount of existing Senior Secured Notes at a redemption price of 109.875% of the principal amount being redeemed, with certain modifications to reduce go-forward cash interest and minimum liquidity requirements.
•The Restructuring Support Agreement also contemplates an exchange of $5.2 billion in principal amount of existing Convertible Notes and Renesas’ existing loan for new notes with a principal amount of $500 million and 95% of the New Common Stock, subject to dilution from other equity issuances, with Renesas' loan claims entitled to additional incremental consideration to the extent certain regulatory approvals are not obtained by an agreed upon deadline.
•Pursuant to the transactions, existing equity interests in Wolfspeed will be cancelled and existing equity holders will receive their pro rata share of 3.0% or 5.0% of the New Common Stock (depending on whether Renesas receives certain regulatory approvals), subject to dilution from other equity issuances and potential reduction from certain events.
•All other unsecured creditors are expected to be unimpaired and paid on the Plan Effective Date or in the ordinary course of business. The Plan is expected to become effective by the end of the third quarter of calendar year 2025.
The Chapter 11 Cases will likely limit our ability to utilize our net operating loss carryforwards (and/or certain other tax attributes, excluding certain refundable tax credits such as the AMIC) that are generated before the Plan Effective Date.
There are substantial risks and uncertainties related to our ability to successfully emerge from Chapter 11 and the effects of disruption from the Chapter 11 Cases which may make it more difficult to maintain business, financing and operational relationships. Refer to Part I, Item 1A "Risk Factors - Risks related to our Chapter 11 Cases" of this Annual Report.
The filing of the Chapter 11 Cases constituted events of default that accelerated our obligations under the Indentures. As a result, the principal and interest due under our outstanding Senior Secured Notes, Convertible Notes, and CRD Agreement became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We do not have sufficient cash on hand or available liquidity to repay such outstanding debt.
In addition to ordinary operating expenses, our estimated future obligations consist of leases, debt, and interest on long-term debt. For a description of contractual obligations, including lease and debt obligations, see Note 5, "Leases," Note 9, "Debt," and Note 14, "Commitments and Contingencies," in our consolidated financial statements included in Part II, Item 8 of this Annual Report.
We will continue to have take-or-pay inventory supplier agreements that require a minimum of $202.1 million of purchases over the next four years and a commitment to provide quarterly capacity reservation deposits with a remaining total of $3.5 million over the next 3 months, as outlined further in Note 14, "Commitments and Contingencies," to our consolidated financial statements in Part II, Item 8 of this Annual Report. We will also be required to purchase electricity for our facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $62.4 million over the next 5 years and approximately $25.7 million over the next 8 years, respectively.
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

We also expect to receive an additional $0.7 billion of incentives primarily related to the AMIC refundable tax credits during fiscal 2026. We also continue to actively pursue opportunities for federal funding, including but not limited to awards that may be made available through the CHIPS Act or other programs, including the recently established United States Investment Accelerator Office ("federal funding opportunities"). On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes changes to U.S. tax law including increasing the AMIC to 35 percent from 25 percent for property placed in service after December 31, 2025 and providing for the immediate expensing of U.S. research expenditures and eligible capital expenditures. The effects of the OBBBA become effective to the Company beginning in fiscal 2026. We are currently evaluating the effect of the legislation on our financial statements.
Liquidity Prior to and During Chapter 11 Cases
In the first quarter of fiscal 2025, we initiated the 2025 Restructuring Plan, which includes a headcount reduction that is currently on-going and facility closure and consolidation plan intended to optimize our cost structure as we focus on the acceleration of our transition from 150mm to 200mm silicon carbide devices. We expect to realize approximately $250 million of annualized cost savings upon completion of these initiatives. Please refer to Part II, Item 8, Note 16 - "Restructuring" for additional information.
In the second quarter of fiscal 2025, we issued an additional $250.0 million aggregate principal amount of Senior Secured Notes. The 2030 Senior Notes Indenture permitted us to issue additional tranches up to $500.0 million subject to certain conditions. Pursuant to the terms of the Restructuring Support Agreement and the subsequent filing of the Chapter 11 Cases, we are no longer able to borrow the $500 million undrawn commitment under the Senior Secured Notes.
In the second quarter of fiscal 2025, we filed a shelf registration statement on Form S-3 to register for possible future sale shares of our common stock. The registration statement became automatically effective upon filing with the SEC on December 9, 2024. Under this shelf registration statement, we implemented an at-the-market offering program (the “ATM Program”) as described in the prospectus supplement filed with the SEC on December 9, 2024. As discussed further in Note 10, “Shareholders” Equity” to our consolidated financial statements in Part II, Item 8 of this Annual Report, the ATM Program was conducted pursuant to an equity distribution agreement with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the “Managers”). The ATM Program concluded on January 14, 2025, and we completed the sale of approximately 27.8 million additional shares of common stock for total gross proceeds of approximately $200.0 million and net proceeds of approximately $195.2 million, after $4 million in commissions to the Managers and $0.8 million in other offering costs.
In the first quarter of fiscal 2024, we entered into the CRD Agreement with Renesas, pursuant to which Renesas agreed to provide us up to $2.0 billion in unsecured deposits, which we received during fiscal 2024. As discussed in Note 9, "Debt," to our consolidated financial statements in Part II, Item 8 of this Annual Report, we entered into an amendment to the CRD Agreement in October 2024 to permit us to pay the accrued interest on the outstanding loans payable on the last business day of each of December 2024 and June 2025 by adding those amounts to the outstanding principal amount of the loans rather than in cash, reducing our expected cash interest payments in fiscal 2025 by approximately $120.0 million.
We expect that our current operating forecast over the next 12 months will allow us to maintain operations and meet our obligations to customers, vendors and employees in the ordinary course of business. However, due to the inherent uncertainty of our ongoing Chapter 11 Cases and the events of default on all outstanding debt triggered by the filing of the Chapter 11 Cases, management has concluded that there is substantial doubt about our ability to continue as a going concern as of the issuance date of the consolidated financial statements included in this Annual Report, in accordance with the requirements of ASC 205-40, “Presentation of Financial Statements – Going Concern.”
Capital Expenditures
We believe that upon the successful implementation of our debt restructuring contemplated by the terms of the Restructuring Support Agreement and our ongoing Chapter 11 Cases, we will have the ability to navigate the current environment while maintaining our capital expenditure plans to support future growth to meet long-term demand. The initial phases of our major expansion projects at the Mohawk Valley Fab and Siler City, North Carolina facility was substantially completed as of late fiscal 2025. Consequently, we expect gross capital investment to decrease significantly, to approximately $0.2 billion in fiscal 2026. We also believe our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase.

Cash Flows
Refer to the "Overview" section for a summary of our cash flows for the periods presented. A narrative discussion of the drivers for the changes in our cash flows between fiscal 2024 and fiscal 2025 is included below.
Cash Flows from Operating Activities
Net cash used in operating activities increased in fiscal 2025 as compared to fiscal 2024 primarily due to severance and other cash charges related to the 2025 Restructuring Plan, lower revenues, and higher interest payments, partially offset by benefits realized from our restructuring and cost savings initiatives.
Cash Flows from Investing Activities
Our investing activities primarily relate to short-term investment transactions, purchases of property and equipment, and property and equipment related reimbursements.
The decrease in net cash used in investing activities in fiscal 2025 as compared to fiscal 2024 was primarily due to a decrease in net property and equipment purchases of $1,064.5 million, a decrease in purchases of short term investments and a decrease in net proceeds from maturities and sales of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2025 primarily consisted of $0.2 billion in net proceeds from the issuance of additional long term debt borrowings and $0.2 billion proceeds from our ATM Program.
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, equity prices, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 29, 2025 and June 30, 2024. Actual results may differ materially.
Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, United States agency securities, United States treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 29, 2025 and June 30, 2024, our cash equivalents and short-term investments had a fair value of $595.7 million and $1,226.0 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $6.0 million at June 29, 2025 and $12.3 million at June 30, 2024.
Equity Prices
In connection with the RF Business Divestiture, we received the MACOM Shares which had a market value of approximately $102.0 million as of June 29, 2025, based on the closing price of MACOM common stock on June 27, 2025, the last trading day of our fourth fiscal quarter. If quoted market values on MACOM's common stock were to hypothetically decrease 10%, the fair value of the MACOM Shares would decrease by $10.2 million at June 29, 2025.
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
Commodities
We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific or trade policy changes or other factors outside of our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.

Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 29, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(b) of SEC Regulation S-K.
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
Revenue Recognition
For the year ended June 29, 2025, approximately a third of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include value added resellers, manufacturers who incorporate our products into their own manufactured goods, or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. We write-down our inventories for estimated obsolescence equal to the difference between the cost of the inventory and its net realizable value based upon an aging analysis of the inventory on hand utilizing specific reserve percentages, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. We also analyze sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. For example, we adjust for items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. In addition, our international sales and purchases are subject to numerous United States and foreign laws and regulations which may limit or restrict our sales and shipments to foreign customers. Any adjustment to our inventories as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of revenue.
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
Deferred Tax Asset Valuation Allowances
In accordance with Financial Accounting Standards Board ("FASB") ASC 740, “Income Taxes” ("ASC 740"), we evaluate all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a deferred tax asset is more likely than not to be realized. In assessing the adequacy of a recognized valuation allowance, we consider all available positive and negative evidence to estimate if sufficient future taxable income of the right character will be generated to utilize the existing deferred tax assets by jurisdiction. This consideration includes a variety of factors such as historical and projected future taxable income and prudent and feasible tax planning strategies. When we establish or increase a valuation allowance, our income tax expense increases in the period such a determination is made; conversely, if we decrease a valuation allowance, our income tax expense decreases in the period such a determination is made.
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
A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have established an unrecognized benefit or are required to pay amounts in excess of what we have recognized, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash, existing deferred tax assets, and/or result in an increase in our effective tax rate in the year of resolution, whereas a favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Stock-Based Compensation
We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. We currently use the Black-Scholes option-pricing model to estimate the fair value of our Employee Stock Purchase Plan ("ESPP") awards. The grant date fair value of performance stock units that vest upon meeting certain market conditions is estimated using the Monte Carlo valuation model. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.
Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in our financial statements. For restricted stock and stock unit awards, grant date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term. As of June 29, 2025, we have $74.6 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.48 years.
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
Historically, we derived a reporting unit’s fair value through a combination of the market approach and the income approach (a discounted cash flow analysis). The market and income approaches require significant judgment, including (i) the estimation of future revenues, gross margins, and operating expenses, all of which are dependent on internal forecasts, current and anticipated economic conditions and trends, (ii) the selection of market multiples through an assessment of the reporting unit’s performance relative to peer competitors, (iii) the estimation of the long-term revenue growth rate and discount rate from the capital asset pricing model and (iv) the determination of our weighted average cost of capital.
During the fourth quarter of fiscal 2025, we identified the existence of potential indicators of impairment, performed an interim goodwill impairment assessment, and determined the $359.2 million goodwill balance was fully impaired. As part of the interim assessment completed in the fourth quarter of fiscal 2025, the Company determined a market approach based on overall business enterprise value (determined by the fair value of equity plus the fair value of debt) was a more appropriate method of estimating the reporting unit's fair value, given the sustained decrease in the Company's market capitalization and observable market prices of the Company's long-term debt obligations, where available.
Under the market approach, the fair value of the reporting unit was calculated based on the implied equity value of the reporting unit (market capitalization, including consideration of how a reasonable range of control premiums, would impact the measurement of any goodwill impairment loss, if applicable) plus the implied fair value of the interest-bearing debt (based on market prices for its debt, if available, and/or observable inputs for certain debt instruments where market prices were not available). The indicated carrying value of the reporting unit, represented by the negative equity of the reporting unit adjusted for the book value of interest-bearing debt was compared to the calculated fair value of the reporting unit. The goodwill of the reporting unit was determined to be fully impaired.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Financial and Market Risks” included in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wolfspeed, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Wolfspeed, Inc. and its subsidiaries (the "Company") as of June 29, 2025 and June 30, 2024, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended June 29, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2025 and June 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company, together with its wholly owned subsidiary Wolfspeed Texas LLC, has filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Changes in Accounting Principle
As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt on June 27, 2022.
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
Valuation of Inventories – Estimate of Obsolescence Reserves
As described in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first out (“FIFO”) method or an average cost method. As of June 29, 2025, the Company’s consolidated inventory balance was $435.4 million, net of reserves. A significant portion of the reserves relate to obsolescence reserves. Management writes down its inventories for estimated obsolescence equal to the difference between the cost of the inventory and its net realizable value based upon an aging analysis of the inventory on-hand utilizing specific reserve percentages, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand.
The principal considerations for our determination that performing procedures relating to the valuation of inventories – estimate of obsolescence reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of obsolescence reserves and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to the reserve percentages used in the aging analysis of the inventory on-hand and future demand.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimate of obsolescence reserves. These procedures also included, among others, (i) testing management’s process for developing the estimate of obsolescence reserves; (ii) evaluating the appropriateness of management’s estimation methodology; (iii) testing the completeness and accuracy of the underlying data used in developing the estimate of obsolescence reserves; and (iv) evaluating the reasonableness of the significant assumptions used by management related to reserve percentages used in the aging analysis of inventory on-hand and future demand. Evaluating the reasonableness of management’s assumptions related to reserve percentages used in the aging analysis of inventory on-hand and future demand involved considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; (iii) a comparison of the prior year estimates to actual results in the current year; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 26, 2025

We have served as the Company’s auditor since 2013.

WOLFSPEED, INC.
CONSOLIDATED BALANCE SHEETS

	June 29, 2025	June 30, 2024
in millions of U.S. Dollars, except share data in thousands
Assets
Current assets:
Cash and cash equivalents	$467.2	$1,045.9
Short-term investments	488.2	1,128.7
Total cash, cash equivalents and short-term investments	955.4	2,174.6
Accounts receivable, net	178.8	147.4
Inventories	435.4	440.7
Investment tax credit receivable	653.4	—
Prepaid expenses	97.2	56.6
Other current assets	222.0	180.3
Total current assets	2,542.2	2,999.6
Property and equipment, net	3,916.5	3,652.3
Goodwill	—	359.2
Intangible assets, net	23.8	23.9
Long-term receivables	2.0	2.3
Other long-term investments	—	79.3
Deferred tax assets	1.1	1.1
Long-term investment tax credit receivable	105.0	641.8
Other assets	263.8	225.1
Total assets	$6,854.4	$7,984.6

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$280.2	$523.6
Contract liabilities and distributor-related reserves	50.0	62.3
Income taxes payable	0.8	1.0
Finance lease liabilities	0.5	0.5
Current maturity on long-term borrowings	6,538.0	—
Other current liabilities	220.5	77.9
Total current liabilities	7,090.0	665.3
Long-term liabilities:
Long-term debt	—	3,126.2
Convertible notes, net	—	3,034.9
Deferred tax liabilities	0.5	10.8
Finance lease liabilities - long-term	8.4	8.9
Other long-term liabilities	202.6	256.4
Total long-term liabilities	211.5	6,437.2
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at June 29, 2025 and June 30, 2024; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at June 29, 2025 and 400,000 shares authorized at June 30, 2024; 155,643 and 126,409 shares issued and outstanding at June 29, 2025 and June 30, 2024, respectively	0.2	0.2
Additional paid-in-capital	4,094.1	3,821.9
Accumulated other comprehensive loss	(3.8)	(11.6)
Accumulated deficit	(4,537.6)	(2,928.4)
Total shareholders’ equity	(447.1)	882.1
Total liabilities and shareholders’ equity	$6,854.4	$7,984.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 29, 2025	June 30, 2024	June 25, 2023
in millions of U.S. Dollars, except share data
Revenue, net	$757.6	$807.2	$758.5
Cost of revenue, net	879.2	729.8	515.6
Gross (loss) profit	(121.6)	77.4	242.9
Operating expenses:
Research and development	175.1	201.9	165.7
Sales, general and administrative	190.5	246.4	214.3
Factory start-up costs	85.2	53.8	160.2
Gain on disposal of property and equipment	(20.0)	—	—
Goodwill impairment	359.2	—	—
Restructuring and other expenses	417.6	20.6	14.5
Operating loss	(1,329.2)	(445.3)	(311.8)
Interest expense, net of capitalized interest	315.2	246.3	42.6
Non-operating income, net	(25.5)	(119.1)	(94.6)
Loss before income taxes	(1,618.9)	(572.5)	(259.8)
Income tax (benefit) expense	(9.7)	1.1	0.7
Net loss from continuing operations	(1,609.2)	(573.6)	(260.5)
Net loss from discontinued operations	—	(290.6)	(69.4)
Net loss	($1,609.2)	($864.2)	($329.9)

Basic and diluted loss per share
Continuing operations	($11.39)	($4.56)	($2.09)
Net loss	($11.39)	($6.88)	($2.65)

Weighted average shares - basic and diluted (in thousands)	141,320	125,693	124,374
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	June 29, 2025	June 30, 2024	June 25, 2023
in millions of U.S. Dollars
Net loss	($1,609.2)	($864.2)	($329.9)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	7.8	13.5	0.2
Comprehensive loss	($1,601.4)	($850.7)	($329.7)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
in millions of U.S. Dollars	June 29, 2025	June 30, 2024	June 25, 2023
Operating activities:
Net loss	($1,609.2)	($864.2)	($329.9)
Net loss from discontinued operations	—	(290.6)	(69.4)
Net loss from continuing operations	(1,609.2)	(573.6)	(260.5)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation and amortization	252.1	181.0	145.6
Amortization and write-off of deferred financing costs	103.6	28.4	7.5
Goodwill impairment	359.2	—	—
Stock-based compensation	73.3	84.9	72.7
Unrealized gain on equity investment	(22.6)	(18.5)	—
Impairment of right-of-use assets	4.8	—	—
Gain on sale of property	(20.0)	—	—
Loss on disposal or impairment of property and equipment	171.7	1.2	3.8
Amortization of premium on investments, net	(9.1)	(27.5)	(4.7)
Paid-in-kind interest on long-term debt	83.2	—	—
Deferred income taxes	(10.3)	0.2	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	(31.4)	7.4	(4.6)
Inventories	1.3	(152.3)	(93.1)
Prepaid expenses and other assets	(47.1)	(124.7)	(20.8)
Accounts payable	(48.7)	(45.8)	27.0
Accrued salaries and wages and other liabilities	60.0	(50.2)	(0.7)
Contract liabilities and distributor-related reserves	(22.5)	18.2	25.1
Net cash used in operating activities of continuing operations	(711.7)	(671.3)	(102.2)
Net cash used in operating activities of discontinued operations	—	(54.3)	(40.4)
Cash used in operating activities	(711.7)	(725.6)	(142.6)
Investing activities:
Purchases of property and equipment	(1,271.4)	(2,274.0)	(949.6)
Purchases of patent and licensing rights	(5.3)	(5.9)	(4.9)
Proceeds from sale of property and equipment	85.9	0.4	1.7
Purchases of short-term investments	(390.9)	(1,601.1)	(1,191.0)
Proceeds from maturities of short-term investments	986.7	1,448.4	637.2
Proceeds from sale of short-term investments	86.5	237.9	110.1
Reimbursement of capital expenditures from incentives and investment credits	240.4	178.5	155.5
Proceeds from sale of business	—	75.6	101.8
Net cash used in investing activities of continuing operations	(268.1)	(1,940.2)	(1,139.2)
Net cash used in investing activities of discontinued operations	—	(3.1)	(7.8)
Cash used in investing activities	(268.1)	(1,943.3)	(1,147.0)
Financing activities:
Proceeds from long-term debt borrowings	240.0	2,000.0	1,200.0
Proceeds from convertible notes	—	—	1,750.0
Payments of deferred financing costs	(47.9)	(46.0)	(82.1)
Cash paid for capped call transactions	—	—	(273.9)
Proceeds from issuance of common stock	203.9	23.4	23.8
Tax withholding on vested equity awards	(3.9)	(18.0)	(19.2)
Payments on long-term debt borrowings, including finance lease obligations	(0.5)	(0.4)	(0.5)
Incentive-related escrow refunds	10.0	—	—
Commitment fees on long-term incentive agreement	(1.5)	(1.0)	(1.0)
Cash provided by financing activities	400.1	1,958.0	2,597.1
Effects of foreign exchange changes on cash and cash equivalents	1.0	(0.2)	—
Net change in cash and cash equivalents	(578.7)	(711.1)	1,307.5
Cash and cash equivalents, beginning of period	1,045.9	1,757.0	449.5
Cash and cash equivalents, end of period	$467.2	$1,045.9	$1,757.0
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Number of Shares	Par Value
Share data in thousands, U.S. Dollar information in millions
Balance at June 26, 2022	123,795	$0.2	$4,228.4	($1,764.0)	($25.3)	$2,439.3
Net loss	—	—	—	(329.9)	—	(329.9)
Unrealized gain on available-for-sale securities	—	—	—	—	0.2	0.2
Tax withholding on vested equity awards	—	—	(19.2)	—	—	(19.2)
Stock-based compensation	—	—	84.9	—	—	84.9
Issuance of shares under the employee stock purchase plan	999	—	23.8	—	—	23.8
Adoption of ASU 2020-06	—	—	(333.0)	29.7	—	(303.3)
Capped call transactions related to the issuance of convertible notes due December 1, 2029	—	—	(273.9)	—	—	(273.9)
Balance at June 25, 2023	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(864.2)	—	(864.2)
Unrealized gain on available-for-sale securities	—	—	—	—	13.5	13.5
Tax withholding on vested equity awards	—	—	(18.0)	—	—	(18.0)
Stock-based compensation	—	—	105.5	—	—	105.5
Issuance of shares under the employee stock purchase plan	1,615	—	23.4	—	—	23.4
Balance at June 30, 2024	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
Net loss	—	—	—	(1,609.2)	—	(1,609.2)
Unrealized gain on available-for-sale securities	—	—	—	—	7.8	7.8
Tax withholding on vested equity awards	—	—	(3.9)	—	—	(3.9)
Stock-based compensation	—	—	72.2	—		72.2
Issuance of shares under the employee stock purchase plan	1,440	—	8.7	—	—	8.7
Issuance of shares under the at-the-market offering program, net of issuance costs	27,794	—	195.2	—	—	195.2
Balance at June 29, 2025	155,643	$0.2	$4,094.1	($4,537.6)	($3.8)	($447.1)
The accompanying notes are an integral part of the consolidated financial statements.

WOLFSPEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business
Overview
Wolfspeed, Inc. (the "Company") is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. The Company’s product families include silicon carbide materials and power devices targeted for various applications such as electric vehicles, fast charging and renewable energy and storage.
Previously, the Company designed, manufactured and sold radio-frequency ("RF") devices. As discussed more fully below in Note 3, “Discontinued Operations,” on December 2, 2023, the Company completed the sale of certain assets and subsidiaries comprising its RF product line.
The Company classified the results and cash flows of the RF product line as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for the fiscal year ended June 30, 2024 ("fiscal 2024"). Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to the Company's continuing operations.
The Company’s continuing operations consist of power devices, which are used in electric vehicles, motor drives, power supplies, solar and transportation applications and silicon carbide and gallium nitride ("GaN") materials, which are targeted for customers who use them to manufacture products for RF, power and other applications.
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
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year's presentation, which include the moving of amounts related to impairments previously presented in "Loss/gain on disposal or impairment", and "Amortization of acquired intangibles" to "Restructuring and other expenses", and to separate "Interest expense, net of capitalized interest" out of "Non-operating income, net". These reclassifications had no effect on previously reported net loss or shareholders’ equity.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company's 2025 and 2023 fiscal years were 52-week fiscal years. The Company’s 2024 fiscal year was a 53-week fiscal year. The next 53-week fiscal year will be for the Company's 2030 fiscal year.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, valuation of inventories, tax related contingencies, valuation of refundable tax credits, valuation of stock-based compensation, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Segment Information
The Company has one reportable segment representing the entity as a whole, aligning with our organizational structure and with the way our chief operating decision maker ("CODM"), who is our Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.
The CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. Our CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate whether and how to reinvest profits into the entity’s operations, shareholder return, acquisitions or otherwise. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are "Restructuring and other expenses", "Interest expense, net of capitalized interest" "Non-operating income, net" and "income tax (benefit) expense". These income and expense items are included on the Consolidated Statements of Operations and in our notes to the Consolidated Financial Statements. The CODM reviews segment assets at the same level or category as presented on the Consolidated Balance Sheet.
Restructuring Support Agreement and Chapter 11 Cases
On June 22, 2025, the Company and its wholly owned subsidiary, Wolfspeed Texas LLC (together with the Company, the “Debtors”), entered into a Restructuring Support Agreement (together with all exhibits, annexes and schedules thereto, and as may be amended, supplemented or modified from time to time, the “Restructuring Support Agreement”) with key debtholders, including (i) holders of more than 97% of the outstanding principal amount of the Company's Senior Secured Notes due 2030 (“Senior Secured Notes”), (ii) Renesas Electronics America Inc. (“Renesas”) and (iii) holders of more than 67% of the outstanding principal amount of the Company's Convertible Notes (as defined below), pursuant to which these debtholders have committed to support and, as discussed below, vote in favor of the Plan (as defined below). Through the Plan, the Company intends to substantially de-lever its capital structure on the terms set forth in the Restructuring Support Agreement through the Chapter 11 Cases (as defined below) (the “Reorganization”). If and when completed, the Reorganization is expected to reduce the Company’s (i) overall funded debt by approximately 70%, representing a reduction of approximately $4.6 billion, and (ii) annual interest expense by approximately 60%.
The Restructuring Support Agreement provides certain milestones that the Debtors must satisfy (unless waived or extended) in connection with the Reorganization. Failure of the Debtors to satisfy these milestones without a waiver, extension or consensual amendment would provide the debtholders party to the Restructuring Support Agreement a termination right under the Restructuring Support Agreement. These milestones include (i) the commencement of the Chapter 11 Cases by July 1, 2025 (the date of such commencement, the “Petition Date”), (ii) the entry by the Bankruptcy Court of an interim order authorizing the Company’s use of cash collateral) within 3 calendar days of the Petition Date, (iii) the entry by the Bankruptcy Court of a final order authorizing the Company’s use of cash collateral within 45 days of the Petition Date, (iv) the entry by the Bankruptcy Court of an order approving the Plan, the disclosure statement related to the Plan and the Backstop Commitment Agreement, in each case within 75 days of the Petition Date and (v) the Plan Effective Date occurring on or before the date that is 4 calendar months following the Petition Date, subject to a 30-day extension period at the sole discretion of the Debtors and a 60-day extension period with the consent of certain of the debtholders party to the Restructuring Support Agreement. As of August 26, 2025, the Debtors are in compliance with the milestones applicable as of and prior to such date.
The following is a summary of the material terms of the transactions contemplated by the Restructuring Support Agreement and the Plan:
•Senior Secured Notes. Holders of Senior Secured Notes are expected to receive their pro rata share of (i) new senior secured notes (“New Senior Secured Notes”), which will have substantially similar terms to the existing Senior Secured Notes with certain modifications to reduce go-forward cash interest and minimum liquidity requirements, (ii) a payment from the redemption of $250 million in principal amount of existing Senior Secured Notes at a redemption price of 109.875% of the principal amount being redeemed (to be paid with the proceeds of the Rights Offering (as defined below)), and (iii) certain commitment fees, subject to certain conditions, which did not impact the fiscal year 2025 financials.
•Convertible Notes. Holders of Convertible Notes are expected to receive their pro rata share of (i) rights to participate in the rights offering of new second-lien convertible notes (“New 2L Convertible Notes”) in the principal amount of $301.13 million, to be fully backstopped by certain holders of the Company’s existing Convertible Notes, and the issuance of additional New 2L Convertible Notes in the principal amount of $30.25 million pursuant to a premium, as discussed in more detail below under the section titled “Backstop Commitment Agreement,” (ii) new second-lien notes in the principal amount of $296 million (“New 2L Takeback Notes”), and (iii) 56.3% of a new voting class of common equity interests of the Company (the "New Common Stock") to be issued on the date on which the Plan becomes effective in accordance with its terms (the "Plan Effective Date"), which has not occurred as of the date hereof, subject to dilution from other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas (as described below). The Company is expected to provide certain registration rights with respect to certain shares of the New Common Stock underlying the New 2L Convertible Notes to certain holders of the existing Convertible Notes.
•Renesas. Subject to certain regulatory approvals and conditions set forth in the Plan, Renesas is expected to receive or be entitled to certain economic benefits associated with (i) new second-lien convertible notes in the principal amount of $204 million, (ii) 38.7% (subject to claims reconciliation in the Chapter 11 Cases) of the New Common Stock as of the Plan Effective Date, subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 of the Bankruptcy Code ("Chapter 11") and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas. (iii) warrants to purchase 5% of the New Common Stock as of the Plan Effective Date (assuming conversion of convertible notes issued to Renesas and all New 2L Convertible Notes), and (iv) if certain regulatory approvals have not been obtained prior to the deadline described in the Restructuring Support Agreement, certain contingent consideration, including $15 million in cash (the “Reserve Cash”), additional New 2L Takeback Notes in a principal amount of $15 million (the “Additional New 2L Takeback Notes”), 2.0% of the New Common Stock as of the Plan Effective Date, subject to dilution from certain equity incentive plans expected to be adopted upon emergence from Chapter 11 and certain other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas, and the right to a one-year extension of the exercise period of the warrants (the foregoing, collectively with the Reserve Cash, the Additional New 2L Takeback Notes, the “Contingent Consideration”). If certain regulatory approvals are obtained prior to the deadline described in the Restructuring Support Agreement and set forth in the Plan, Renesas will not be entitled to the Contingent Consideration and $10 million of the Reserve Cash will be remitted to or retained by the Company, $5 million of the Reserve Cash will be remitted to the holders of the Senior Secured Notes (on account of certain claims for commitment fees), the Additional New 2L Takeback Notes will not be issued, the 2.0% of the New Common Stock as of the Plan Effective Date will be distributed to the holders of existing equity interests (as described below), and the term of the warrants granted to Renesas will not be extended. Similar to the holders of existing Convertible Notes, Renesas will also be entitled to certain registration rights as set forth in the Restructuring Support Agreement.
•Unsecured Creditors. The Plan contemplates that all other general unsecured creditors are expected to be unimpaired and paid on the Plan Effective Date or in the ordinary course of business.
•Existing Equity Holders. Existing equity interests will be cancelled, and existing equity holders are expected to receive their pro rata share of 3.0% or 5.0% of New Common Stock as of the Plan Effective Date (depending on whether Renesas obtains certain regulatory approvals), subject to dilution from other equity issuances, including the conversion of the New 2L Convertible Notes, and the convertible notes and warrants provided to Renesas.
On June 30, 2025 (the “Petition Date”), the Debtors filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a Chapter 11 plan of reorganization (the “Plan”). The Plan embodies the terms of, and transactions contemplated by, the Restructuring Support Agreement. On June 27, 2025, prior to commencing the Chapter 11 Cases, the Company commenced solicitation for approval of the Plan by eligible claimholders by transmitting its disclosure statement. The deadline for eligible claimholders to submit votes on the Plan was August 22, 2025. The Debtors requested, and the Bankruptcy Court approved, that the Bankruptcy Court administer the Chapter 11 Cases jointly for administrative purposes only under the caption "In re Wolfspeed, Inc., et al."

The Debtors filed and received approval for first day motions with the Bankruptcy Court to ensure their ability to continue operating in the ordinary course of business both domestically and internationally, including their authority to pay employees, vendors, and customers. The Plan and the “first day” relief anticipate that vendors and other unsecured creditors will be paid in full and in the ordinary course of business. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Based on the facts and circumstances described above, including the defaults related to the missed interest payment on the 2029 Notes that were in grace periods as of June 29, 2025, the signing of the Restructuring Support Agreement on June 23, 2025 and subsequent events of default upon filing of the Chapter 11 Cases per the terms of the Restructuring Support Agreement on June 30, 2025, these amounts have been presented as “Current maturity on long-term borrowings” in our audited Consolidated Balance Sheet at June 29, 2025.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing the following outstanding debt obligations:
•the Indenture, dated as of April 21, 2020, by and among the Company and CSC Delaware Trust Company (as successor in interest to U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association)), which governs the Company’s 1.75% Convertible Senior Notes due 2026 (the “2026 Notes”);
•the Indenture, dated as of February 3, 2022, by and among the Company and CSC Delaware Trust Company (as successor in interest to U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association)), which governs the Company’s 0.25% Convertible Senior Notes due 2028 (the “2028 Notes”);
• the Indenture, dated as of November 21, 2022, by and among the Company and CSC Delaware Trust Company (as successor in interest to U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association)), which governs the Company’s 1.875% Convertible Senior Notes due 2029 (collectively with the 2026 Notes and the 2028 Notes, the “Convertible Notes”);
•the Unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, as amended to date, by and between the Company and Renesas (the "CRD Agreement"); and
•the Amended and Restated Indenture, dated as of October 11, 2024, as amended to date, by and among Wolfspeed, the subsidiary guarantors party from time to time thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, which governs the Company’s Senior Secured Notes.
As a result of the events of default and acceleration of our obligations under certain of our debt instruments noted above, the principal and interest due under our outstanding Senior Secured Notes, Convertible Notes, and CRD Agreement became immediately due and payable.
We do not have sufficient cash on hand or available liquidity to repay such outstanding debt. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Backstop Commitment Agreement
On June 22, 2025, the Company entered into a Rights Offering Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the rights offering backstop parties (the “Backstop Parties”) and the rights offering holdback parties (the “Holdback Parties”) party thereto. Pursuant to the Backstop Commitment Agreement (and subject to the terms and conditions therein), the Company initiated a rights offering on August 14, 2025 as contemplated under the Restructuring Support Agreement through the issuance of the New 2L Convertible Notes in an aggregate principal amount of $301.13 million, which were or are being offered at a purchase price of 91.3242% of the principal amount thereof (the “Rights Offering”). Sixty percent of the Rights Offering (“Non-Holdback Rights Offering”) is being offered pro rata to all holders of Convertible Notes (the “Subscription Rights”) and the Backstop Parties have committed to purchase any unsubscribed portion of the Non-Holdback Rights Offering. The remaining 40% of the Rights Offering (“Holdback Rights Offering”) has been reserved for the Holdback Parties that have committed to purchasing their respective portions set forth in the Backstop Commitment Agreement. As consideration for the commitments by the Backstop Parties and Holdback Parties, the Backstop Parties and the Holdback Parties will be issued on the Plan Effective Date additional New 2L Convertible Notes in an aggregate principal amount of $30.25 million (the “Backstop Premium), allocated ratably. If the Backstop Commitment Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of the Backstop Premium to the Backstop Parties and Holdback Parties on the earlier of the four months following the Petition Date or the effective date of an “Alternative Transaction” (as defined in the Backstop Commitment Agreement).
The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of certain conditions, including, among other things, that (i) the Bankruptcy Court shall have entered an order approving the Backstop Commitment Agreement and the disclosure statement relating to the Plan and confirming the Plan, (ii) the Plan Effective Date shall have occurred, and (iii) the Restructuring Support Agreement remains in full force and effect.
Going Concern and Liquidity
Based on the Company's evaluation of the circumstances described above, substantial doubt exists about the Company's ability to continue as a going concern. The consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company's liquidity requirements, and the availability of adequate capital resources are difficult to predict at this time. Notwithstanding the protections available under the Bankruptcy Code, if future sources of liquidity are insufficient, the Company will face substantial liquidity constraints and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these consolidated financial statements. Further, approval of the Plan could materially change the amounts and classifications of assets and liabilities reported in these consolidated financial statements. As discussed herein, the Plan is not yet effective and the consummation of the Plan is subject to numerous conditions and there is no guarantee that the Plan will be consummated. The consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern.
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
Accounts receivable, net consisted of the following:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
Billed trade receivables	$176.1	$143.3
Unbilled contract receivables	2.8	3.5
Royalties	0.7	1.3
	179.6	148.1
Allowance for bad debts	(0.8)	(0.7)
Accounts receivable, net	$178.8	$147.4
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

Changes in the Company’s allowance for bad debts were as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Balance at beginning of period	$0.7	$0.7	$1.2
Current period provision change	0.1	0.3	(0.5)
Write-offs, net of recoveries	—	(0.3)	—
Balance at end of period	$0.8	$0.7	$0.7
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
Available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. The Company evaluates whether the unrealized loss is due to market factors or changes in the investment holdings' credit rating. An expected credit loss will be recorded when an investment in an unrealized loss position is determined to have lost value from a decreased credit rating. The Company does not record an allowance for credit losses on receivables related to accrued interest. For the fiscal years ended June 29, 2025 and June 30, 2024, no allowance for credit losses was recorded.
The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses on the sale of investments are reported in non-operating income, net in the consolidated statements of operations. Unrealized gains and losses are included as a separate component of equity, net of tax, unless the Company determines there is an expected credit loss.
Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such securities represent the investment of cash that is available for current operations.
Fair Value of Financial Instruments
The Company performs recurring fair value measurements for its cash equivalents, and short-term and long-term investments, as discussed further in Note 7, "Fair Value of Financial Instruments." In addition, cash, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 29, 2025 and June 30, 2024 due to the short-term nature of these instruments.

Other Current Assets
Other current assets consisted of the following:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
MACOM shares(1)	$102.0	$—
Reimbursement receivable on long-term incentive agreement	33.1	85.8
Assets held for sale(2)	24.4	—
Other	18.7	1.9
Inventory related to the RF Master Supply Agreement	15.8	17.6
VAT receivables	9.1	8.7
Insurance deposit	7.4	6.0
Accrued interest receivable	5.4	11.6
Receivable on RF Master Supply Agreement	5.3	4.6
Short-term deposit on long-term incentive agreement	0.8	10.0
Inventory related to the Wafer Supply Agreement	—	2.9
Non-trade receivables	—	30.6
Receivable on the Wafer Supply Agreement	—	0.6
Other current assets	$222.0	$180.3
(1) Refer to Note 7, "Fair Value of Financial Instruments," to the consolidated financial statements included herein for additional information.
(2) During the third quarter of fiscal 2025, the Company determined three facilities met the held-for-sale criteria under Accounting Standards Codification (ASC) 360, of which two were sold during the fourth quarter of fiscal 2025. The assets included in each of the disposal groups were measured at the lower of their carrying value or fair value less costs to sell.

Assets Held for Sale
The Company classifies an asset as held for sale when all of the criteria set forth in the Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment," have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell.
As of June 29, 2025, the Company recorded $24.4 million in assets held for sale included within other current assets on the consolidated balance sheet. The assets held for sale consisted of one property including buildings, building improvements and land of idled property located in Durham, North Carolina in addition to machinery and equipment. The disposal of properties and equipment classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. The sale of the assets is expected to occur within the next twelve months.

Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") method or an average cost method. The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of the inventory and its net realizable value based upon an aging analysis of the inventory on hand utilizing specific reserve percentages, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. The Company also analyzes sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate.

Inventories consisted of the following:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
Raw material	$144.5	$138.7
Work-in-progress	284.6	290.5
Finished goods	6.3	11.5
Inventories	$435.4	$440.7
Property and Equipment, net
Property and equipment, net is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the term of the related lease. In general, the Company’s policy for useful lives is as follows:

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
Property and equipment, net consisted of the following:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
Machinery and equipment	$1,614.8	$1,500.9
Land and buildings	1,080.5	997.3
Computer hardware/software	75.4	67.8
Furniture and fixtures	8.7	8.3
Leasehold improvements and other	139.1	148.9
Vehicles	0.5	0.7
Finance lease assets	8.3	9.1
Construction in progress	2,268.0	2,092.1
Property and equipment, gross	5,195.3	4,825.1
Accumulated depreciation	(1,278.8)	(1,172.8)
Property and equipment, net	$3,916.5	$3,652.3
Depreciation of property and equipment totaled $243.8 million, $175.5 million and $139.7 million for the years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively.
During the years ended June 29, 2025, June 30, 2024 and June 25, 2023, the Company recognized approximately $171.7 million, $0.8 million and $3.7 million, respectively, as Restructuring and other expenses in the consolidated statements of operations.
The majority of the Company's property and equipment, net is in the United States. As of June 29, 2025 and June 30, 2024, the Company held $142.9 million and $162.0 million, respectively, of property and equipment, net outside of the United States, primarily related to assets held at contract manufacturing space in Malaysia.

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
Investment Tax Credit Receivable
The Company is eligible for Advanced Manufacturing Investment Credit ("AMIC") in connection with ongoing expansion projects. The AMIC is a refundable federal tax credit provided under Internal Revenue Code Section 48D, which was enacted by the United States CHIPS and Science Act of 2022 (the "CHIPS Act"). In fiscal 2025, the Company received $189.1 million in cash tax refunds related to its fiscal 2023 and fiscal 2024 federal tax filings, inclusive of $2.6 million of interest income. As of June 29, 2025, the Company has recorded a short-term and long-term receivable of $653.4 million and $105.0 million, respectively, and the Company has reduced property and equipment, net by $944.9 million as a result of expected proceeds under the AMIC.
Silicon Carbide Device Facility in Marcy, New York
The Company receives government grants from the State of New York Urban Development Corporation to partially or fully reimburse the Company for certain property, plant and equipment purchases in connection with its construction of a new silicon carbide device fabrication facility in Marcy, New York. To receive these grants, the Company must comply with a number of objectives outlined in the related grant disbursement agreement, as outlined in Note 14, "Commitments and Contingencies". Grant amounts already received are subject to claw back provisions if the Company does not satisfy the agreement's outlined objectives.
As of June 29, 2025, the Company has reduced property and equipment, net by $503.4 million as a result of expected and received reimbursements from the State of New York Urban Development Corporation, of which $468.4 million has been received in cash and an additional $35.0 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Manufacturing Facility in Siler City, North Carolina
In connection with the construction of a new materials manufacturing facility in Siler City, North Carolina, the Company expects to receive incentives over the next 19 years from state, county and local governments, primarily in the form of property tax reimbursements and sales tax exemptions on purchased machinery and equipment. In order to receive property tax reimbursements, the Company is required to pay property taxes on time, comply with investment and job targets and meet the definition for continued operations.
As of June 29, 2025, the Company has reduced property and equipment, net by $67.3 million as a result of expected and received reimbursements from the North Carolina Department of Commerce and the Town of Siler City, of which $65.3 million has been received in cash and $2.0 million in receivables are recorded in other current assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the third quarter of fiscal 2024.

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
As further described below under "Goodwill Impairment", the Company determined potential indicators of impairment existed during the fourth quarter of fiscal 2025, indicating the carrying amount of its single asset group may not be recoverable. As the carrying value of the asset group did not exceed the estimated undiscounted future cash flows, the asset group was deemed recoverable, and no impairment charges were recognized.
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
If the fair value of the reporting unit exceeds the carrying value of the net assets associated with the reporting unit, goodwill is not considered impaired. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit's goodwill. Once an impairment loss is recognized, the adjusted carrying value of the goodwill becomes the new accounting basis of the goodwill for the reporting unit. As of the first day of its fourth quarter of fiscal 2025, the Company performed a qualitative impairment test on the goodwill balance and concluded there was no impairment.

2025 Goodwill Impairment
Subsequent to the completion of the annual goodwill impairment test, the Company determined potential indicators of impairment existed, due to the announcement of the Restructuring Support Agreement, declines in market capitalization, and ongoing macroeconomic challenges. As part of the interim assessment completed in the fourth quarter of fiscal 2025, the Company determined a market approach based on overall business enterprise value (determined by the fair of equity plus the fair value of debt) was a more appropriate method of estimating the reporting unit's fair value, given the negative carrying value of the Company's equity and the sustained decrease in the Company's market capitalization and observable market prices for the Company's long-term debt obligations, where available.
Under the market approach, the fair value of the reporting unit was calculated based on the implied equity value of the reporting unit (which included consideration of whether a reasonable range of control premiums would impact the measurement of any goodwill impairment loss, if applicable) plus the estimated fair value of the interest-bearing debt (based on market prices for its debt, where available, and/or observable inputs for certain debt instruments where market prices were not available). The indicated carrying value of the reporting unit, represented by the negative equity of the reporting unit adjusted for the book value of interest-bearing debt was compared to the calculated fair value of the reporting unit.
As a result of this analysis, the Company determined that goodwill for its single reporting unit was fully impaired, resulting in a $359.2 million impairment charge presented in "Goodwill impairment". A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In millions)
Balance as of June 30, 2024 and June 25, 2023	$359.2
Goodwill impairment	($359.2)
Balance as of June 29, 2025	$—
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
Other Assets
Other assets consisted of the following:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
Right-of-use assets	123.1	99.2
Long-term advances to suppliers	69.8	50.1
Long-term deposits	24.3	31.9
Cloud computing assets, net	10.4	13.5
Other	36.2	30.4
Other assets	$263.8	$225.1
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
Accounts payable, trade	$30.6	$53.0
Accrued salaries and wages	79.2	64.2
Accrued property and equipment	124.7	366.0
Accrued expenses	45.7	40.4
Accounts payable and accrued expenses	$280.2	$523.6
Other Current Liabilities
Other current liabilities consisted of the following:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
Accrued interest	$90.7	$7.3
RF business divestiture liabilities(1)	76.9	47.0
Other	52.9	23.6
Other current liabilities	$220.5	$77.9
(1) Refer to Note 3, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
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
Accounting for Leases as a Lessee
Right-of-use ("ROU") assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Assets and liabilities are recognized based on the present value of lease payments over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of the renewal option is at the Company's sole discretion and the Company considers these options in determining the lease term used to establish its ROU assets and lease liabilities. The Company remeasures its lease liability and adjusts the related ROU asset upon the occurrence of the following: lease modifications not accounted for as a separate contract; a triggering event that changes the certainty of the lessee exercising an option to renew or terminate the lease, or purchase the underlying asset; a change to the amount probable of being owed by the Company under a residual value guarantee; or the resolution of a contingency upon which the variable lease payments are based such that those payments become fixed.
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
Operating leases with a lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates, are not included in the ROU assets or liabilities. These variable lease payments are expensed as incurred.

Accounting for Leases as a Lessor
Lease income is recognized on a straight-line basis over the lease term. Variable lease payments, if any, are recognized as income in the period received. The underlying asset in an operating lease is carried at depreciated cost and is included in property and equipment, net.
Gain on Sale of Disposal of Property
During fiscal 2025, the Company recognized a gain of $20.0 million primarily from the sale of two properties including buildings, building improvements and land of a 283,000 square foot idle property located in Farmer's Branch, Texas and the Company's 179,000 square foot property located in Research Triangle Park, North Carolina. Please refer to Note 3 - "Discontinued Operations" for more information regarding the sale of the RTP Fab (as defined below).
Restructuring and Other Expenses
The following table summarizes the components of Restructuring and other operating expenses:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Pre-petition charges	$55.8	$—	$—
Impairment losses on abandoned property and equipment	176.5	1.2	2.0
Legal settlements	17.0	—	—
Restructuring and other exit costs	134.9	—	—
Project, transformation and transaction costs	29.5	18.3	7.4
Executive severance costs	1.4	—	3.4
Other	2.5	1.1	1.7
Restructuring and other expenses	$417.6	$20.6	$14.5
Pre-Petition Charges
Pre-petition charges recognized during fiscal 2025 consist primarily of professional fees related to, but incurred prior to, the filing of the Chapter 11 Cases.
Non-Operating Income, net
The following table summarizes the components of non-operating income, net:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Interest income	($67.6)	($135.0)	($58.2)
Loss (gain) on legal proceedings (1)	—	—	(50.3)
Unrealized gain on equity investment	(22.6)	(18.5)	—
Loss on customs matter(2)	—	7.7	—
Loss on Wafer Supply Agreement	9.2	25.3	13.6
Write-off of deferred financing costs	54.7	—	—
Other expense, net	0.8	1.4	0.3
Non-operating income, net	($25.5)	($119.1)	($94.6)

(1) In fiscal 2023, the Company received an arbitration award in relation to a former customer failing to fulfill contractual obligations to purchase a certain amount of product over a period of time. The arbitration award is recognized as non-operating income, net of legal fees incurred.
(2) In fiscal 2024, the Company recognized customs duties totaling approximately $7.7 million for alleged undervaluation of duties related to transactions by the Company's former Lighting Products business unit from 2012 to 2017.
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $11.6 million, $13.8 million, and $11.5 million for the years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively.
Retirement Savings Plan
The Company sponsors one employee benefit plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. All United States employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. During the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, the Company contributed approximately $12.1 million, $13.3 million and $10.5 million to the 401(k) Plan, respectively. The Pension Benefit Guaranty Corporation does not insure the 401(k) Plan.
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
For service-based restricted stock units ("RSUs") and performance-based RSUs with internal metrics, the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. For performance-based RSUs, the Company reassesses the probability of the achievement of the performance condition at each reporting period and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. This fair value is then amortized to compensation expense over the requisite service period or vesting term.
For performance-based awards with market conditions, the Company estimates the grant date fair value using the Monte Carlo valuation model and expenses the awards over the vesting period regardless of whether the market condition is ultimately satisfied.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the Company’s Employee Stock Purchase Plan ("ESPP") awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. In April 2025, the Compensation Committee approved the termination of the ESPP, which was effective immediately.
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
See Note 12, "Stock-Based Compensation," for more information about the Company's stock-based compensation plans.
Taxes
The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The transactions contemplated by the Chapter 11 Cases are expected to limit the Company's ability to utilize net operating loss carryforwards that have been generated before the Plan Effective Date.
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
Accumulated Other Comprehensive Loss net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $3.8 million and $11.6 million of net unrealized losses on available-for-sale securities as of June 29, 2025 and June 30, 2024, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest, was $130.3 million, $213.5 million, and $28.7 million for the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively.
Cash (received) paid for taxes, net of refunds received, was $0.8 million, $9.8 million and $2.9 million for the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively.

Statements of Cash Flows - non-cash activities

	Fiscal Years Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Lease asset and liability additions	$35.2	$5.6	$63.8
Lease asset and liability modifications, net	3.2	4.4	0.4
Lease impairment	(4.8)	—	—
Receivables for property, plant and equipment related insurance proceeds	—	2.2	—
Proceeds from sale of business received in common stock	—	60.8	—
Decrease in property, plant and equipment from investment tax credit receivables	303.3	474.4	167.4
Receivable in connection with short-term investment maturities	—	25.0	—
Decrease in property, plant and equipment from long-term incentive related receivables	—	114.3	114.0
Accrued property and equipment as of the fiscal year end date	124.7	366.0	328.4
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. In addition, this amendment will require annual disclosures to be provided on an interim basis. These disclosures are also required for entities with a single reportable segment. The amendments require retrospective application to all periods presented. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the new standard for the fiscal year ended June 29, 2025.
Recently Issued Accounting Pronouncements Pending Adoption
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
Note 3 – Discontinued Operations
RF Business Divestiture
On December 2, 2023 (the RF Closing), the Company completed the sale of its RF product line (the "RF Business") to MACOM Technology Solutions Holdings, Inc. ("MACOM") pursuant to the terms of the Asset Purchase Agreement (the RF Purchase Agreement) dated August 22, 2023. Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash and 711,528 shares of MACOM common stock (the "MACOM Shares").

In connection with the divestiture of the RF Business (the "RF Business Divestiture"), MACOM assumed operational control of the Company’s 100mm GaN wafer fabrication facility in Research Triangle Park, North Carolina (the "RTP Fab") following the end of fiscal 2025. The transfer of control of the RTP Fab (the "RTP Fab Transfer") was originally delayed to a future date to accommodate the Company’s relocation of certain production equipment currently located in the RTP Fab to its fabrication facility in Durham, North Carolina. Prior to the RTP Fab Transfer, the MACOM Shares were subject to restrictions on transfer and a risk of forfeiture of one-quarter of the MACOM Shares if the RTP Fab Transfer did not occur by the fourth anniversary of the RF Closing. Please refer to Note 17 - "Subsequent Events" for more information on the RTP Fab Transfer.
The Company and MACOM also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, which assigned to MACOM certain intellectual property owned by the Company and its affiliates and licensed to MACOM certain additional intellectual property owned by the Company, (ii) a Transition Services Agreement, pursuant to which the Company provides MACOM certain limited transition services following the RF Closing, (iii) a Master Supply Agreement, pursuant to which the Company continued to operate the RTP Fab and supply MACOM with Epi wafers and fabrication services (the "RF Master Supply Agreement") through the date the RTP Fab Transfer is completed (the "RTP Fab Transfer Date"), (iv) a Long-Term Epi Supply Agreement (the "Long-Term Epi Supply Agreement"), pursuant to which MACOM will purchase Epi wafers from the Company from the RTP Fab Transfer Date until the fifth anniversary of the RTP Fab Transfer Date, and (v) an Epi Research and Development Agreement, pursuant to which the Company will provide MACOM certain research and development activities and other technical manufacturing support services related to the RF Business during the period between the RF Closing and expiration of the Long-Term Epi Supply Agreement. In connection with the sale of the property and building of the RTP Fab, an affiliate of MACOM entered into a Lease Agreement with the purchaser of the RTP Fab property and the Company entered into a Sublease Agreement, with the MACOM lessee, under which the Company leased the premises of the RTP Fab until the RTP Fab Transfer Date (except for the portion covered by the real estate license agreement entered into in connection with the RF Business Divestiture, which MACOM retained).
Because the RF Business Divestiture represented a strategic shift that had and will continue to have a major effect on the Company’s operations and financial results, the Company classified the results of the RF Business as discontinued operations in the Company’s consolidated statements of operations for fiscal 2024 and 2023. The Company ceased recording depreciation and amortization of long-lived assets that conveyed in the RF Purchase Agreement upon classification as discontinued operations in August 2023.
The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

	Fiscal Year Ended
(in millions of U.S. Dollars)	June 30, 2024	June 25, 2023
Revenue, net	$59.6	$163.4
Cost of revenue, net	68.7	126.8
Gross (loss) profit	(9.1)	36.6
Operating expenses:
Research and development	30.5	59.7
Sales, general and administrative	13.9	21.0
Amortization of intangibles	1.5	9.2
Loss on disposal of assets	0.3	—
Other operating expense	24.3	15.5
Operating loss	(79.6)	(68.8)
Non-operating expense	—	(0.1)
Loss before income taxes and loss on sale	(79.6)	(68.7)
Loss on sale	204.0	—
Loss before income taxes	(283.6)	(68.7)
Income tax expense	7.0	0.7
Net loss	($290.6)	($69.4)
During fiscal 2024, the Company recorded a total loss on sale of $204.0 million, which was net against the impairments and excess loss liability on assets held for sale. The total cost of selling the RF Business was $25.4 million, of which $12.2 million was recognized in fiscal 2024.
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $25.4 million and $67.0 million was outstanding as of June 29, 2025 and June 30, 2024, respectively. The supply agreement liability is recognized in other current liabilities on the consolidated balance sheet as of June 29, 2025 and in other current liabilities and other long-term liabilities on the consolidated balance sheet as of June 30,2024. A receivable of $5.3 million and $4.6 million in connection with the RF Master Supply Agreement is included in other current assets on the consolidated balance sheet as of June 29, 2025 and June 30, 2024, respectively.
Additionally, the Company recorded a supply agreement liability of $58.0 million for the Long-Term Epi Supply Agreement, which is recognized in other current liabilities and other long-term liabilities on the consolidated balance sheet as of June 29, 2025 and in other long-term liabilities on the consolidated balance sheet as of June 30, 2024. The Company recorded a liability of $38.0 million for the future transfer of assets in connection with the RTP Fab Transfer, which is recognized in other current liabilities on the consolidated balance sheet as of June 29, 2025 and in other long-term liabilities on the consolidated balance sheet as of June 30, 2024.
LED Business Divestiture
On March 1, 2021, the Company completed the sale of certain assets and subsidiaries comprising its former LED Products segment to SMART Global Holdings, Inc. ("SGH") and its wholly owned subsidiary CreeLED, Inc. ("CreeLED", and collectively with SGH, "SMART") (the "LED Business Divestiture") pursuant to the terms of the Asset Purchase Agreement (the "LED Purchase Agreement"), dated October 18, 2020, as amended.
In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including a Wafer Supply and Fabrication Services Agreement (the "Wafer Supply Agreement"), pursuant to which the Company supplied CreeLED with certain silicon carbide materials and fabrication services. The Company terminated the Wafer Supply Agreement effective as of September 30, 2024.
In the fourth quarter of fiscal 2022, the Company received an unsecured promissory note from CreeLED as additional consideration to satisfy the earnout obligations pursuant to the LED Purchase Agreement (the "Earnout Note") with a principal amount of $101.8 million. As a result, the Company recorded a net gain of $94.2 million within discontinued operations, net in the consolidated statements of operations for fiscal year ended June 26, 2022. The gain recorded is net of $3.9 million in taxes and $1.2 million in transaction fees. Additionally, the amount is less a previously recorded gain of $2.5 million, which was recorded in fiscal 2021 as part of the total loss on sale to account for the minimum amount of the Earnout Note. In the first quarter of fiscal 2023, the Company received an early payment for the Earnout Note for the full principal amount of $101.8 million and the Company agreed to forgo payment by CreeLED of the outstanding accrued interest as of the payment date.
For the fiscal year ended June 25, 2023, the Company recognized $2.4 million in administrative fees related to the real estate license agreement entered into in connection with the LED Business Divestiture (the "LED RELA"). Fees related to the LED RELA were recorded as lease income. See Note 5, "Leases" below for additional information.
For the fiscal year ended June 25, 2023, the Company recognized $6.0 million in administrative fees related to the transition services agreement entered into in connection with the LED Business Divestiture (the "LED TSA"). Fees related to the LED TSA were recorded as a reduction in expense within the line item in the consolidated statements of operations in which costs were incurred.
At the inception of the Wafer Supply Agreement, the Company recorded a supply agreement liability of $31.0 million, none of which was outstanding as of June 29, 2025 and June 30, 2024.
The Company recognized a net loss of $9.2 million, $25.3 million and $13.6 million in non-operating income, net for the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively, related to the Wafer Supply Agreement. There was no receivable included in the consolidated balance sheets as of June 29, 2025. A receivable of $0.6 million was included in other assets in the consolidated balance sheets as of June 30, 2024. In the fourth quarter of fiscal 2024, the Company entered into an amendment to the Wafer Supply Agreement to terminate the agreement as of September 30, 2024.
Note 4 – Revenue Recognition
Contract liabilities and distributor-related reserves were $65.6 million and $88.0 million as of June 29, 2025 and June 30, 2024, respectively. The decrease was primarily due to a decrease in customer reserve deposits and ship and debit reserves. Contract liabilities and distributor-related reserves are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets.

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
The Company’s accounts receivable balance represents the Company’s unconditional right to receive consideration from its customers with contracts. Payments are typically due within 30 days of the completion of the performance obligation and invoicing and therefore do not contain significant financing components.
Sales tax, value-added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue, and shipping and handling costs are treated as fulfillment activities and are included in cost of revenue in the Company’s consolidated statements of operations.
For the fiscal year ended June 29, 2025, the Company recognized $1.2 million in revenue from our contract liability balances and for the fiscal year ended June 30, 2024, the Company did not recognize any material revenue from contract liability balances.
Product Line Revenue
The Company sells products from within two product lines: Power Products and Materials Products. Revenue from these two product lines is as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Power Products	$414.0	$415.6	$409.2
Materials Products	343.6	391.6	349.3
Total	$757.6	$807.2	$758.5
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	For the Years Ended
	June 29, 2025		June 30, 2024		June 25, 2023
(in millions of U.S. Dollars)	Revenue	%	Revenue	%	Revenue	%
Europe	$151.3	20.0%	$295.2	36.6%	$271.9	35.8%
United States	135.5	17.9%	115.0	14.2%	137.0	18.1%
Asia Pacific(1)	104.2	13.8%	72.6	9.0%	48.2	6.4%
Singapore	104.1	13.7%	101.6	12.6%	81.7	10.7%
Hong Kong	99.0	13.1%	116.4	14.4%	159.1	21.0%
Japan	91.1	12.0%	63.2	7.8%	34.3	4.5%
China	70.2	9.3%	41.5	5.1%	23.3	3.1%
Other	2.2	0.3%	1.7	0.3%	3.0	0.4%
Total	$757.6		$807.2		$758.5
(1) Excluding China, Hong Kong, Japan and Singapore.

Note 5 – Leases
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
Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows (in millions of U.S. Dollars):

Operating Leases:	June 29, 2025	June 30, 2024
Right-of-use assets (1)	$123.1	$99.2

Current lease liability (2)	9.9	6.9
Non-current lease liability (3)	139.5	114.0
Total operating lease liabilities	$149.4	$120.9

Finance Leases:
Finance lease assets (4)	$8.3	$9.1

Current portion of finance lease liabilities	0.5	0.5
Finance lease liabilities, less current portion	8.4	8.9
Total finance lease liabilities	$8.9	$9.4
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.

Statement of Operations

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Operating lease expense	$16.7	$13.9	$9.3
Finance lease amortization	0.8	0.8	0.8
Interest expense for finance leases was immaterial for all periods presented.
Cash Flows
Cash flow information consisted of the following (1):

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Cash (used in) provided by operating activities:
Cash paid for operating leases	($15.5)	($12.6)	($5.1)
Cash received for tenant allowance on operating leases	1.8	0.4	17.8
Cash paid for interest portion of financing leases	(0.2)	(0.3)	(0.3)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.5)	(0.4)	(0.5)
(1) See "Statements of Cash Flows - non-cash activities" in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of June 29, 2025 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 28, 2026	$16.5	$0.8	$17.3
June 27, 2027	16.4	0.5	16.9
June 25, 2028	16.2	0.2	16.4
June 24, 2029	16.3	0.2	16.5
June 30, 2030	15.8	0.2	16.0
Thereafter	118.5	13.6	132.1
Total lease payments	199.7	15.5	215.2
Future tenant improvement allowances	—	—	—
Imputed lease interest	(50.3)	(6.6)	(56.9)
Total lease liabilities	$149.4	$8.9	$158.3
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	151	484
Weighted average discount rate (2)	4.67%	2.65%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 17 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.87%.

As of June 29, 2025, the Company has entered into an agreement containing operating leases for bulk gas equipment. This arrangement contains approximately $35.0 million of additional ROU liability obligations that have not yet commenced. The Company expects these operating leases will commence in future periods with initial lease terms of 15 years.
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
The Company recognized lease income of $0.7 million, $1.0 million and $2.5 million for the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively.
The Company did not recognize any variable lease income for the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023.

Lease Impairment

For the fiscal year ended June 29, 2025, the Company recorded $4.8 million of non-cash impairment charges for the abandonment of ROU assets as a result of the ongoing factory consolidation and optimization initiatives. The impairment of the ROU assets is included in "restructuring and other expenses" within the accompanying consolidated statement of operations. Refer to Note 16 - "Restructuring" for additional details.
Note 6 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale. Other long-term investments consist of the MACOM Shares.
Short-term investments as of June 29, 2025 consist of the following:

	June 29, 2025
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$196.8	$0.3	($1.5)	$—	$195.6
U.S. treasury securities	192.0	0.1	—	—	192.1
Municipal bonds	79.5	0.2	(0.5)	—	79.2
Certificates of deposit	5.0	—	—	—	5.0
Commercial paper	16.3	—	—	—	16.3
Total short-term investments	$489.6	$0.6	($2.0)	$—	$488.2

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 29, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28.7	$—	$65.2	($1.5)	$93.9	($1.5)
U.S. treasury securities	90.6	—	—	—	90.6	—
Municipal bonds	6.2	—	41.3	(0.5)	47.5	(0.5)
Total	$125.5	$—	$106.5	($2.0)	$232.0	($2.0)
Number of securities with an unrealized loss		54		25		79
Short-term investments as of June 30, 2024 consist of the following:

	June 30, 2024
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$553.3	$—	$(0.6)	$—	$552.7
Corporate bonds	423.5	0.2	(6.7)	—	417.0
Municipal bonds	102.8	—	(2.0)	—	100.8
Certificates of deposit	31.5	—	—	—	31.5
Commercial paper	16.7	—	—	—	16.7
U.S. agency securities	10.0	—	—	—	10.0
Total short-term investments	$1,137.8	$0.2	$(9.3)	$—	$1,128.7
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$135.2	($0.2)	$183.4	($6.5)	$318.6	($6.7)
Municipal bonds	9.0	—	74.3	(2.0)	83.3	(2.0)
U.S. treasury securities	507.4	(0.4)	35.9	(0.2)	543.3	(0.6)
U.S. agency securities	14.9	—	10.0	—	24.9	—
Total	$666.5	($0.6)	$303.6	($8.7)	$970.1	($9.3)
Number of securities with an unrealized loss		141		66		207
Additionally, the Company held 3 cash equivalent securities with an aggregate fair value of $19.8 million in unrealized loss positions as of June 29, 2025. The aggregate unrealized loss was less than $0.1 million.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $5.4 million and $11.6 million as of June 29, 2025 and June 30, 2024, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectible interest income are recorded as a reversal to interest income. There were no write-offs of noncollectible interest income for the years ended June 29, 2025 and June 30, 2024.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of June 29, 2025 until the investments fully recover in market value. No allowance for credit losses was recorded as of June 29, 2025 and June 30, 2024.
The contractual maturities of short-term investments at June 29, 2025 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Corporate bonds	$137.0	$58.6	$—	$—	$195.6
U.S. treasury securities	176.4	15.7	—	—	192.1
Municipal bonds	53.0	23.8	—	2.4	79.2
Certificates of deposit	5.0	—	—	—	5.0
Commercial paper	16.3	—	—	—	16.3
Total short-term investments	$387.7	$98.1	$—	$2.4	$488.2

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
•Level 2 - Valuations based on quoted prices in active markets for instruments that are similar or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company did not have any financial assets requiring the use of Level 3 inputs as of June 29, 2025. There were no transfers between Level 1 and Level 2 during the fiscal year ended June 29, 2025.
Financial instruments carried at fair value were as follows:

	June 29, 2025			June 30, 2024
(in millions of U.S. Dollars)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$61.8	$—	$61.8	$87.3	$—	$87.3
Corporate bonds	—	1.2	1.2	—	—	—
U.S. treasury securities	32.5	—	32.5	10.0	—	10.0
Commercial paper	—	12.0	12.0	—	—	—
Total cash equivalents	94.3	13.2	107.5	97.3	—	97.3
Short-term investments:
Corporate bonds	—	195.6	195.6	—	417.0	417.0
U.S. treasury securities	192.1	—	192.1	552.7	—	552.7
Municipal bonds	—	79.2	79.2	—	100.8	100.8
Certificates of deposit	—	5.0	5.0	—	31.5	31.5
U.S. agency securities	—	—	—	—	10.0	10.0
Commercial paper	—	16.3	16.3	—	16.7	16.7
Total short-term investments	192.1	296.1	488.2	552.7	576.0	1,128.7
Other current assets:
MACOM Shares	102.0	—	102.0	—	—	—
Total current assets	102.0	—	102.0	—	—	—
Other long-term investments:
MACOM Shares	—	—	—	79.3	—	79.3
Total other long-term investments	—	—	—	79.3	—	79.3
Total assets	$388.4	$309.3	$697.7	$729.3	$576.0	$1,305.3
As of June 29, 2025, other current assets and as of June 30, 2024, other long-term investments consist of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares are remeasured to fair value each period with changes in the fair value of the shares recognized in non-operating income, net.

Note 8 – Intangible Assets
Intangible assets, net included the following:

	June 29, 2025			June 30, 2024
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Developed technology	$—	$—	$—	$24.0	$(22.8)	$1.2
Acquisition related intangible assets	—	—	—	24.0	(22.8)	1.2
Patent and licensing rights	50.5	(26.7)	23.8	49.8	(27.1)	22.7
Total intangible assets	$50.5	($26.7)	$23.8	$73.8	($49.9)	$23.9
Total amortization of acquisition-related intangible assets was $1.2 million, $1.1 million and $1.7 million and total amortization of patents and licensing rights was $4.2 million, $4.4 million and $4.2 million for the years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively.
The Company invested $5.3 million, $5.9 million and $4.9 million for the years ended June 29, 2025, June 30, 2024 and June 25, 2023, respectively, for patent and licensing rights. For the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, the Company recognized $0.0 million, $0.2 million and $0.1 million, respectively, in impairment charges related to its patent portfolio.
Total future amortization expense of intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Patents
June 28, 2026	$3.4
June 27, 2027	2.7
June 25, 2028	2.3
June 24, 2029	2.1
June 30, 2030	1.9
Thereafter	11.4
Total future amortization expense	$23.8

Note 9 – Debt

		June 29, 2025(1)			June 30, 2024(2)
(in millions of U.S. Dollars)	Effective Interest Rate	Principal	Unamortized Discount	Net	Principal	Unamortized Discount	Net
1.75% Convertible Notes	2.2%	$575.0	$(2.0)	$573.0	$575.0	$(4.3)	$570.7
0.25% Convertible Notes	0.6%	750.0	(7.9)	742.1	750.0	(10.9)	739.1
1.875% Convertible Notes	2.1%	1,750.0	(20.7)	1,729.3	1,750.0	($24.9)	1,725.1
Senior Secured Notes	16.3%	1,521.2	(52.3)	1,468.9	1,250.0	($80.3)	1,169.7
CRD Agreement Deposits	6.8%	2,062.0	(37.3)	2,024.7	2,000.0	($43.5)	1,956.5
		$6,658.2	($120.2)	$6,538.0	$6,325.0	($163.9)	$6,161.1
(1): Presented in "Current maturity on long-term borrowings" in the consolidated balance sheets.
(2): Presented in "Long-term debt" and "Convertible notes, net" in the consolidated balance sheets.
Recent Events
As of June 29, 2025, the Company was in default under the 2029 Convertible Notes and the CRD Agreement, due to its previously announced decision to enter the 30 day grace period for the 2029 Convertible Note interest payment due June 2, 2025.
On June 23, 2025, the Company announced its entry into the Restructuring Support Agreement and subsequent to the end of fiscal 2025, on June 30, 2025, Debtors filed the Chapter 11 Cases. Please refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies", for more information regarding the terms of the Restructuring Support Agreement. If and when the Plan Effective Date occurs, except as otherwise set forth in the Plan, all notes, instruments, certificates, and other documents evidencing claims against, or interests in, the Debtors are expected to be canceled and/or updated to record such cancellation and the obligations of the Company thereunder or in any way related thereto will be deemed satisfied in full and discharged. As discussed herein, the Plan is not yet effective and the consummation of the Plan is subject to numerous conditions and there is no guarantee that the Plan will be consummated.
As discussed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies", the filing of the Chapter 11 Cases constituted events of default under our outstanding Secured Notes, Convertible Notes and the CRD Agreement. As a result, the principal and interest due under the Company's outstanding Senior Secured Notes, Convertible Notes, and CRD Agreement became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Based on the facts and circumstances described above, including the defaults related to the missed interest payment on the 2029 Notes that were in grace periods as of June 29, 2025, the signing of the Restructuring Support Agreement on June 23, 2025 and subsequent event of default upon filing of the Chapter 11 Cases per the terms of the Restructuring Support Agreement on June 30, 2025, these amounts have been presented as “Current maturity on long-term borrowings” in the Company's audited Consolidated Balance Sheet at June 29, 2025.
The following sections describe the terms of the Company's outstanding debt obligations as of June 29, 2025, prior to the commencement of the Chapter 11 Cases. The capped call transactions further described below were terminated by the counterparties subsequent to the end of fiscal 2025, as the filing of the Chapter 11 Cases constituted an event of default.
2026 Convertible Notes
On April 21, 2020, the Company sold $500.0 million aggregate principal amount of the 2026 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $75.0 million aggregate principal amount of the 2026 Notes pursuant to the exercise in full of the over-allotment options of the underwriters. The total net proceeds from the 2026 Notes offering was approximately $561.4 million.

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
2028 Convertible Notes
On February 3, 2022, the Company sold $650.0 million aggregate principal amount of the 2028 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $100.0 million aggregate principal amount of the 2028 Notes pursuant to the exercise in full of the over-allotment options of the underwriters. The total net proceeds from the 2028 Notes offering was approximately $732.3 million.
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
Capped Call Transactions in relation to the 2028 Notes
On January 31, 2022, in connection with the pricing of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or affiliates thereof (the "2028 Notes Capped Call Counterparties"). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the "2028 Notes Capped Call Transactions") with each of the 2028 Notes Capped Call Counterparties. The 2028 Notes Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the 2028 Notes. The 2028 Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2028 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $212.04 per share, representing a premium of 125% over the last reported sale price per share of the Company's common stock on January 31, 2022, subject to certain adjustments under the terms of the 2028 Notes Capped Call Transactions.
The 2028 Notes Capped Call Transactions are separate transactions entered into by the Company with each of the 2028 Notes Capped Call Counterparties, are not part of the terms of the 2028 Notes, and do not affect any holder’s rights under the 2028 Notes. Holders of the 2028 Notes do not have any rights with respect to the 2028 Notes Capped Call Transactions.
2029 Convertible Notes
On November 21, 2022, the Company sold $1,525.0 million aggregate principal amount of the 2029 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $225.0 million aggregate principal amount of the 2029 Notes pursuant to the exercise in full of the over-allotment options of the underwriters. The total net proceeds from the 2029 Notes offering was approximately $1,718.6 million.
The Company used approximately $273.9 million of the net proceeds from the 2029 Notes to fund the cost of entering into capped call transactions described below.
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
Capped Call Transactions in relation to the 2029 Notes
On November 16, 2022, in connection with the pricing of the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or their affiliates and another financial institution (the "2029 Notes Capped Call Counterparties"). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the "2029 Notes Capped Call Transactions") with each of the 2029 Notes Capped Call Counterparties. The 2029 Notes Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the 2029 Notes. The 2029 Notes Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2029 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $202.538 per share, representing a premium of 130% over the last reported sale price per share of our common stock on November 16, 2022, subject to certain adjustments under the terms of the 2029 Notes Capped Call Transactions.
The 2029 Notes Capped Call Transactions are separate transactions entered into by the Company with each of the 2029 Notes Capped Call Counterparties, are not part of the terms of the 2029 Notes, and do not affect any holder’s rights under the 2029 Notes. Holders of the 2029 Notes do not have any rights with respect to the 2029 Notes Capped Call Transactions.
Accounting for the Convertible Notes
In accounting for the initial issuance of the 2026 Notes and 2028 Notes, the Company separated such notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $145.2 million and $185.6 million for the 2026 Notes and 2028 Notes, respectively. The amounts were determined by deducting the fair value of the liability component from the par value of each of the 2026 Notes and 2028 Notes. Upon adoption of ASU 2020-06 on June 27, 2022, as of the first day of fiscal 2023, the unamortized discounts on the 2026 Notes and 2028 Notes were eliminated and the liability and equity components relating to the debt issuance costs for the 2026 Notes and 2028 Notes are now presented as a single liability. Debt issuance costs for the 2026 Notes, 2028 Notes and 2029 Notes are amortized to interest expense over their respective terms at an effective annual interest rate of 2.2%, 0.6% and 2.1% respectively.
The last reported sale price of the Company's common stock was not greater than or equal to 130% of the applicable conversion price for any of the Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on June 29, 2025. As a result, none of the Convertible Notes are convertible at the option of the holders through June 29, 2025.
Senior Secured Notes Amended and Restated Indenture
On June 23, 2023 (the "Issue Date"), the Company sold $1,250 million aggregate principal amount of the Senior Secured Notes. The total net proceeds from the Senior Secured Notes was approximately $1,149.3 million. The total net proceeds are net of debt issuance costs and an original issue discount of $50.0 million.

On October 11, 2024, the Company entered into the Amended and Restated Indenture (the "2030 Senior Notes Indenture"), which amends certain terms and conditions of the Senior Secured Notes and permits the Company to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions precedent.
On June 23, 2025, the Company entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Amended and Restated Indenture, dated as of October 11, 2024, which released Wolfspeed Germany GmbH, from its obligations and any related liens under the Senior Secured Notes and excludes net proceeds of the sale of “Building 21” from the offer to repurchase requirement under the 2030 Senior Notes Indenture.
Pursuant to the 2030 Senior Notes Indenture, the Senior Secured Notes bear interest (a) for the period from the effectiveness of the original Indenture related to the Senior Secured Notes entered into on June 23, 2023 to October 11, 2024 at a rate of 9.875% per annum; (b) for the period from October 11, 2024 through and including June 22, 2025 at a rate of 9.875% per annum (payable in cash), plus 2% per annum (payable at the Company's option, in cash or in-kind); (c) for the period commencing on June 23, 2025 through June 22, 2026 (i) if the Interest Rate Step-Down Condition (as defined below) is satisfied as of June 23, 2025, at a rate of 10.875% per annum (payable in cash) plus 2% per annum (payable at the Company's option in cash or in-kind) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23, 2025 at a rate of 11.875% per annum (payable in cash), plus 2% per annum (payable at the Company's option, in cash or in-kind); and (d) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the Senior Secured Notes, resulting in the aggregate principal amount of Senior Secured Notes outstanding being less than $1.0 billion and (ii) the Company receives at least $450.0 million of awards under the CHIPS Act or (b) as of the most recent June 23rd, the ratio of outstanding principal amount of the Senior Secured Notes to EBITDA (as defined in the 2030 Senior Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the 2030 Senior Notes Indenture is less than or equal to 2:1. The Senior Secured Notes will mature on the earlier of (x) June 23, 2030 and (y) September 1, 2029, if more than $175 million in aggregate principal amount of the Company's 1.875% convertible senior notes due December 1, 2029 remains outstanding on such date.
The 2030 Senior Notes Indenture requires the Company to make an offer to repurchase the Senior Secured Notes with 100% of the net cash proceeds of (x) certain core asset sales and casualty events and (y) certain non-core asset sales and casualty events, in either case in excess of $25.0 million since the Issue Date, subject to the ability to (so long as no default or event of default exists under the 2030 Senior Notes Indenture), reinvest the proceeds of such casualty events and asset sales (other than the proceeds of sales of certain core assets of the Company), at a price equal to the lesser of (i) 109.875% of the principal amount of the Senior Secured Notes being repurchased and (ii) if such disposition or casualty event occurred (x) during the fourth year after the Issue Date, 109.40625% of the principal amount of such Senior Secured Notes being repurchased, (y) during the fifth year after the Issue Date, 104.9375% of the principal amount of such Senior Secured Notes being repurchased and (z) during and after the sixth year after the Issue Date, 100% of the principal amount of such Senior Secured Notes being repurchased (this clause (ii), the Applicable Redemption Price). The Company is also required to offer to repurchase the Senior Secured Notes upon a change in control, at a price equal to, (i) if the change of control occurs during the first three years after the Issue Date, a customary make-whole redemption price minus 3.00% of the principal amount of Senior Notes being purchased and (ii) if such change of control occurs after the third anniversary of the Issue Date, the Applicable Redemption Price. The Company may prepay the Senior Secured Notes at any time, subject to: (i) if the prepayment occurs prior to the third anniversary of the Issue Date, by paying a customary make-whole premium and (ii) if the prepayment occurs on or after the third anniversary of the Issue Date, by paying the Applicable Redemption Price. Further, the Company has the right, prior to the third anniversary of the Issue Date, to make an optional redemption of up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of qualified equity issuances, at a redemption price equal to 109.875%.
The 2030 Senior Notes Indenture contains certain customary affirmative covenants, negative covenants and events of default, including a liquidity maintenance financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the trustee and collateral agent has been granted a perfected first lien security interest of at least $750.0 million as of the last day of any calendar month ending after April 1, 2025. Upon the Company having received at least $450.0 million of award disbursements pursuant to governmental grants under the CHIPS Act, the level of minimum liquidity will be permanently reduced to $500.0 million. Upon the Company having received at least $750.0 million of award disbursements pursuant to governmental grants under the CHIPS Act, the level of minimum liquidity will be permanently reduced to $250.0 million.

On October 22, 2024, the Company issued $250.0 million in aggregate principal amount of Senior Secured Notes pursuant to the 2030 Senior Notes Indenture and the total net proceeds were approximately $231.3 million. The total net proceeds are net of debt issuance costs and an original discount of $10.0 million.
The Senior Secured Notes are superior in right of payment to the Company's unsecured indebtedness to the extent of the collateral securing the Senior Secured Notes. Beyond the value of the collateral securing the Senior Secured Notes, the 2026 Notes, 2028 Notes, 2029 Notes and Senior Secured Notes (collectively, the "Corporate Debt Holdings") are equal in right of payment to any of the Company’s unsecured indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Corporate Debt Holdings; effectively subordinated in right of payment of any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
As of June 29, 2025, the Company was in compliance with all covenants relating to the Senior Secured Notes.
2033 CRD Agreement Amendment
In July 2023, the Company entered into the CRD Agreement with a customer, pursuant to which the customer agreed to provide the Company up to $2.0 billion in unsecured deposits. Under the CRD Agreement, the Company received an initial deposit of $1.0 billion in the first quarter of fiscal 2024 with the option to receive additional deposits up to $1.0 billion at the Company's request, subject to certain conditions during the 2024 calendar year. On February 27, 2024, the Company received an additional deposit of $500.0 million (the second draw), and on June 26, 2024, the Company received the final deposit of $500.0 million (the third draw). Unless previously terminated in accordance with its terms, the CRD Agreement will mature on July 5, 2033, and the amount of the deposits, together with accrued and unpaid interest, will be required to be repaid to the customer at such time.
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
On October 15, 2024, the Company entered into Amendment No. 1 to the CRD Agreement, which amended the existing agreement to, among other things, permit the Company to pay the accrued interest on the outstanding loans payable under the existing agreement on the last business day of each of December 2024 and June 2025 (together, the "PIK Amounts") by adding the PIK Amounts to the then outstanding principal amount of the loans rather than in cash. The interest rate on the PIK Amounts will accrue at a rate of 15.0% per annum. The amendment also permits the Company to grant liens on additional assets in Siler City, North Carolina in connection with disbursements pursuant to governmental grants or awards under the CHIPS Act, and permits the Company to pay a portion of interest on the Senior Secured Notes in-kind subject to the limitations set forth in the amendment to the CRD Agreement.
The CRD Agreement contains certain customary affirmative covenants, negative covenants and events of default.
Interest Expense
The interest expense, net recognized is as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Interest expense, net of capitalized interest	$263.3	$214.7	$32.3
Amortization of discount and issuance costs, net of capitalized interest	48.8	28.4	7.5
Total interest expense, net	$312.1	$243.1	$39.8

The Company capitalizes interest in connection with ongoing capacity expansions.

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Interest expense capitalized	$72.4	$28.3	$0.8
Amortization of discount and debt issuance costs capitalized	13.5	3.6	0.2
Total interest expense capitalized	$85.9	$31.9	$1.0
Fair Value
The estimated fair value of the Convertible Notes is $0.8 billion as of June 29, 2025, as determined by a Level 2 valuation. The estimated fair value of the Senior Secured Notes is $1.3 billion and the estimated fair value of the deposits under the CRD Agreement is $0.6 billion as of June 29, 2025, as determined by Level 3 valuations.
Note 10 – Shareholders’ Equity
On December 9, 2024, the Company established an "at-the-market" offering program (the "ATM Program") pursuant to which the Company could offer and sell, from time to time through sales agents, up to $200.0 million of the Company's common stock. The ATM Program was conducted pursuant to an equity distribution agreement (the "Equity Distribution Agreement") entered into by the Company and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the "Managers").
The ATM Program concluded on January 14, 2025 and the Company completed the sale of approximately $200.0 million of common stock and, as such, the ATM Program automatically terminated in accordance with the terms of the Equity Distribution Agreement. In total, the Company sold and received payment for 27.8 million additional shares of common stock at a weighted average price of $7.20 per share through the ATM Program for total gross proceeds of approximately $200.0 million and net proceeds of approximately $195.2 million, after $4 million in commissions to the Mangers and $0.8 million in other offering costs. The Company intends to use the net proceeds for general corporate purposes.
At June 29, 2025, the Company had reserved a total of approximately 54.5 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For vesting of outstanding stock units	4,627
For future equity awards under the 2023 Long-Term Incentive Compensation Plan	3,917
For future issuance under the Non-Employee Director Stock Compensation and Deferral Program	28
For future equity awards under the Inducement Plan	2,000
For future issuance upon conversion of the 2026 Notes	16,102
For future issuance upon conversion of the 2028 Notes	7,958
For future issuance upon conversion of the 2029 Notes	19,873
Total common shares reserved	54,505
Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for additional discussion of the Restructuring Support Agreement and Chapter 11 Cases and the potential implications of these matters on the Company's post-emergence capital structure.

Note 11 – Loss Per Share
The details of the computation of basic and diluted (loss) earnings per share are as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars, except share data)	June 29, 2025	June 30, 2024	June 25, 2023
Net loss from continuing operations	$(1,609.2)	$(573.6)	$(260.5)

Net loss from discontinued operations	—	(290.6)	(69.4)

Weighted average number of common shares - basic and diluted (in thousands)	141,320	125,693	124,374

Loss per share - basic and diluted:
Continuing operations	$(11.39)	$(4.56)	$(2.09)
Discontinued operations	$—	$(2.31)	$(0.56)
Diluted net (loss) earnings per share is the same as basic net (loss) earnings per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, 5.6 million, 4.4 million and 2.7 million, respectively, of dilutive shares were excluded from the calculation of diluted (loss) earnings per share because their effect would be anti-dilutive.
Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 9, “Debt.”
Note 12 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has two equity-based compensation plans, the 2023 Long-Term Incentive Compensation Plan (the "2023 LTIP") and the 2025 Inducement Award Plan (the "Inducement Plan"), from which stock-based compensation awards can be granted to employees and, in the case of the 2023 LTIP, directors. The terms of the Inducement Plan are substantially similar to the 2023 LTIP but with such other terms and conditions intended to comply with Section 303A.08 of the New York Stock Exchange Company Listed Manual. At June 29, 2025, there were 6.5 million shares authorized for issuance under the 2023 LTIP and 3.9 million shares remaining for future grants. At June 29, 2025, there were 2.0 million shares authorized for issuance under the Inducement Plan. all of which are remaining for future grants. The 2023 LTIP and the Inducement Plan provide for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
The Company also previously had an Employee Stock Purchase Plan ("ESPP") that provided employees with the opportunity to purchase common stock at a discount. In April 2025, the Compensation Committee approved the termination of the ESPP, which was effective immediately. The ESPP limited employee contributions to 15% of each employee’s compensation (as defined in the plan) and allowed employees to purchase shares at a 15% discount, subject to IRS limitations. The ESPP provided for a twelve-month participation period, divided into two equal six-month purchase periods, and also provided a look-back feature. At the end of each six-month period in April and October, participants could purchase the Company’s common stock through the ESPP at a 15% discount to the fair market value of the common stock on the first day of the twelve-month participation period or the purchase date, whichever is lower. The ESPP also provided an automatic reset feature to start participants on a new twelve-month participation period if the fair market value of common stock declines during the first six-month purchase period.

Restricted Stock Units
A summary of nonvested restricted stock units (RSUs) outstanding as of June 29, 2025 and changes during the year then ended is as follows (shares in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2024	3,038	$72.33
Granted	4,879	16.42
Vested	(908)	66.59
Forfeited	(2,382)	37.85
Nonvested at June 29, 2025	4,627	$32.41
The aggregate fair value of awards vested in fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023, based on the market price of the Company's common stock on the vesting date, was $13.1 million, $55.2 million and $61.6 million, respectively.
As of June 29, 2025, there was $74.6 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.48 years.
Stock-Based Compensation Valuation and Expense
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Cost of revenue, net	$36.9	$28.5	$20.3
Research and development	11.6	11.4	11.2
Sales, general and administrative	24.8	45.0	41.2
Total stock-based compensation expense	$73.3	$84.9	$72.7
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
The range of assumptions used to value stock issued under the ESPP were as follows:

Fiscal Years Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Risk-free interest rate	4.28 - 5.21%	5.44 - 5.54%	4.57 - 5.06%
Expected life, in years	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	73.7 - 100.2%	73.5 - 74.4%	66.8 - 86.2%
Dividend yield	—	—	—

The range of assumptions used for performance-based awards with market conditions were as follows:

	Fiscal Years Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Risk-free interest rate	3.92%	4.52%	2.80%
Expected life, in years	3.0	3.0	3.0
Average volatility of peer companies	67.4%	65.9%	68.8%
Average correlation coefficient of peer companies	0.41	0.44	0.48
Dividend yield	—	—	—
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
Expected Volatility
The Company estimates expected volatility for the options and ESPP awards. giving consideration to the expected life of the respective award, the Company’s current expected growth rate, implied volatility in traded options for its common stock, and the historical volatility of its common stock. For purposes of estimating volatility for use in the Monte Carlo model for the market-based awards, the Company utilizes historical volatilities of the Company and the members of the defined peer group.
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

Note 13 – Income Taxes
The following were the components of loss before income taxes:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Domestic	($1,619.2)	($572.2)	($262.6)
Foreign	0.3	(0.3)	2.8
Loss before income taxes	($1,618.9)	($572.5)	($259.8)
The following were the components of income tax (benefit) expense:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Current:
Federal	$—	$—	$0.3
Foreign	0.6	0.9	0.5
State	—	0.2	0.1
Total current	0.6	1.1	0.9
Deferred:
Federal	(10.5)	—	—
Foreign	0.5	—	(0.2)
State	(0.3)	—	—
Total deferred	(10.3)	—	(0.2)
Income tax expense	($9.7)	$1.1	$0.7

Actual income tax (benefit) expense differed from the amount computed by applying each period's United States federal statutory tax rate to pre-tax earnings as a result of the following:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	% of Loss	June 30, 2024	% of Loss	June 25, 2023	% of Loss
Federal income tax provision at statutory rate	($340.0)	21%	($120.2)	21%	($54.6)	21%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(13.8)	1%	(5.0)	1%	(0.7)	—%
Tax exempt interest	(0.1)	—%	(0.4)	—%	(0.5)	—%
(Decrease) increase in tax reserve	(0.4)	—%	(2.0)	—%	(0.4)	—%
Research and development credits	(7.3)	1%	(9.7)	2%	(8.7)	3%
Increase (decrease) in valuation allowance	309.1	(19)%	127.0	(22)%	62.0	(24)%
Stock-based compensation	14.2	(1)%	8.8	(2)%	3.0	(1)%
Statutory rate differences	0.1	—%	—	—%	0.1	—%
Foreign earnings taxed in U.S.	3.5	—%	0.4	—%	(0.4)	—%
Goodwill Impairment	23.1	(1)%	—	—%	—	—%
Provision to return adjustments	0.9	—%	(0.4)	—%	0.1	—%
Impact of rate changes	(3.4)	—%	0.4	—%	—	—%
Expiration of attributes	0.1	—%	2.0	—%	0.2	—%
Pre-petition charges	4.1	—%	—	—%	—	—%
Other	0.2	—%	0.2	—%	0.6	—%
Income tax expense	($9.7)	1%	$1.1	—%	$0.7	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024
Deferred tax assets:
Compensation	$8.3	$5.4
Inventories	45.3	45.4
Sales return reserve and allowance for bad debts	8.1	11.2
Federal and state net operating loss carryforwards	691.0	506.8
Federal income tax credits	77.0	69.7
State income tax credits	0.7	0.7
48C investment tax credits	35.7	35.7
Investments	0.6	2.3
Stock-based compensation	9.0	10.7
Deferred revenue	25.0	35.0
Lease liabilities	35.1	28.7
Capitalized research and development	120.1	101.6
Convertible notes	58.5	62.6
Nondeductible interest carryforward	95.3	27.7
Other	14.1	3.0
Total gross deferred assets	1,223.8	946.5
Less valuation allowance	(1,041.4)	(734.1)
Deferred tax assets, net	182.4	212.4

Deferred tax liabilities:
Property and equipment	(122.4)	(123.8)
Intangible assets	(5.0)	(58.6)
Other long-term investments	(9.0)	(4.0)
Prepaid taxes	(0.5)	(0.5)
Foreign earnings recapture	(4.2)	(4.2)
Taxes on unremitted foreign earnings	(7.0)	(6.9)
Lease assets	(29.1)	(23.8)
Other	(4.6)	(0.3)
Total gross deferred liability	(181.8)	(222.1)
Deferred tax liability, net	$0.6	($9.7)

The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Balance at June 29, 2025
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($0.5)
Foreign income taxes	1.1	—
Total	$1.1	($0.5)

	Balance at June 30, 2024
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($10.8)
Foreign income taxes	1.1	—
Total	$1.1	($10.8)
The Company weighs all available evidence, both positive and negative, to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. The Company has concluded that it is necessary to recognize a full valuation allowance against its United States deferred tax assets as of June 29, 2025. As of June 30, 2024, the United States valuation allowance was $734.1 million. For the fiscal year ended June 29, 2025, the Company increased the United States valuation allowance by $307.3 million due to increases in deferred tax assets related to the current year domestic loss and interest carryforwards and decreases in deferred tax liabilities related to property, equipment, and intangibles. The Company has immaterial valuation allowances against deferred tax assets in international jurisdictions which decreased immaterially during the fiscal year ended June 29, 2025.
As of June 29, 2025, the Company had approximately $3.2 billion of federal net operating loss carryovers which are fully offset by liabilities for unrecognized tax benefits and valuation allowance. Of the Company's federal net operating loss carryovers, $145.0 million begin to expire in fiscal 2038 while the remaining carryovers have no carry forward limitation. The Company has $734.7 million of state net operating loss carryovers which are fully offset due to a valuation allowance. The Company's state net operating loss carryovers begin to expire in fiscal 2026. Additionally, the Company had $116.6 million of federal credit carryforwards, which are fully offset by liabilities for unrecognized tax benefits and a valuation allowance, and $0.7 million of state income tax credit carryforwards, which are fully offset by a valuation allowance. The federal and state income tax credit carryforwards will begin to expire in fiscal 2031 and fiscal 2026, respectively. As of June 29, 2025, the Company had approximately $1.8 million of foreign net operating loss carryovers, of which $0.3 million are offset by a valuation allowance. The Company's foreign net operating loss carryovers have no carry forward limitation. As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, the transactions contemplated by the Chapter 11 Cases are expected to limit the Company's ability to utilize net operating loss and credit carryforwards that are generated before the Plan Effective Date.
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
As of June 30, 2024, the Company’s liability for unrecognized tax benefits was $9.4 million. During the fiscal year ended June 29, 2025, the liability for unrecognized tax benefits decreased by $1.1 million, which was related to prior year tax positions. In addition, there was a decrease of $0.4 million for expiration of statute of limitations, offset by an increase of $0.4 million for generated research and development credits. As a result, the total liability for unrecognized tax benefits as of June 29, 2025 was $8.3 million. If any portion of this $8.3 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.3 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.

The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Fiscal Years Ended
(in millions of U.S. Dollars)	June 29, 2025	June 30, 2024	June 25, 2023
Balance at beginning of period	$9.4	$9.8	$7.2
Increases related to prior year tax positions	—	—	1.7
Decreases related to prior year tax positions	(1.1)	(0.1)	—
Settlements with tax authorities	—	—	(0.2)
Expiration of statute of limitations for assessment of taxes	(0.4)	(2.0)	(0.1)
Increases related to current year positions	0.4	1.7	1.2
Balance at end of period	$8.3	$9.4	$9.8
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations totaled less than $0.1 million for the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023. The Company accrued less than $0.1 million for interest and penalties relating to unrecognized tax benefits in the consolidated balance sheets as of June 29, 2025 and June 30, 2024.
The Company files United States federal, United States state and foreign tax returns. For United States federal purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2022. For United States state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2021. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2015. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company provides for income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of June 29, 2025, the Company has approximately $49.0 million of undistributed earnings for certain non-United States subsidiaries. As of June 29, 2025, the Company cannot assert an intention to permanently reinvest $42.2 million of the $49.0 million undistributed foreign earnings. The Company would incur $6.8 million of foreign income taxes if the $42.2 million of foreign earnings were repatriated. As of June 29, 2025, the Company has not provided income taxes on the remaining undistributed foreign earnings of $6.8 million as the Company continues to maintain its intention to reinvest these earnings in foreign operations indefinitely. If, at a later date, these earnings were repatriated to the United States, the Company would be required to pay approximately $1.2 million in taxes on these amounts.

Note 14 – Commitments and Contingencies
The Company is currently a party to various legal proceedings, including the cases described below. As a result of the Chapter 11 Cases, substantially all non-bankruptcy proceedings pending against the Company have been stayed on account of the automatic stay. While management presently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in matters for which injunctive relief or other conduct remedies may be sought, an injunction prohibiting the Company from selling one or more products at all or in particular ways. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s business, results of operations, financial position and overall trends. The outcomes in these matters are not reasonably estimable.
In October 2021, The Trustees of Purdue University ("Purdue") filed a complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging infringement of U.S. Patent Nos. 7,498,633 (the "'633 Patent"), entitled "High-voltage power semiconductor device," and 8,035,112 (the "'112 Patent"), entitled "SIC power DMOSFET with self-aligned source contact." In the complaint, Purdue also alleged willful infringement and sought unspecified monetary damages and attorneys’ fees. In August 2022, Purdue voluntarily withdrew all allegations as to the '112 Patent after having disclaimed all rights to that patent. On February 25, 2025, the Company entered into a confidential settlement agreement with Purdue resolving all remaining claims against the Company. A stipulation for dismissal was filed with the court, and the court dismissed the case with prejudice on March 17, 2025. The Company recorded the entire financial impact of the settlement during the third quarter of fiscal 2025 as the loss became probable and estimable when the settlement was made.
On November 15, 2024, the Company and certain of its former executive officers were named as defendants (“Defendants”) in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between August 16, 2023 and November 6, 2024 in connection with the operational status, profitability, and growth potential of the Mohawk Valley fabrication facility, among other things. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025 and January 13, 2025, respectively, two additional lawsuits captioned Maizner v. Wolfspeed, Inc., et al., Case No. 6:25-cv-00046 and Ferreira v. Wolfspeed, Inc., et al., Case No. 6:25-CV-00062 were filed in the United States District Court for the Northern District of New York by shareholders regarding these same matters and naming the same Defendants. On February 24, 2025, the Court consolidated the Zagami, Maizner, and Ferreira actions and appointed co-lead plaintiffs and co-lead counsel. On May 5, 2025, co-lead plaintiffs filed an amended complaint. On June 4, 2025, Defendants filed a motion to transfer the consolidated action to the US. District Court for the Middle District of North Carolina and as of July 22, 2025, briefing on the motion to transfer was complete. Pursuant to section 362 of title 11 of the United States Code (the “Bankruptcy Code”), the class action was stayed upon the filing of the Company’s voluntary petition for relief under chapter 11 of the Bankruptcy Code on June 30, 2025 in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) as to the Company but not as to the individual defendants.
On April 21, 2025, a derivative action was filed by a putative shareholder purportedly on behalf of the Company in the United States District Court for the Middle District of North Carolina against certain current and former directors and officers of the Company (collectively, “Derivative Action Defendants”) for breach of fiduciary duty, waste, unjust enrichment, aiding and abetting, insider trading, and a violation of Section 14(a) of the Exchange Act. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the Derivative Action Defendants’ alleged misconduct, as well as declaratory and other monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated securities class action described above. Pursuant to section 362 of the Bankruptcy Code, the derivative action was stayed upon the filing of the Company’s voluntary petition for relief under chapter 11 of the Bankruptcy Code on June 30, 2025 in the Bankruptcy Court.
The Company intends to vigorously defend against the claims in the above-referenced actions.
Grant Disbursement Agreement ("GDA") with the State of New York
The Company currently has a GDA with the State of New York Urban Development Corporation (doing business as Empire State Development). The GDA provides a potential total grant amount of $500.0 million to partially and fully reimburse the Company for certain property, plant and equipment costs related to the Company's construction of its silicon carbide device fabrication facility in Marcy, New York.

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
As of June 29, 2025, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.2 million to $5.2 million per year through fiscal 2031.
As of June 29, 2025, the Company has reduced property and equipment, net by a total of $500.0 million as a result of GDA reimbursements, of which $467.3 has been received in cash and an additional $32.7 million in receivables has been recorded in other current assets in the consolidated balance sheet.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the third quarter of fiscal 2025, the Company amended the agreement to extend the term of the contract through December 2029 and modify the remaining minimum annual purchase commitments. During the fiscal years ended June 29, 2025 and June 30, 2024, the Company purchased $20.0 million and $36.7 million of product under this agreement. As of June 29, 2025, minimum future product purchases for fiscal years 2026, 2027, 2028 and 2029 are $41.3 million, $38.0 million, $40.0 million and $42.0 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. The Company paid $18.1 million in fiscal 2025, $32.9 million in fiscal 2024 and $5.5 million in fiscal 2023 in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In the second quarter of fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the fiscal years ended June 29, 2025 and June 30, 2024, the Company purchased $26.4 million and $19.2 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the period. Minimum future product purchases for fiscal years 2026 and 2027 are $31.2 million and $9.6 million, respectively.
The Company will also be required to purchase electricity for its facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $62.4 million over the next 5 years and approximately $25.7 million over the next 8 years, respectively.
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
For the fiscal year ended June 29, 2025, two customers represented 19% and 18% of revenue, respectively. For the fiscal year ended June 30, 2024, two customers represented 24% and 13% of revenue, respectively. For the fiscal year ended June 25, 2023, two customers represented 22% and 14% of revenue, respectively. No other customers individually accounted for more than 10% of revenue for the fiscal years ended June 29, 2025, June 30, 2024 and June 25, 2023.

Two customers accounted for 26% and 12% of the accounts receivable balance as of June 29, 2025, respectively. Three customers accounted for 20%, 14% and 11% of the accounts receivable balance as of June 30, 2024, respectively. No other customers accounted for more than 10% of the accounts receivable balance as of June 29, 2025 and June 30, 2024.
Note 16 - Restructuring
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerates its transition from 150mm to 200mm silicon carbide devices (collectively with the subsequent updates described below, the 2025 Restructuring Plan).
The actions taken under the 2025 Restructuring Plan are expected to ultimately result in the closure of the Company's 150mm device fabrication facility in Durham, North Carolina as well as a realignment of related activities across the geographic regions in which the Company operates. The Company also initiated plans to consolidate its manufacturing footprint for epitaxy products by closing operations at its facility in Farmers Branch, Texas and impairing assets associated with the Saarland, Germany site during fiscal 2025. In addition, the Company is taking steps to optimize the allocation of resources across various functional groups. The Company also implemented a voluntary separation program for a limited number of eligible employees based on their age and years of service. During the third and fourth quarters of fiscal 2025, the Company increased the scope of the planned headcount reductions, primarily in its Materials Products operations and supporting roles.
The 2025 Restructuring Plan is expected to result in a cumulative total headcount reduction of approximately 25%. As of June 29, 2025, the 2025 Restructuring Plan resulted in a cumulative total headcount reduction of approximately 23%, and the remainder is expected to occur over the next six months.
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
Including these additional facility closure-related costs, the Company expects to incur approximately $450 million to $500 million of total costs, including approximately $75 million of involuntary and voluntary severance costs, approximately $160 million of other closure-related cash costs, and approximately $265 million of charges related to long-lived assets and other non-cash costs, including accelerated depreciation and impairments upon abandonment or disposal of machinery and equipment.
A summary of the charges recognized in the consolidated statements of operations through the fourth quarter of fiscal 2025 resulting from these restructuring activities is shown below:

Fiscal Year Ended
(in millions of U.S. Dollars)	June 29, 2025
Accelerated depreciation	33.6
Other closure-related costs	63.5
Total cost of revenue, net	97.1

Impairments on abandoned assets	170.2
Severance(1)	72.9
Accelerated depreciation	11.4
Contract termination costs	18.6
Other closure-related costs	32.0
Restructuring and other expenses	305.1
Total	402.2
(1)Employee severance and benefit costs include the early exit program activity.

A summary of the balance sheet activity during fiscal 2025 related to the 2025 Restructuring Plan is shown below:

(in millions of U.S. Dollars)	As of June 30, 2024	Charges	Usage	June 29, 2025
Employee severance and benefit costs(1)	$—	$72.9	($47.7)	$25.2
Contract termination liability	—	18.6	(13.1)	5.5
Total	$—	$91.5	($60.8)	$30.7
(1)Employee severance and benefit costs includes the early exit program activity.
The restructuring liability of $30.7 million at June 29, 2025, relating to severance payments and contract terminations, is recorded in the "accounts payable and accrued expenses" and "other current liabilities" and "other long-term liabilities" line items of the consolidated balance sheets, respectively.
Note 17 - Subsequent Events
Chapter 11 Bankruptcy
On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are being jointly administered under the caption In re Wolfspeed Inc., et. al. Case No. 25-90163. Please refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies", for more information regarding the Chapter 11 Cases.
RTP Transfer
On July 25, 2025, the Company and MACOM completed the RTP Fab Transfer. At such time, the transfer restrictions and risk of forfeiture for the MACOM Shares lapsed and the RF Master Supply Agreement terminated pursuant to its terms.
One Big Beautiful Bill Act
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes changes to U.S. tax law including increasing the AMIC to 35 percent from 25 percent for property placed in service after December 31, 2025 and providing for the immediate expensing of U.S. research expenditures and eligible capital expenditures. The effects of the OBBBA become effective to the Company beginning in fiscal 2026. The Company is currently evaluating the effect of the legislation on our financial statements.

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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 29, 2025.

The effectiveness of our internal control over financial reporting as of June 29, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 29, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

2025 Annual Meeting of Shareholders
We currently plan to hold our 2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”) on or about December 16, 2025. The time and location of the 2025 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2025 Annual Meeting to be filed with the SEC.
Because the expected date of the 2025 Annual Meeting represents a change of more than 30 calendar days from the date that was included in the proxy statement for the 2024 Annual Meeting of Shareholders as the expected date for the 2025 Annual Meeting, we are informing shareholders of this change and the updated deadline for shareholders to submit proposals intended for inclusion in our proxy statement for consideration at the 2025 Annual Meeting in accordance with the rules and regulations of the SEC. Accordingly, to be timely, shareholders wishing to submit proposals intended to be considered for inclusion in our proxy statement relating to the 2025 Annual Meeting must ensure that proper notice is received by us at our offices no later than the close of business on October 10, 2025, which we consider a reasonable time before we will begin printing and mailing proxy materials. Any proposal intended to be considered for inclusion in our proxy statement and form of proxy must comply with Rule 14a-8 of Regulation 14A under the Exchange Act. The submission of a shareholder proposal does not guarantee that it will be included in our proxy materials.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders (the "2025 Proxy Statement"), which will be filed with the SEC within 120 days after the end of fiscal 2025.
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date

2.1^	Purchase Agreement, dated March 14, 2019, by and between Cree, Inc. and IDEAL Industries, Inc., as amended		8-K	2.1	5/16/2019
2.2^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc., as amended		8-K	2.1	3/2/2021
2.3^	Asset Purchase Agreement, dated August 22, 2023, between Wolfspeed, Inc. and MACOM Technology Solutions Holdings Inc.		8-K/A	2.1	8/28/2023
3.1	Amended and Restated Articles of Incorporation		8-K	3.1	10/24/2023
3.2	Amended and Restated Bylaws, dated January 23, 2023		10-Q	3.1	1/26/2023
4.1	Description of the Registered Securities		10-Q	4.3	11/2/2023
4.2	Indenture, dated as of April 21, 2020, between Cree, Inc. and U.S. Bank National Association		8-K	4.1	4/21/2020
4.3	Form of 1.75% Convertible Senior Note due 2026 (included in Exhibit 4.2)		8-K	4.2	4/21/2020
4.4	Indenture, dated as of February 3, 2022, between Wolfspeed, Inc. and U.S. Bank National Association		8-K	4.1	2/3/2022
4.5	Form of 0.25% Convertible Senior Note due 2028 (included in Exhibit 4.4)		8-K	4.2	2/3/2022
4.6	Indenture, dated as of November 21, 2022, between Wolfspeed, Inc. and U.S. Bank Trust Company, National Association		8-K	4.1	11/21/2022
4.7	Form of 1.875% Convertible Senior Note due 2029 (included in Exhibit 4.6)		8-K	4.2	11/21/2022
4.8	Form of certificate representing the Senior Secured Notes due 2030 (included as Exhibit A to Exhibit 10.36)		8-K	4.1	6/26/2023
4.9	Form of certificate representing the Senior Secured Notes due 2030 for the Initial Note (included as Exhibit A to Exhibit 10.36)		8-K	4.1	10/15/2024
4.10	Form of certificate representing the Global Notes due 2030 for the Notes (included as Exhibit B to Exhibit 10.36)		8-K	4.2	10/15/2024
4.11	Unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	4.1	7/5/2023
4.12	Amendment No. 1 to Unsecured Customer Refundable Deposit Agreement, dated as of October 15, 2024, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	4.1	10/16/2024
10.1*	2013 Long-Term Incentive Compensation Plan, as amended ("2013 LTIP")		10-Q	10.3	10/28/2021
10.2*	Form of Stock Unit Award Agreement (Performance-Based) under the 2013 LTIP		10-K	10.41	8/20/2018
10.3*	Form of Stock Unit Award Agreement (Time-Based) under the 2013 LTIP		10-K	10.42	8/20/2018
10.4*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg A. Lowe		8-K	10.1	9/8/2020

10.5*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.4	10/28/2021
10.6*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Executive Officers other than the Chief Executive Officer		10-Q	10.5	10/28/2021
10.7*	Form of Restricted Stock Unit Award Agreement under the 2013 LTIP for Non-Employee Directors		10-Q	10.6	10/28/2021
10.8*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe		10-Q	10.7	10/28/2021
10.9*	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than the Chief Executive Officer		10-Q	10.8	10/28/2021
10.10*	Form of Performance Share Award Agreement under the 2013 LTIP for Gregg Lowe (fiscal 2024 award)		10-K	10.13	8/23/2023
10.11*	Form of Performance Share Award Agreement under the 2013 LTIP for Executive Officers other than the Chief Executive Officer (fiscal 2024 award)		10-K	10.14	8/23/2023
10.12*	2023 Long-Term Incentive Compensation Plan ("2023 LTIP")		8-K	10.1	10/24/2023
10.13*	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Gregg Lowe		10-Q	10.3	2/1/2024
10.14*	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Executive Officers other than the Chief Executive Officer		10-Q	10.4	2/1/2024
10.15*	Form of Restricted Stock Unit Award Agreement under the 2023 LTIP for Non-Employee Directors		10-Q	10.5	2/1/2024
10.16*	Form of Performance Stock Unit Award Agreement under the 2023 LTIP for Gregg Lowe		10-Q	10.6	2/1/2024
10.17*	Form of Performance Stock Unit Award Agreement under the 2023 LTIP for Executive Officers other than the Chief Executive Officer		10-Q	10.7	2/1/2024
10.18*	Wolfspeed, Inc. 2025 Inducement Award Plan		8-K	10.1	5/7/2025
10.19*	Wolfspeed Bonus Plan for Fiscal Year 2025		10-Q	10.2	5/9/2025
10.20*	Change in Control Agreement for Chief Executive Officer between Cree, Inc. and Gregg A. Lowe, dated September 22, 2017		8-K	10.1	9/28/2017
10.21*	First Amendment to Change in Control Agreement (for Chief Executive Officer), dated May 4, 2018		8-K	10.3	5/4/2018
10.22*	Separation, Consulting and General Release Agreement, dated as of December 16, 2024, by and between Wolfspeed, Inc. and Gregg Lowe		10-Q	10.4	1/30/2025
10.23*	Wolfspeed Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, as amended and restated		10-K	10.22	8/22/2024
10.24*	Form of Participation Agreement Under Cree Severance Plan - Senior Leadership Team		8-K	10.2	5/4/2018
10.25*	Offer Letter between Wolfspeed, Inc. and Thomas H. Werner, dated November 19, 2024		8-K	10.1	11/21/2024
10.26*	Employment Agreement, dated March 27, 2025, between Wolfspeed, Inc. and Robert Feurle		8-K	10.1	3/27/2025
10.27*	Employment Agreement, dated May 22, 2025, between Wolfspeed, Inc. and David Emerson		8-K	10.1	5/23/2025
10.28*	Executive Transition and Separation Agreement, dated May 19, 2025, between Wolfspeed, Inc. and Neill Reynolds	X
10.29*	Separation Agreement and Release of Claims, dated June 1, 2025, between Wolfspeed, Inc. and Neill Reynolds	X
10.30*	Retention Agreement with Kevin Speirits effective May 23, 2025		8-K	10.1	5/28/2025
10.31*	Employment Agreement, dated July 6, 2025, between Wolfspeed Europe GmbH and Gregor van Issum		8-K	10.1	7/7/2025
10.32*	Schedule of Compensation of Non-Employee Directors		8-K	10.1	5/9/2025

10.33*	Non-Employee Director Stock Compensation and Deferral Program, as amended and restated		10-Q	10.10	10/28/2021
10.34*	Form of Cree, Inc. Indemnification Agreement for Directors and Officers		8-K	10.1	10/29/2010
10.35†	Amended and Restated Indenture, dated as of October 11, 2024, by and among Wolfspeed, Inc., Wolfspeed Germany GmbH, as a subsidiary guarantor, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent		8-K	10.1	10/15/2024
10.36	First Supplemental Indenture, dated as of October 22, 2024, by and among Wolfspeed, Inc., Wolfspeed Germany GmbH, as a subsidiary guarantor, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent		10-Q	10.2	11/7/2024
10.37	Second Supplemental Indenture, dated as of June 23, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent		8-K	10.3	6/23/2025
10.38**	Restructuring Support Agreement, dated as of June 22, 2025, by and among Wolfspeed, Inc., Wolfspeed Texas LLC, the Consenting Noteholders and Renesas		8-K	10.1	6/23/2025
10.39**	Rights Offering Backstop Commitment Agreement, dated as of June 22, 2025, by and among Wolfspeed, Inc., Wolfspeed Texas LLC, and the Commitment Parties		8-K	10.2	6/23/2025
19.1	Securities Trading Policy		10-K	19.1	8/22/2024
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Wolfspeed, Inc. Compensation Recovery Policy		10-K	19.1	8/22/2024
101	The following materials from Wolfspeed, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Wolfspeed, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 29, 2025 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a copy of all omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon its request.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential. The registrant under undertakes to furnish an unredacted copy of the exhibits to the U.S. Securities and Exchange Commission upon its request.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the registrant treats as private or confidential. The registrant undertakes to furnish an unredacted copy of the exhibit to the U.S. Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFSPEED, INC.
Date:	August 26, 2025

By:	/s/ Robert Feurle
Robert Feurle
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FEURLE	Chief Executive Officer	August 26, 2025
Robert Feurle	(Principal Executive Officer)

/s/ KEVIN SPEIRITS	Interim Chief Financial Officer	August 26, 2025
Kevin Speirits	(Principal Financial and Principal Accounting Officer)

/s/ THOMAS H. WERNER	Chairman and Director	August 26, 2025
Thomas H. Werner

/s/ GLENDA DORCHAK	Director	August 26, 2025
Glenda Dorchak

/s/ JOHN C. HODGE	Director	August 26, 2025
John C. Hodge

/s/ MARVIN A. RILEY	Director	August 26, 2025
Marvin A. Riley

/s/ DARREN R. JACKSON	Director	August 26, 2025
Darren R. Jackson

/s/ DUY-LOAN T. LE	Director	August 26, 2025
Duy-Loan T. Le

/s/ Paul Walsh	Director	August 26, 2025
Paul Walsh

/s/ STACY J. SMITH	Director	August 26, 2025
Stacy J. Smith

/s/ MARK JENSEN	Director	August 26, 2025
Mark Jensen