Form 10-Q
period 2025-09-28
WOLFSPEED, INC.
filed 2025-11-07
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-40863
__________________________________________
WOLFSPEED, INC.
(Exact name of registrant as specified in its charter)

Delaware		56-1572719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4600 Silicon Drive
Durham	North Carolina	27703
(Address of principal executive offices)		(Zip Code)
(919) 407-5300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00125 par value	WOLF	New York Stock Exchange
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
Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 31, 2025, was 25,892,446.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended September 28, 2025

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. Dollars, except share data in thousands)	September 28, 2025	June 29, 2025
Assets
Current assets:
Cash and cash equivalents (includes restricted cash: $41 million and $0 million, respectively)	$571.6	$467.2
Short-term investments	354.4	488.2
Total cash, cash equivalents and short-term investments	926.0	955.4
Accounts receivable, net	155.6	178.8
Inventories, net	385.5	435.4
Prepaid expenses	75.5	97.2
Investment tax credit receivable	654.0	653.4
Other current assets	118.3	222.0
Total current assets	2,314.9	2,542.2
Property and equipment, net	3,775.8	3,916.5
Intangible assets, net	24.2	23.8
Long-term investment tax credit receivable	181.3	105.0
Other assets	254.9	266.9
Total assets	$6,551.1	$6,854.4

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$196.5	$280.2
Contract liabilities and distributor-related reserves	72.9	50.0
Income taxes payable	0.9	0.8
Finance lease liabilities	—	0.5
Current maturity on long-term borrowings	—	6,538.0
Other current liabilities	29.3	220.5
Total current liabilities	299.6	7,090.0
Long-term liabilities:
Finance lease liabilities - long-term	—	8.4
Other long-term liabilities	16.6	203.1
Liabilities subject to compromise	7,315.3	—
Total liabilities	7,631.5	7,301.5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 3,000 shares authorized at September 28, 2025 and June 30, 2024; none issued and outstanding	—	—
Common stock, par value $0.00125; 400,000 shares authorized at September 28, 2025 and June 29, 2025; 156,479 and 155,643 shares issued and outstanding at September 28, 2025 and June 29, 2025, respectively	0.2	0.2
Additional paid-in-capital	4,103.6	4,094.1
Accumulated other comprehensive loss	(3.0)	(3.8)
Accumulated deficit	(5,181.2)	(4,537.6)
Total shareholders’ equity	(1,080.4)	(447.1)
Total liabilities and shareholders’ equity	$6,551.1	$6,854.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
(in millions of U.S. Dollars, except share data)	September 28, 2025	September 29, 2024
Revenue, net	$196.8	$194.7
Cost of revenue, net	273.9	230.9
Gross (loss) profit	(77.1)	(36.2)
Operating expenses:
Research and development	31.7	50.9
Sales, general and administrative	37.9	62.2
Factory start-up costs	—	19.7
Gain on disposal of property and equipment	(5.7)	—
Restructuring and other expenses	20.4	61.1
Total operating expense	84.3	193.9
Operating loss	(161.4)	(230.1)
Reorganization items, net	503.8	—
Interest expense, net of capitalized interest	0.7	64.5
Non-operating income, net	(22.4)	(12.8)
Loss before income taxes	(643.5)	(281.8)
Income tax (benefit) expense	0.1	0.4
Net loss	($643.6)	($282.2)

Basic and diluted loss per share
Net loss	($4.12)	($2.23)

Weighted average shares - basic and diluted (in thousands)	156,185	126,733
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Net loss	($643.6)	($282.2)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	0.8	7.3
Comprehensive loss	(642.8)	(274.9)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 29, 2025	155,643	$0.2	$4,094.1	($4,537.6)	($3.8)	($447.1)
Net loss	—	—	—	(643.6)	—	(643.6)
Unrealized gain on available-for-sale securities	—	—	—	—	0.8	0.8
Tax withholding on vested equity awards	(382)	—	(0.6)	—	—	(0.6)
Stock-based compensation	1,218	—	10.1	—	—	10.1
Balance at September 28, 2025	156,479	$0.2	$4,103.6	($5,181.2)	($3.0)	($1,080.4)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
(DEBTOR-IN-POSSESSION)
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
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Operating activities:
Net loss	($643.6)	($282.2)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Non-cash reorganization items	475.7	—
Depreciation and amortization	69.3	71.1
Gain on sale of property	(5.7)	—
Gain on RTP Fab Transfer	(25.4)	—
Amortization and write-off of deferred financing costs	—	6.7
Stock-based compensation	13.6	23.7
Loss on equity investment	10.9	—
Inventory write-off	29.0	—
Loss on disposal or impairment of property and equipment	0.2	0.6
Amortization of premium on investments, net	(1.2)	(3.8)
Realized loss on sale of investments	—	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	23.2	2.0
Inventories	0.7	(25.6)
Prepaid expenses and other assets	42.2	(10.5)
Accounts payable	22.4	20.2
Accrued salaries and wages and other liabilities	(28.4)	65.1
Contract liabilities and distributor-related reserves	22.8	0.6
Cash provided by (used in) operating activities	5.7	(132.0)
Investing activities:
Purchases of property and equipment	(104.0)	(437.0)
Purchases of patent and licensing rights	(1.4)	(1.2)
Proceeds from sale of property and equipment	13.9	—
Proceeds from sale of MACOM shares	92.7	—
Purchases of short-term investments	(83.4)	(56.1)
Proceeds from maturities of short-term investments	151.8	256.2
Proceeds from sale of short-term investments	67.2	3.1
Reimbursement of capital expenditures from incentives and investment credits	0.1	42.0
Cash provided by (used in) investing activities	136.9	(193.0)
Financing activities:
Adequate protection payments on Existing Senior Secured Notes	(38.4)	—
Tax withholding on vested equity awards	(0.6)	(3.6)
Payments on long-term debt borrowings, including finance lease obligations	—	(0.1)
Incentive-related escrow refunds	—	10.0
Commitment fees on long-term incentive agreement	—	(1.5)
Cash (used in) provided by financing activities	(39.0)	4.8
Effects of foreign exchange changes on cash and cash equivalents	0.8	0.4
Net change in cash, cash equivalents and restricted cash	104.4	(319.8)
Cash, cash equivalents and restricted cash, beginning of period	467.2	1,045.9
Cash, cash equivalents and restricted cash, end of period	$571.6	$726.1
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
(DEBTOR-IN-POSSESSION)
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, shareholders' equity and cash flows at September 28, 2025, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 29, 2025 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year's presentation, which include the moving of amounts related to "Long-term receivables" and "Deferred tax assets" to "Other assets," "Deferred tax liabilities" to "Other long-term liabilities," impairments previously presented in "Loss/gain on disposal or impairment," and "Amortization of acquired intangibles" to "Restructuring and other expenses," and to separate "Interest expense, net of capitalized interest" out of "Non-operating income, net." These reclassifications had no effect on previously reported net loss or shareholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025 (the "2025 Form 10-K"). The results of operations for the three months ended September 28, 2025 are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2026 ("fiscal 2026").
Chapter 11 Cases
On June 30, 2025 (the “Petition Date”), the Company and its wholly owned subsidiary, Wolfspeed Texas LLC (together with the Company, the “Debtors”), voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).
The Chapter 11 filings, including the Plan and the Disclosure Statement filed on June 30, 2025, were intended to facilitate a comprehensive balance sheet restructuring pursuant to a Restructuring Support Agreement (the “Restructuring Support Agreement”) executed on June 22, 2025, with key stakeholders, including (i) holders of more than 97% of the Company’s Senior Secured Notes due 2030 (the "Existing Senior Secured Notes"), (ii) holders of more than 67% of the Company’s outstanding 1.75% Convertible Senior Notes due 2026, 0.25% Convertible Senior Notes due 2028, and 1.875% Convertible Senior Notes due 2029 (collectively, the “Convertible Notes”), and (iii) Renesas Electronics America Inc. (“Renesas”).
Rights Offering
On June 22, 2025, the Company entered into a Rights Offering Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the rights offering backstop parties (the “Backstop Parties”) and the rights offering holdback parties (the “Holdback Parties”) party thereto. Pursuant to the Backstop Commitment Agreement (and subject to the terms and conditions therein), the Company initiated a rights offering on August 14, 2025 as contemplated under the Restructuring Support Agreement for the issuance of the new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 (the "New 2L Non-Renesas Convertible Notes") in an aggregate principal amount of approximately $301.13 million. 60% percent of the rights offering (“Non-Holdback Rights Offering”) was offered pro rata to all holders of Convertible Notes (the “Subscription Rights”) and the Backstop Parties committed to purchase any unsubscribed portion of the Non-Holdback Rights Offering. The remaining 40% of the rights offering was reserved for the Holdback Parties that committed to purchasing their respective portions set forth in the Backstop Commitment Agreement. As consideration for the commitments by the Backstop Parties and Holdback Parties, the Backstop Commitment Agreement provided that the Backstop Parties and the Holdback Parties would be issued, additional New 2L Non-Renesas Convertible Notes in an aggregate principal amount of $30.25 million (the “Backstop Premium”), allocated ratably.

The transactions contemplated by the Backstop Commitment Agreement were conditioned upon the satisfaction or waiver of certain conditions, including, among other things, that (i) the Bankruptcy Court had entered an order approving the Backstop Commitment Agreement and the disclosure statement relating to the Plan and confirming the Plan, (ii) the effective date of the Plan having occurred, and (iii) the Restructuring Support Agreement remained in full force and effect.
On September 8, 2025 the Court entered the Order (I) Approving the Disclosure Statement, (II) Confirming Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (III) Approving Entry into the Backstop Agreement (Docket No. 285) (the “Confirmation Order”) confirming the Plan.
Emergence and New Common Stock
On September 29, 2025 (the "Effective Date"), the Company emerged from Chapter 11 upon all the conditions to the effectiveness of the Plan being satisfied or waived and the Plan becoming effective. Immediately prior to the Effective Date, there were 156,479,390 shares of the Company's common stock, $0.00125 par value per share (the “Old Common Stock”), outstanding. In accordance with the Plan and the Plan of Conversion approved by the Company’s board of directors (the “Plan of Conversion”), at 12:01 am Eastern Time on the Effective Date (the “Conversion Effective Time”), the Company effected a conversion from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted a new certificate of incorporation, under which the Company is authorized to issue 350,000,000 shares of New Common Stock (as defined below), and new bylaws, each of which became effective at the Conversion Effective Time. After giving effect to the transactions contemplated by the Plan and the Plan of Conversion, on the Effective Date all of the previously issued and outstanding shares of Old Common Stock were cancelled, and existing equity holders received their pro rata share of approximately 1,306,896 shares of common stock, $0.00125 par value per share (the “New Common Stock”), of the Delaware corporation. Pursuant to the Plan, the Company issued an aggregate of 25,840,656 shares of New Common Stock (inclusive of the aforementioned shares of New Common Stock issued to existing equity holders, with the remaining shares issued to pre-petition convertible noteholders, in accordance with the Plan). As of the Effective Date, the Company had an aggregate of 25,840,656 shares of New Common Stock issued and outstanding and 73,030,424 shares of New Common Stock reserved for issuance pursuant to the Plan (such reserve, the “Share Reserve”).
As set forth in the Plan, if the Regulatory Approvals are received prior to the Regulatory Trigger Deadline (each as defined below), the Company will issue 16,852,372 shares of New Common Stock to Renesas from the Share Reserve and holders of Old Common Stock immediately prior to the Effective Date will receive their pro rata portion of 871,287 shares of New Common Stock from the Share Reserve. If the Regulatory Approvals have not been obtained prior to the Regulatory Trigger Deadline, the Company will issue 871,287 shares of New Common Stock to Renesas from the Share Reserve and no additional shares will be issued to prior holders of Old Common Stock.
As set forth in the Plan, "Regulatory Approvals" means (a) Committee on Foreign Investment in the United States ("CFIUS") approval; (b) clearance or approval under antitrust laws in (i) the United States, (ii) Austria, (iii) Germany, (iv) Japan, and (v) European Commission (as applicable); (c) clearance or approval under Italy Foreign Investment Laws; (d) regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions (for the avoidance of doubt, in relation to the Regulatory Approvals, for Renesas to receive the New 2L Renesas Convertible Notes (as defined below); 16,852,372 shares of New Common Stock the Renesas Warrants; and voting, board seat, and other governance rights in accordance with the Restructuring Support Agreement), that are identified by Renesas and of which the Debtors are notified within thirty (30) calendar days following the effective date of the Restructuring Support Agreement; and (d) any regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions that are not identified by Renesas and of which the Debtors are not notified within thirty (30) calendar days following the effective date of the restructuring Support Agreement. These approvals will be needed prior to the Regulatory Trigger Deadline, which is defined in the Plan as the earlier of (i) a good faith agreement between the Debtors or Reorganized Debtors, which means the Debtors on and after the Effective Date, and Renesas that it is more likely than not that the Regulatory Approvals will not be obtained and (ii) two (2) years from the Effective Date; provided, if upon two (2) years from the Effective Date, the Reorganized Debtors and Renesas agree, in good faith, that Regulatory Approval is more likely than not to be obtained prior to three (3) years from the Effective Date, then upon three (3) years from the Effective Date. For the avoidance of doubt, to the extent Renesas obtains all Regulatory Approvals prior to the date of the Regulatory Trigger Deadline, the Regulatory Trigger Deadline shall be deemed not to have occurred. All Regulatory Approvals except for CFIUS approval has been obtained.
The Company's bankruptcy advisor performed a valuation of the reorganized Company dated as of June 12, 2025. According to the valuation which was included in the Disclosure Statement related to the Plan, the post-emergence estimated enterprise value of the reorganized Company was estimated to be in the range between $2,350 million and $2,850 million with a mathematical midpoint of $2,600 million. The following assumption was made in the valuation of the projected amounts upon emergence; $1,500 million of net debt under the Plan, which may differ from the actual amounts of net debt at the Effective Date.

Renesas Warrant
In accordance with the Plan, on the Effective Date, the Company issued a warrant (the “Renesas Warrant”) to Renesas to purchase an aggregate of 4,943,555 shares of New Common Stock, at an exercise price of $23.95 per share. Until all Regulatory Approvals have been received, the Renesas Warrant will only be deemed issued for purposes of U.S. federal and applicable state and local income tax purposes and is not exercisable. The Renesas Warrant is exercisable within three years from the Effective Date; provided, that if the Regulatory Trigger Deadline occurs, the expiration date of the Renesas Warrant will be extended by one year. Further, until all Regulatory Approvals have been received, in lieu of shares of New Common Stock receivable upon exercise of the Renesas Warrant, Renesas will have the right to receive cash proceeds from the sale of the shares underlying the Renesas Warrant in accordance with the terms of the Plan and that certain investor rights and disposition agreement between the Company and Renesas. The Renesas Warrant also includes “Black Scholes” protection for two years following the Effective Date. This protective clause requires the Company to pay warrant holders a cash-out value based on the Black-Scholes pricing model if a fundamental transaction, such as a merger or change of control, occurs.
Secured Financing
On the Effective Date, the Company issued secured financing in an aggregate amount of $2.1 billion of par value, consisting of (i) new Senior Secured Notes due 2030 (the "New Senior Secured Notes") in an aggregate principal amount of $1.3 billion and a payment from the redemption of $277.5 million in principal amount of Existing Senior Secured Notes at 109.875% of the principal amount being redeemed (paid with the proceeds of the rights offering, described above, and proceeds from the sale of the MACOM Shares (as defined below) previously held by the Company) and certain commitment fees, subject to certain conditions, (ii) 7%/12% second lien senior secured PIK toggle notes due 2031 (the "New 2L Non-Convertible Notes") in an aggregate principal amount of $296.4 million, (iii) new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 in an aggregate principal amount of $203.6 million issued to Renesas (the "New 2L Renesas Convertible Notes") and (iv) New 2L Non-Renesas Convertible Notes in an aggregate principal amount of $331.4 million, including the payment of the Backstop Premium of $30.25 million under the Backstop Commitment Agreement.
New Senior Secured Notes

On the Effective Date, the Company entered into that certain Indenture (the “New Senior Secured Notes Indenture”), by and among the Company, Wolfspeed Texas LLC, as subsidiary guarantor (the “Subsidiary Guarantor”), and U.S. Bank Trust Company, National Association, as the trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), pursuant to which, among other things, the Company issued the New Senior Secured Notes.

The New Senior Secured Notes bear interest, payable quarterly in arrears on March 23, June 23, September 23, and December 23 of each year, (a) for the period from the Effective Date through and including June 22, 2026, at a rate of 9.875% per annum (payable in cash), plus 4.00% per annum (payable in-kind); and (b) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23 of the most recent year, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the New Senior Secured Notes, resulting in the aggregate principal amount of New Senior Secured Notes outstanding being less than $1,000,000,000 and (ii) the Company receives at least $450,000,000 of award disbursements pursuant to governmental grants under the CHIPS and Science Act (the “CHIPS Act”) or (b) as of the most recent June 23rd, the ratio of the outstanding principal amount of the New Senior Secured Notes to EBITDA (as defined in the New Senior Secured Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the New Senior Secured Notes Indenture is less than or equal to 2.00:1.00. The New Senior Secured Notes will mature on June 23, 2030.

The New Senior Secured Notes Indenture requires the Company to make an offer to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain extraordinary receipts, at a price of 109.875% plus accrued and unpaid interest upon the first to occur of the following : (i) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2026, such offer to repurchase will be required to be in an aggregate principal amount of $175,000,000 of the New Senior Secured Notes, (ii) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $225,000,000 of the New Senior Secured Notes, or (iii) if the Company and/or its Subsidiaries receive less than or equal to $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $150,000,000 (such repurchase date, the “Extraordinary Receipts Trigger Date”).

Further, the Company is required to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to (so long as no default or event of default exists under the Indenture), reinvest the proceeds of casualty events involving certain core assets, at a price equal to the lesser of (a) 111.875% of the principal amount of the New Senior Secured Notes being repurchased and (b) if such disposition or casualty event occurred (i) on or after June 23, 2026 and prior to the later of June 23, 2027 and the Extraordinary Receipts Trigger Date, 109.875% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (ii) on or after the later of June 23, 2027 and the Extraordinary Receipts Trigger Date and prior to June 23, 2028, 105.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (iii) on or after June 23, 2028 and prior to June 23, 2029, 103.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, and (iv) on or after June 23, 2029, 100% of the principal amount of such New Senior Secured Notes plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date (this clause (b), the “Applicable Redemption Price”). The Company is also required to offer to repurchase the New Senior Secured Notes upon a change in control, at a price equal to, (a) if such change of control occurs prior to June 23, 2026, the greater of (i) a customary make-whole redemption price minus 1.00% of the principal amount of such New Senior Secured Notes and (ii) the Applicable Redemption Price as of June 23, 2026 and (b) if such change of control occurs on or after June 23, 2026, the Applicable Redemption Price at the time such change of control occurs. The Company may redeem the New Senior Secured Notes at any time, subject to, (a) if the redemption occurs prior to June 23, 2026, by paying a customary make-whole premium and (b) if the redemption occurs on or after June 23, 2026, by paying the Applicable Redemption Price. Further, the Company has the right, prior to June 23, 2026, to make an optional redemption of up to 35% of the New Senior Secured Notes with the proceeds of qualified equity issuances consummated since the Effective Date (provided that the Company has received at least $300,000,000 of net proceeds from such equity issuances), at a redemption price equal to 111.875%.

The New Senior Secured Notes Indenture contains certain customary affirmative covenants, negative covenants, and events of default, including a minimum liquidity financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the Collateral Agent has been granted a perfected first lien security interest of at least $350,000,000 as of the last day of any calendar month.

The obligations of the Company under the New Senior Secured Notes Indenture will be guaranteed by the Company’s material subsidiaries, if any, subject to certain exceptions, and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of the existing and future property and assets of the Company and the guarantors (subject to certain exceptions), including a pledge of the capital stock of the subsidiaries of the Company and the guarantors, subject to certain exceptions.

New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes and New 2L Non-Convertible Notes

On the Effective Date, the Company entered into (i) that certain indenture (the “New 2L Renesas Convertible Notes Indenture”), by and among the Company, the Subsidiary Guarantor, and the Trustee and the Collateral Agent in respect of the New 2L Renesas Convertible Notes, (ii) that certain indenture (the “New 2L Non-Renesas Convertible Notes Indenture”), by and among the Company, the Subsidiary Guarantor, the Trustee and the Collateral Agent in respect of the New 2L Non-Renesas Convertible Notes and (iii) that certain indenture (the “New 2L Non-Convertible Notes Indenture” and, together with the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, the “2L Indentures”), by and among the Company, the Subsidiary Guarantor, the Trustee and the Collateral Agent in respect of the New 2L Non-Convertible Notes (together with the New 2L Renesas Convertible Notes and the New 2L Non-Renesas Convertible Notes, collectively, the “2L Notes”).

The 2L Notes bear interest, payable semi-annually in arrears on June 15 and September 15 of each year to the holders of record as of June 1 and September 1 of each year. Interest on the New 2L Renesas Convertible Notes and the New 2L Non-Renesas Convertible Notes is required to be paid in cash; interest on the New 2L Non-Convertible Notes is permitted to be paid either in cash or in kind (at the Company’s election), at an interest rate of 7.00% or 12.00%, respectively. The 2L Notes mature, in each case, on June 15, 2031.

Each of the New 2L Renesas Convertible Notes and New 2L Non-Renesas Convertible Notes (collectively, the “2L Convertible Notes”) are convertible pursuant to the terms of the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, respectively. The New 2L Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until September 29, 2027 (the “Conversion Expiration Date”), provided that the New 2L Renesas Convertible Notes are not convertible until the Renesas Base Distribution Date (as defined in the Plan), and the New 2L Non-Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until the fifth (5th) scheduled trading day immediately preceding the maturity date, in each case, subject to certain limitations and exceptions. The 2L Convertible Notes are convertible into cash, common stock of the Company or a combination thereof, at the Company’s election. The 2L Convertible Notes will be entitled to customary anti-dilutive measures (including adjustments to the 2L Convertible Notes’ conversion rates), as described in each of the indentures governing the 2L Convertible Notes.

Each of the New 2L Non-Convertible Notes and the New 2L Renesas Convertible Notes are not permitted to be redeemed prior to the date that is two (2) years following the Effective Date; the New 2L Non-Renesas Convertible Notes are not permitted to be redeemed prior to the date that is three (3) years following the Effective Date. In the event of an optional redemption by the Company, holders will be entitled to a cash redemption price equal to 100% of the principal amount of such note redeemed, plus accrued and unpaid interest (any such redemption, an “Optional Redemption”)

The Company is required to offer to repurchase the 2L Notes upon a change of control and, in the case of (i) the 2L Convertible Notes, at a cash repurchase price equal to 100% of the principal amount of such note repurchased, plus accrued and unpaid interest and (ii) the 2L Non-Convertible Notes, at a cash repurchase price equal to 101% of the principal amount of such note repurchased, plus accrued and unpaid interest. Following the Conversion Expiration Date and upon the occurrence of a change of control, the New 2L Renesas Convertible Notes will be entitled to a cash repurchase price consistent with that of the New 2L Non-Convertible Notes. Holders of the 2L Convertible Notes will be entitled to adjustments to the respective conversion rates with table make-whole in the event of a change of control or an Optional Redemption. Notwithstanding the foregoing (but subject to certain limitations described in the indentures governing the 2L Convertible Notes), holders of the 2L Convertible Notes are permitted to convert their notes (i) in lieu of redemption in the event of an Optional Redemption by the Company or (ii) upon the occurrence of a change of control. The Company is also required, subject to the terms of the New Senior Secured Notes and pursuant to the terms and conditions set forth in the indentures governing the 2L Notes, to make an offer to purchase the 2L Notes, on a pro rata basis, upon the occurrence of certain non-ordinary course asset sales and casualty events (subject to certain reinvestment rights described in the 2L Indentures).

The 2L Indentures contain certain customary affirmative covenants, negative covenants, and events of default.

The obligations of the Company under the 2L Indentures will be guaranteed by the Company’s material subsidiaries, if any, subject to certain exceptions, and are secured on a second-priority basis by liens on substantially all of the existing and future property and assets of the Company and the guarantors (subject to certain exceptions) that secure the New Senior Secured Notes.

Intercreditor Agreements

In connection with the Company’s entrance into the New Senior Secured Notes Indenture and the 2L Indentures, the Company, Wolfspeed Texas LLC, as a grantor, and the trustees and the collateral agents under each of the New Senior Secured Notes Indenture and the 2L Indentures entered into the First Lien/Second Lien Intercreditor Agreement, dated as of the September 29, 2025, which sets forth the respective rights on the shared collateral between the noteholders under the New Senior Secured Notes, as first lien creditors, on the one hand, and the noteholders under the 2L Notes, as second lien creditors, on the other hand.

Additionally, in connection with the Company’s entrance into the 2L Indentures, the Company, Wolfspeed Texas LLC, as a grantor, and the trustees and the collateral agents under each of the 2L Indentures entered into the Equal Priority Intercreditor Agreement, dated as of September 29, 2025, which sets forth the respective rights on the shared collateral among the noteholders under the 2L Notes.
Incentive Compensation Plans
Pursuant to the Plan, the Company adopted two equity compensation plans: the 2025 Long-Term Incentive Compensation Plan (the "Long-Term Incentive Plan") and the 2025 Management Incentive Compensation Plan (the "Management Incentive Plan"), which each provide for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, performance units, other awards, or a combination thereof. An aggregate of 4,058,925 shares of New Common Stock have been reserved for issuance under the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for grants to be made under the Long-Term Incentive Plan in fiscal year 2026 and 2027 having an aggregate value, as determined by the Board or the Committee (as defined in the Long-Term Incentive Plan), equal to $26.6 million and $27.5 million, respectively. An aggregate of 8,117,851 shares of New Common Stock have been reserved for issuance under the Management Incentive Plan. The Management Incentive Plan provides for initial awards under the Management Incentive Plan to be made to executive officers and key employees in accordance with the Restructuring Support Agreement.

Renesas Contingent Consideration

If the Regulatory Approvals have not been obtained prior to the Regulatory Trigger Deadline, Renesas shall be entitled to certain contingent consideration, including $15 million in cash (the “Reserve Cash”), $15 million in New 2L Non-Convertible Notes (the “Additional New 2L Non-Convertible Notes”), the 871,287 shares of New Common Stock described above, and the right to a one-year extension of the exercise period of the Renesas Warrant as described above (the foregoing, collectively with the Reserve Cash, the Additional New 2L Non-Convertible Notes, the “Contingent Consideration”). If the Regulatory Approvals are obtained prior to the Regulatory Trigger Deadline, Renesas will not be entitled to the Contingent Consideration and $10 million of the Reserve Cash shall be remitted to or retained by the Company, $5 million of the Reserve Cash will be remitted to the holders of the New Senior Secured Notes (on account of the commitment fee amount), the Additional New 2L Non-Convertible Notes will not be issued, the 871,287 shares of New Common Stock will be distributed to the holders of Old Common Stock immediately prior to the Effective Date, and the term of the Renesas Warrant will not be extended.

Investor Rights and Disposition Agreement

In accordance with the Plan, on the Effective Date, the Company entered into an Investor Rights and Disposition Agreement (the “Investor Rights Agreement”) with Renesas. The Investor Rights Agreement provides certain investment-related rights, including, among other terms, that Renesas has the right to select one member of the board of directors of Wolfspeed (the “Board”), subject to receipt of the Regulatory Approvals and Renesas holding in excess of 10% in the aggregate of the New Common Stock. The Investor Rights Agreement also provides that, through January 1 of the year following the receipt of all Regulatory Approvals, (i) Renesas shall not exercise voting rights attached to New Common Stock beneficially owned by Renesas representing more than 9.9% of the Aggregate Company Voting Power (as defined in the Investor Rights Agreement) (the “Voting Rights Limitation”) and (ii) any conversion or exercise of Securities (as defined in the Investor Rights Agreement) into New Common Stock by Renesas shall be null and void and treated as if never made to the extent that, after giving effect to such conversion or exercise, Renesas would beneficially own New Common Stock representing more than 39.9% of the Aggregate Company Voting Power immediately after giving effect to such conversion or exercise (the “Beneficial Ownership Limitation” and, together with the Voting Rights Limitation, the “Limitations”). Such Limitations will be automatically renewed for subsequent one-year periods subject to the terms of the Investor Rights Agreement. Notwithstanding the foregoing, Renesas may terminate the Limitations at any time and without regard to any limitation periods set forth in the Investor Rights Agreement if the Company has submitted to its stockholders’ meeting a proposal of (i) any transaction that would lead to a change of control of the Company, (ii) the issuance of any New Common Stock (or instruments convertible or exercisable into New Common Stock), (iii) any amendment to the certificate of incorporation or bylaws that would adversely affect any rights of Renesas and (iv) any other matters that could adversely affect any rights of Renesas.

Additionally, prior to the Renesas Base Distribution Date, subject to certain terms and conditions, Renesas has designation rights regarding the disposition of, and right to cash proceeds from the disposition of, the New Common Stock (or the New Common Stock underlying the Securities that Renesas is entitled to receive pursuant to the Plan. Renesas may direct Wolfspeed to sell shares of New Common Stock through a primary registered offering pursuant to the Registration Rights Agreement (as defined below) or sell shares under the ELOC/ATM Program (as defined in the Investor Rights Agreement), and remit the cash proceeds from such sales directly to Renesas, net only of sales agent or underwriter commissions or discounts. Upon remittance of such proceeds to Renesas, Renesas’s entitlement to such Securities will be reduced accordingly. Renesas is not permitted to exercise such designation rights until nineteen (19) weeks after the Effective Date.

Registration Rights Agreement

In accordance with the Plan, on the Effective Date, Wolfspeed entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Renesas and certain holders of the New 2L Non-Renesas Convertible Notes (together with Renesas, the “RRA Counterparties”).

The Registration Rights Agreement grants the RRA Counterparties certain registration rights in respect of certain “Registrable Securities” (as defined in the Registration Rights Agreement) held by them. Pursuant to the Registration Rights Agreement, Wolfspeed must file a shelf registration statement on Form S-1 or, if available, a registration statement on Form S-3 (a “Shelf Registration Statement”) to register the Registrable Securities held by the RRA Counterparties (i) within 45 days of the Effective Date and (ii) solely with respect to the Registrable Securities held by Renesas, within 45 days of the Renesas Base Distribution Date. Thereafter, an RRA Counterparty holding Registrable Securities registered on an effective Shelf Registration Statement may require the Company to effect an underwritten offering of such RRA Counterparty’s Registrable Securities and file any necessary prospectus supplement or post-effective amendment to the Company’s Shelf Registration Statement as soon as practicable and, in any event, within fifteen business days (in the case of a Shelf Registration Statement on Form S-1) or ten business days (in the case of a Shelf Registration Statement on Form S-3). The RRA Counterparties may also sell Registrable Securities registered under the Shelf Registration Statements in non-underwritten offerings. The Company is required to maintain the effectiveness of any Shelf

Registration Statement until the Registrable Securities covered by such Shelf Registration Statement are no longer Registrable Securities.

Additionally, the RRA Counterparties have customary piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement.

Prior to the receipt of Regulatory Approvals, at any time following the nineteen-week anniversary of the Effective Date, Renesas may require the Company to register the sale of shares of New Common Stock or other securities of the Company on a registration statement on Form S-1 or, if available, a registration statement on Form S-3, to conduct a primary offering of securities, the proceeds of which (after deducting underwriting commissions) will, in accordance with the Investor Rights Agreement, be directed to Renesas in satisfaction of the Company’s obligation to issue shares of New Common Stock to Renesas pursuant to the Plan.

The foregoing registration rights are subject to certain conditions and limitations, including customary blackout periods, market conditions, the Company’s right to delay or withdraw a registration statement under certain circumstances and, if an underwritten offering is contemplated, the number of such underwritten offerings to be initiated during a year and the right of underwriters to limit the number of shares to be included in a registration statement.

The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The Registration Rights Agreement provides for customary indemnification and contribution provisions. The Registration Rights Agreement will terminate, with respect to each RRA Counterparty, at such time as such RRA Counterparty no longer owns any Registrable Securities, and in full and be of no further effect, at such time as there are no Registrable Securities held by any RRA Counterparties.
Debtor-In-Possession
The Company has applied Accounting Standards Codification ("ASC") Topic 852: Reorganizations (“ASC 852”) in preparing the unaudited consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three months ended September 28, 2025, related to the bankruptcy proceedings, including the write-off of original issue discount and deferred debt issuance costs associated with debt classified as liabilities subject to compromise and professional fees, are recorded as reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the unaudited consolidated balance sheet at September 28, 2025, as liabilities subject to compromise. These liabilities are reported at the allowed amounts by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 6, "Prepackaged Chapter 11 Cases", for more information regarding reorganization items and liabilities subject to compromise.
The Debtors were operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code as of September 28, 2025. The Bankruptcy Court approved "first day" orders filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers, and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day orders filed with the Bankruptcy Court, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors ability to: (i) retain and compensate professionals used in the ordinary course of business; (ii) pay prepetition wages, salaries, employee benefits and other compensation, (iii) maintain employee benefits programs and pay related obligations; (iv) pay certain prepetition taxes and fees; (v) continue existing cash management system, maintain existing business forms, and continue intercompany transactions (vi) use cash collateral; (vii) continue insurance program and pay all obligations; (viii) honor prepetition obligations to customers and continue customer programs; and (ix) pay prepetition trade claims.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court as summarized above, substantially all of the Debtors' pre-petition liabilities are subject to settlement under the Bankruptcy Code. Since the Effective Date, as a subsequent event, the automatic stay was lifted and previously stayed actions against the Debtors may continue with respect to the Debtors to the extent such claims were not released under the Plan.

Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors could assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease was treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieved the Debtors from performing their future obligations under such executory contract or unexpired lease but entitled the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease required the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. On the Effective Date, the Debtors assumed all executory contracts and unexpired leases pursuant to the Plan.
Potential Claims
Pursuant to the Plan, there was no requirement for creditors to file proofs of claim, and all allowed general unsecured claims are required to be paid in full in the ordinary course of business following the Company's emergence from the Chapter 11 Cases.
The Debtors received approximately 70 proofs of claims, primarily representing general unsecured claims, for an amount of approximately $7.5 million. These claims were reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors were investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company was able to ask the Bankruptcy Court to disallow claims that the Company believed were duplicative, were later amended or superseded, were without merit, were overstated or should be disallowed for other reasons. Upon the Effective Date, all proofs of claim were deemed withdrawn and expunged pursuant to the Plan.
Reorganization Items, Net
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily professional fees and the write-off of original issue discount and deferred debt issuance costs on debt subject to compromise. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items, net within the Company's accompanying unaudited consolidated statement of operations for the three months ended September 28, 2025. Refer to Note 6, “Prepackaged Chapter 11 Cases.”
Financial Statement Classification of Liabilities Subject to Compromise
The accompanying unaudited consolidated balance sheet as of September 28, 2025 includes amounts classified as liabilities subject to compromise, which represent liabilities allowed as claims in the Chapter 11 Cases by the Bankruptcy Court. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed will be investigated and resolved in connection with the claims resolution process. The Company evaluated and adjusted the amount and classification of its pre-petition liabilities through the Effective Date, as applicable.
Liquidity
As described above and in Note 15, "Subsequent Events" below, as of the Effective Date, the Company emerged from bankruptcy and continues to operate as a viable going concern. The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities in the normal course of business for twelve months following the date of this filing. Upon emergence from the Chapter 11 Cases, the Company significantly improved its liquidity position through a comprehensive restructuring of its capital structure. As part of the Plan, the Company issued the new debt and equity described under "Restructuring Support Agreement and Chapter 11 Cases" above, which resulted in a reduction of the total debt by approximately 70% compared to the pre-emergence levels.
Summary of Significant Accounting Policies
There were no material changes to the Company's significant accounting policies during the three months ended September 28, 2025 compared to the significant accounting policies described in the Company's fiscal 2025 Form 10-K.
Segment Information
The Company has one reportable segment representing the entity as a whole, aligning with the Company's organizational structure and with the way the Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

The CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. The CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate whether and how to reinvest profits into the entity’s operations, shareholder return, acquisitions or otherwise. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are "Restructuring and other expenses", "Interest expense, net of capitalized interest", "Non-operating income, net" and "income tax (benefit) expense". These income and expense items are included on the Consolidated Statements of Operations and in the Company's notes to the Consolidated Financial Statements. The CODM reviews segment assets at the same level or category as presented on the Consolidated Balance Sheet.
Financial Statement Details
Inventories

(in millions of U.S. Dollars)	September 28, 2025	June 29, 2025
Raw material	$139.9	$144.5
Work-in-progress	233.7	284.6
Finished goods	11.9	6.3
Inventories, net	$385.5	$435.4
Included in cost of goods sold for the three months ended September 28, 2025, are inventory write-offs of approximately $29.0 million. The write-offs reflect an increase in inventory reserves due to obsolete inventory and defective products the Company no longer intends to use.
Other Current Assets

(in millions of U.S. Dollars)	September 28, 2025	June 29, 2025
Reimbursement receivable on long-term incentive agreement	$33.2	$33.1
Assets held for sale(1)	19.3	24.4
MACOM Shares(2)	—	102.0
Inventory related to the RF Master Supply Agreement	—	15.8
VAT receivables	0.6	9.1
Insurance deposit	4.6	7.4
Accrued interest receivable	4.1	5.4
Receivable on RF Master Supply Agreement	—	5.3
Short-term deposit on long-term incentive agreement	1.1	0.8
Short-term spares	28.6	—
Other	26.8	18.7
Other current assets	$118.3	$222.0
(1): During the third quarter of fiscal 2025, the Company determined three facilities met the held-for-sale criteria under ASC 360 (as defined below), of which two were sold during the fourth quarter of fiscal 2025. The assets included in each of the disposal groups were measured at the lower of their carrying value or fair value less costs to sell.

(2): Refer to Note 2, "Discontinued Operations," and Note 8, "Fair Value of Financial Instruments," to the consolidated financial statements included herein for additional information.

Assets Held for Sale
The Company classifies an asset as held for sale when all of the criteria set forth in the ASC Topic 360: Property, Plant and Equipment ("ASC 360") have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell.
As of September 28, 2025, the Company recorded $19.3 million in assets held for sale included within other current assets on the consolidated balance sheet. The assets held for sale consist of one property including buildings, building improvements and land of idled property located in Durham, North Carolina. The disposal of properties and equipment classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as discontinued operation. The sale of the assets is expected to occur within the next six months.
Investment Tax Credit Receivable
The Company is eligible for the Advanced Manufacturing Investment Credit ("AMIC") in connection with ongoing expansion projects. The AMIC is a refundable federal tax credit provided under Internal Revenue Code Section 48D, which was enacted by the United States CHIPS and Science Act of 2022 (the "CHIPS Act"). In fiscal 2025, the Company received $189.1 million in cash tax refunds related to its fiscal 2023 and fiscal 2024 federal tax filings, inclusive of $2.6 million of interest income. As of September 28, 2025, the Company has recorded a short-term and long-term receivable of $654.0 million and $181.3 million, respectively, and the Company has reduced property and equipment, net by $1,021.8 million as a result of expected proceeds under the AMIC. The One Big Beautiful Bill Act ("OBBBA") resulted in a $50.7 million increase to the long-term receivable in the first quarter of fiscal 2026, attributable to the increase of the credit to 35% on qualifying assets placed-in-service after December 31, 2025.

Other Assets

(in millions of U.S. Dollars)	September 28, 2025	June 29, 2025
Right-of-use assets	$139.4	$123.1
Long-term advances to suppliers	72.5	69.8
Long-term deposits	23.8	24.3
Cloud computing assets, net	8.4	10.4
Other	10.8	39.3
Other assets	$254.9	$266.9
Accounts Payable and Accrued Expenses

(in millions of U.S. Dollars)	September 28, 2025	June 29, 2025
Accounts payable, trade	$24.3	$30.6
Accrued property and equipment	42.3	124.7
Accrued salaries and wages	56.3	79.2
Accrued expenses	73.6	45.7
Accounts payable and accrued expenses	$196.5	$280.2

Other Current Liabilities

(in millions of U.S. Dollars)	September 28, 2025	June 29, 2025
Accrued interest	$—	$90.7
RF Supply Agreement Liabilities(1)	—	76.9
Other	29.3	52.9
Other current liabilities	$29.3	$220.5
(1): Refer to Note 2, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
Restructuring and Other Expenses

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Restructuring and other exit costs	$3.7	$52.8
Project, transformation and transaction costs	13.8	6.0
Other	2.9	2.3
Restructuring and other expenses	$20.4	$61.1
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $3.0 million and $3.8 million of net unrealized losses on available-for-sale securities as of September 28, 2025 and June 29, 2025, respectively. Amounts for both periods include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Non-Operating Income, net

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Interest income	($8.9)	($22.2)
Gain on RTP fab transfer	(25.4)	—
Realized loss on MACOM Shares	10.9	—
Other, net	1.0	9.4
Non-operating income, net	($22.4)	($12.8)
Statements of Cash Flows - Supplemental Non-Cash Activities

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Decrease in property, plant and equipment from investment tax credit receivables	$76.8	$81.8
Lease asset and liability additions	19.1	11.0
Lease asset and liability modifications, net	(0.2)	0.2
Lease asset termination	(0.1)	—
(Decrease) increase in accrued property, plant and equipment	(82.4)	20.2
Recently Adopted Accounting Pronouncements
None.

Accounting Pronouncements Pending Adoption
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures, which requires disaggregated information about an entity's income tax rate reconciliation as well as information regarding cash taxes paid both in the United States and foreign jurisdictions. The amendments should be applied prospectively, with retrospective application permitted. The amendments are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, to require additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), which enhances guidance in ASC Topic 470, "Debt," to improve consistency and relevance in accounting for induced conversions of convertible debt instruments. Specifically, ASU 2024-04 clarifies the criteria for when settlements should be treated as induced conversions, requiring that inducement offers preserve the form and amount of consideration issuable under original conversion terms. ASU 2024-04 is effective for the Company's fiscal years and interim periods within those fiscal years beginning after December 15, 2025, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the effect of adopting ASU 2024-04 on its consolidated financial statement disclosures.
Recently issued ASUs by the FASB, except for the ones mentioned above, are not expected to have a significant impact on the Company’s consolidated results of operations or financial position. Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial statement disclosures.
Note 2 – Discontinued Operations
RF Business Divestiture - Recent Events
On December 2, 2023 (the "RF Closing"), the Company completed the sale of its Radio Frequency ("RF") product line (the "RF Business") to MACOM Technology Solutions Holdings, Inc. ("MACOM") pursuant to the terms of the previously reported Asset Purchase Agreement (the RF Purchase Agreement). Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash and 711,528 shares of MACOM common stock (the "MACOM Shares").
In connection with the divestiture of the RF Business (the "RF Business Divestiture"), MACOM was entitled to assume control of the Company’s 100mm gallium nitride ("GaN") wafer fabrication facility in Research Triangle Park, North Carolina (the "RTP Fab") approximately two years following the RF Closing (the "RTP Fab Transfer"). On July 25, 2025, the Company and MACOM completed the RTP Fab Transfer, as contemplated by the RF Purchase Agreement, and MACOM assumed control of the RTP Fab. At such time, the transfer restrictions and risk of forfeiture for the MACOM Shares lapsed and the Master Supply Agreement between the parties (the "RF Master Supply Agreement") terminated pursuant to its terms. Additionally, the Company derecognized assets and liabilities related to the remaining rights and obligations under the RF Master Supply Agreement. In connection with the RTP Fab Transfer, the Company recognized a gain of $25.4 million within "Non-operating income, net". In connection with the RTP Fab Transfer, the Long-Term Epi Supply Agreement between the parties commenced. At the time of the divestiture, the Company recorded a liability for the Long-term Epi Supply Agreement of $58.0 million, of which $55.6 million and $58.0 million was outstanding as of September 28, 2025 and June 29, 2025, respectively. The decrease in the balance of the Long-term supply agreement was recognized as revenue in the Consolidated Statement of Operations. The supply agreement liability is recognized in Liabilities subject to compromise as of September 28, 2025, and other current liabilities and other long-term liabilities on the consolidated balance sheet as of June 29, 2025, respectively.
On September 8, 2025, the Company completed the sale of the MACOM Shares received in connection with the sale of the RF Business for $91.1 million, net of transaction costs, of which approximately $30.3 million was withheld in restricted cash, recognized in cash and cash equivalents on the consolidated balance sheet, and the remainder of which was distributed upon emergence from the Chapter 11 Cases, which was a subsequent event.

Note 3 – Revenue Recognition
Contract liabilities and distributor-related reserves were $88.5 million as of September 28, 2025 and $65.6 million as of June 29, 2025. Contract liabilities are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets. The increase in these reserves primarily relates to the Company's distributors carrying additional amounts of inventory as of September 28, 2025, due to planned shipments of last-time buys for the Company's 150mm offerings during the first quarter of fiscal 2026.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials ("Materials Products"). Revenue from these two product lines is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Power Products	$131.8	$97.1
Materials Products	65.0	97.6
Total	$196.8	$194.7
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Three months ended
	September 28, 2025		September 29, 2024
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
Asia Pacific (1)	$49.1	24.9%	16.7	8.6%
Europe	36.3	18.4%	38.8	19.9%
Hong Kong	26.1	13.3%	33.6	17.3%
United States	44.9	22.8%	16.9	8.7%
Singapore	7.6	3.9%	44.1	22.7%
Japan	13.3	6.8%	34.1	17.5%
China	17.9	9.1%	10.4	5.3%
Other	1.6	0.8%	0.1	—%
Total	$196.8		$194.7
(1) Excluding China, Hong Kong, Japan and Singapore

Note 4 – Leases
Balance Sheet
Lease assets and liabilities are as follows (in millions of U.S. Dollars):

Operating Leases:	September 28, 2025	June 29, 2025
Right-of-use asset (1)	$139.4	$123.1

Current lease liability (2)	11.8	9.9
Non-current lease liability (3)	154.7	139.5
Total operating lease liabilities	$166.5	$149.4

Finance Leases:
Finance lease assets (4)	$8.1	$8.3

Current portion of finance lease liabilities(5)	0.6	0.5
Finance lease liabilities, less current portion(6)	8.3	8.4
Total finance lease liabilities	$8.9	$8.9
(1) Within other assets on the consolidated balance sheets.
(2) Within liabilities subject to compromise and other current liabilities on the consolidated balance sheets as of September 28, 2025 and June 29, 2025, respectively.
(3) Within liabilities subject to compromise and other long-term liabilities on the consolidated balance sheets as of September 28, 2025 and June 29, 2025, respectively.
(4) Within property and equipment, net on the consolidated balance sheets.
(5) Within liabilities subject to compromise and finance lease liabilities on the consolidated balance sheets as of September 28, 2025 and June 29, 2025, respectively.
(6) Within liabilities subject to compromise and finance lease liabilities - long term on the consolidated balance sheets as of September 28, 2025 and June 29, 2025, respectively.

The Company reclassified $10.8 million of current lease liability, $154.2 million of non-current lease liability, $0.6 million of current portion of the finance lease liabilities and $8.3 million of finance lease liabilities to liabilities subject to compromise on the consolidated balance sheets as of September 28, 2025 due to the Company's Chapter 11 Cases.

Statement of Operations

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Operating lease expense	$4.3	$3.7
Finance lease amortization	0.2	0.2
Interest expense for finance leases was immaterial for all periods presented.
Cash Flows
Cash flow information consisted of the following (1):

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($4.1)	($3.4)
Cash received for tenant allowance on operating lease	—	0.3
Cash paid for interest portion of financing leases	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.1)	(0.1)
(1) See Note 1, "Basis of Presentation and New Accounting Standards," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of September 28, 2025 were as follows (in millions of U.S. Dollars):

Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 28, 2026 (remainder of fiscal 2026)	$14.5	$0.6	$15.1
June 27, 2027	18.1	0.5	18.6
June 25, 2028	17.7	0.2	17.9
June 24, 2029	17.8	0.2	18.0
June 30, 2030	17.3	0.2	17.5
Thereafter	137.4	13.7	151.1
Total lease payments	222.8	15.4	238.2
Future tenant improvement allowances	—	—	—
Imputed lease interest	(56.3)	(6.5)	(62.8)
Total lease liabilities	$166.5	$8.9	$175.4
Supplemental Disclosures

	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	155	487
Weighted average discount rate (2)	4.61%	2.64%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 14 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 3.88%.
As of September 28, 2025, the Company has entered into an agreement containing operating leases for bulk gas equipment. This arrangement contains approximately $13 million of additional right of use liability obligations that have not yet commenced. The Company expects these operating leases will commence in future periods with initial lease terms of 15 years.

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
On November 15, 2024, the Company and certain of its former executive officers were named as defendants (“Defendants”) in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between August 16, 2023 and November 6, 2024 in connection with the operational status, profitability, and growth potential of the Mohawk Valley fabrication facility, among other things. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025 and January 13, 2025, respectively, two additional lawsuits captioned Maizner v. Wolfspeed, Inc., et al., Case No. 6:25-cv-00046 and Ferreira v. Wolfspeed, Inc., et al., Case No. 6:25-CV-00062 were filed in the United States District Court for the Northern District of New York by shareholders regarding these same matters and naming the same Defendants. On February 24, 2025, the United States District Court for the Northern District of New York consolidated the Zagami, Maizner, and Ferreira actions and appointed co-lead plaintiffs and co-lead counsel. On May 5, 2025, co-lead plaintiffs filed an amended complaint. On June 4, 2025, Defendants filed a motion to transfer the consolidated action to the US. District Court for the Middle District of North Carolina and as of July 22, 2025, briefing on the motion to transfer was complete. Oral arguments were heard on the motion to transfer by the Magistrate Judge virtually on October 23, 2025. The Magistrate Judge will issue his report and recommendation and will give the parties opportunity to object to the ruling. The Magistrate Judge did not give guidance on when he will issue his ruling or recommendation.

On April 21, 2025, a derivative action was filed by a putative shareholder purportedly on behalf of the Company in the United States District Court for the Middle District of North Carolina against certain former directors and officers of the Company (collectively, “Derivative Action Defendants”) for breach of fiduciary duty, waste, unjust enrichment, aiding and abetting, insider trading, and a violation of Section 14(a) of the Exchange Act. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the Derivative Action Defendants’ alleged misconduct, as well as declaratory and other monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated securities class action described above. Wolfspeed filed its Declaration of Emergence on October 1, 2025. On October 16, 2025, the parties entered a Joint Notice and Stipulation Voluntarily Dismissing the Derivative Action and expect the District Court for the Middle District of North Carolina to issue an order granting the voluntary joint dismissal.
The Company intends to vigorously defend against the claims in the above-referenced actions.
Supply Commitments and Capacity Deposits
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the third quarter of fiscal 2025, the Company amended the agreement to extend the term of the contract through December 2029 and modify the remaining minimum annual purchase commitments. During the three months ended September 28, 2025 and September 29, 2024, the Company purchased $4.4 million and $6.7 million, respectively, of product under this agreement. As of September 28, 2025, the remaining future product purchases for fiscal years 2026, 2027, 2028 and 2029 are $36.9 million, $38.0 million, $40.0 million and $42.0 million, respectively.
In addition, the Company will pay quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits will total $60.0 million and are refundable through credits on future product purchases. As of September 28, 2025, the Company has paid $60.0 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the three months ended September 28, 2025 and September 29, 2024, the Company purchased $7.2 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the periods. Minimum future product purchase for the remainder of fiscal 2026 and for fiscal 2027 are $24.0 million and $9.6 million, respectively.
The Company will also be required to purchase electricity for its facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $60.7 million over the next 4 years and approximately $24.6 million over the next 8 years, respectively.
The Company reviews the terms of all its long-term supply agreements and assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices and the recoverability of assets related to capacity deposits, as necessary.

Note 6 - Prepackaged Chapter 11 Cases
Liabilities subject to compromise
As discussed in Note 1, "Basis of Presentation and New Accounting Standards," from the Petition Date to the Effective Date, the Company operated as a debtor in possession under the Bankruptcy Court. Liabilities subject to compromise on the accompanying unaudited consolidated balance sheet reflect the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at September 28, 2025, consisted of the following:

Three Months Ended
(in millions of U.S. Dollars)	September 28 2025
Debt	$7,081.4
Finance lease liabilities	0.6
Other current liabilities	26.0
Finance lease liabilities - long term	8.3
Other long-term liabilities	199.0
Total liabilities subject to compromise	$7,315.3
Reorganization items, net
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying unaudited consolidated statement of operations for the three months ended September 28, 2025, and were as follows:

Three Months Ended
(in millions of U.S. Dollars)	September 28, 2025
Allowed claims adjustments (1)	$475.7
Professional fees	28.1
Total reorganization items, net	$503.8
(1) For the three months ended September 28, 2025, the Plan and related disclosure statement were filed with the Bankruptcy Court, which included, among other things, the estimated allowed claims with respect to outstanding debt obligations. As a result, the unsecured and potentially undersecured debt obligations as of September 28, 2025 were adjusted to equal the expected amount of the allowed claim as detailed in the Plan, resulting in an adjustment of approximately $437.3 million to Liabilities subject to compromise and a corresponding expense recognized within Reorganization items, net in the Consolidated Statements of Operations. Additionally, adequate protection payments were $38.4 million and recognized as a reduction to the carrying amount of the respective Senior Secured Notes. Concurrently, as a result of adjusting to the estimated allowed claim amount for the corresponding debt instruments, a charge was recognized within Reorganization items, net. Please refer to Note 10, "Long-term Debt" for additional information.

Professional fees included in reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. As of September 28, 2025, $17.6 million of professional fees were unpaid and accrued in accounts payable and accrued expenses on the accompanying unaudited consolidated balance sheet. As of September 28, 2025, approximately $10 million of restricted cash was held in a dedicated professional fee funding account, presented within "Cash and cash equivalents" on the Consolidated Balance Sheets.
Condensed Combined Debtors Financial Statements
With the exception of Wolfspeed Texas, LLC, none of the Company's subsidiaries were debtors under the Chapter 11 Cases. However, condensed combined financial statements of the Debtors are not presented in the notes to the consolidated financial statements as the assets and liabilities, operating results and cash flows of the non-debtor entities included in the consolidated financial statements are insignificant and, therefore, the consolidated financial statements presented herein materially represent the condensed combined financial statements of the debtor entities for all periods presented.
Non-debtor entity intercompany balances from/due to the Debtors at the end of the period are not presented as they are insignificant and, therefore, not material to our unaudited condensed combined financial statements.

Note 7 – Investments

(in millions of U.S. Dollars)	September 28, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$146.8	$0.1	$—	$146.9
Corporate bonds	136.2	0.3	(0.9)	135.6
Municipal bonds	60.9	0.2	(0.2)	60.9
Certificates of deposit	5.0	—	—	5.0
Commercial paper	6.0	—	—	6.0
Total short-term investments	$354.9	$0.6	($1.1)	$354.4

	June 29, 2025
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$192.0	$0.1	$—	$192.1
Corporate bonds	196.8	0.3	(1.5)	195.6
Municipal bonds	79.5	0.2	(0.5)	79.2
Certificates of deposit	5.0	—	—	5.0
Commercial paper	16.3	—	—	16.3
Total short-term investments	$489.6	$0.6	($2.0)	$488.2
All short-term investments are classified as available-for-sale. No allowance for credit losses was recorded as of September 28, 2025.
The contractual maturities of short-term investments as of September 28, 2025 were as follows:

(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Ten Years	Total
U.S. treasury securities	$121.4	$25.5	$—	$146.9
Corporate bonds	103.0	32.6	—	135.6
Municipal bonds	49.7	11.2	—	60.9
Certificates of deposit	5.0	—	—	5.0
Commercial paper	6.0	—	—	6.0
Total short-term investments	$285.1	$69.3	$—	$354.4

Note 8 – Fair Value of Financial Instruments
The Company did not have any financial assets requiring the use of Level 3 inputs as of September 28, 2025. There were no transfers between Level 1 and Level 2 during the fiscal year ended September 28, 2025.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	Estimated fair value
(in millions of U.S. Dollars)	Fair value hierarchy	September 28, 2025	June 29, 2025
Assets:
Money market funds	1	$4.1	$61.8
U.S. treasury securities	1	207.3	224.6
MACOM Shares	1	—	102.0
Municipal bonds	2	61.6	79.2
Corporate bonds	2	135.5	196.8
Commercial paper	2	20.0	28.3
Certificates of deposit	2	$5.0	$5.0
Note 9 – Intangible Assets
The following table presents the components of intangible assets, net:

	September 28, 2025			June 29, 2025
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patent and licensing rights	51.8	(27.6)	24.2	50.5	(26.7)	23.8
Total intangible assets	$51.8	($27.6)	$24.2	$50.5	($26.7)	$23.8

Note 10 – Long-term Debt

		September 28, 2025(1)			June 29, 2025(2)
(in millions of U.S. Dollars)	Effective Interest Rate	Principal	Unamortized Discount	Net	Principal	Unamortized Discount	Net
1.75% Convertible Notes	2.2%	$—	$—	$—	$575.0	($2.0)	$573.0
0.25% Convertible Notes	0.6%	—	—	—	750.0	(7.9)	742.1
1.875% Convertible Notes	2.1%	—	—	—	1,750.0	(20.7)	1,729.3
2030 Senior Notes	16.3%	—	—	—	1,521.2	(52.3)	1,468.9
CRD Agreement Deposits	6.8%	—	—	—	2,062.0	(37.3)	2,024.7
		$—	$—	$—	$6,658.2	($120.2)	$6,538.0
(1) As of September 28, 2025, amounts previously presented in Current maturity on long-term borrowings were reclassified to liabilities subject to compromise, as further described in the Recent Events section below.
(2) Presented in Current maturity on long-term borrowings.

Recent Events
In connection with the Company's Chapter 11 Cases, the $1,857.9 million outstanding under the Existing Senior Secured Notes, the $576.7 million outstanding under the 1.75% Convertible Notes due 2026, the $750.7 million outstanding under the 0.25% Convertible Notes due 2028, the $1,769.1 million outstanding under the 1.875% Convertible Notes due 2029 (the "2029 Notes"), and the $2,127.0 million outstanding under the CRD Agreement Deposits have been reclassified from Current maturity on long-term borrowings to Liabilities subject to compromise in the accompanying unaudited consolidated balance sheet as of September 28, 2025. As of the Petition Date, the Company ceased making principal and interest payments and ceased accruing interest expense in relation to long-term debt reclassified as liabilities subject to compromise due to the stay issued by the Bankruptcy Court. For the Existing Senior Secured Notes, in accordance with the Cash Collateral Order filed on August 1, 2025, adequate protection payments have generally been recorded as a reduction of the carrying amount of the liability. As of September 28, 2025 all debt obligations classified as liabilities subject to compromise were in default due to the filing of the Chapter 11 Cases. Refer to Note 6, "Prepackaged Chapter 11 Cases," for more information on liabilities subject to compromise and the adequate protection payments.
As of June 29, 2025, the Company was in default under its 2029 Notes and the unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, with Renesas (as amended to date, the "CRD Agreement"), due to its previously announced decision to enter the 30-day grace period for the 2029 Notes interest payment due June 2, 2025.
Interest Expense
The interest expense, net recognized related to the corporate debt holdings and the deposits under the CRD Agreement is as follows:

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Interest expense, net of capitalized interest(1)	$—	$56.8
Amortization of discount and debt issuance costs, net of capitalized interest	—	6.7
Total interest expense, net	$—	$63.5
(1): Excludes contractual interest of $99.7 million for the quarter ended September 28, 2025.
The Company capitalizes interest in connection with ongoing capacity expansions.

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Interest expense capitalized	$—	$15.9
Amortization of discount and debt issuance costs capitalized	—	2.0
Total interest expense capitalized	$—	$17.9

Note 11 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Three months ended
(in millions of U.S. Dollars, except share data)	September 28, 2025	September 29, 2024
Net loss from continuing operations	($643.6)	($282.2)

Weighted average shares - basic and diluted (in thousands)	156,185	126,733

Loss per share - basic and diluted:
Continuing operations	($4.12)	($2.23)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the three months ended September 28, 2025, 3.5 million of weighted average shares, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three months ended September 29, 2024, 8.4 million of weighted average shares were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
Note 12 – Stock-Based Compensation
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Cost of revenue, net	$7.8	$8.5
Research and development	2.2	3.2
Sales, general and administrative	3.6	12.0
Total stock-based compensation expense	$13.6	$23.7
Stock-based compensation expense may differ from the impact of stock-based compensation to additional paid in capital due to manufacturing related stock-based compensation capitalized within inventory.

Note 13 – Income Taxes
In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S., (ii) projected income for the full year derived from international locations with differing tax rates than the U.S. and (iii) projected tax credits generated.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of September 28, 2025, the Company has concluded that it is necessary to recognize a full valuation allowance against its U.S. deferred tax assets.
Note 14 - Restructuring
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerates its transition from 150mm to 200mm silicon carbide devices (the "2025 Restructuring Plan").
The 2025 Restructuring Plan is expected to result in a cumulative total headcount reduction of approximately 25%. As of September 28, 2025, the 2025 Restructuring Plan has resulted in a cumulative total headcount reduction of approximately 23%, and the remainder is expected to occur over the next three months.

Including facility closure-related costs, the Company expects to incur approximately $450 million to $500 million of total costs, including approximately $75 million of involuntary and voluntary severance costs, $160 million of other closure-related cash costs, and approximately $265 million of charges related to long-lived assets and other non-cash costs, including accelerated depreciation and impairments upon abandonment or disposal of machinery and equipment.
A summary of the charges recognized in the consolidated statements of operations through the first quarters of fiscal 2026 and fiscal 2025, respectively, resulting from these restructuring activities is shown below:

	Three months ended	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024
Accelerated depreciation	$5.6	$11.7
Inventory Reserves	2.5	—
Other closure-related costs	10.0	22.6
Total cost of revenue, net	$18.1	$34.3

Impairments on abandoned assets	$0.1	$—
Severance(1)	0.1	36.5
Accelerated depreciation (2)	—	7.1
Contract termination costs	2.3	—
Other closure-related costs	1.2	9.2
Other operating expense	$3.7	$52.8
Total	$21.8	$87.1
(1)Employee severance and benefit costs include the early exit program activity
(2) Includes net impact of change in salvage value and estimated useful life related to 150mm fab tooling and equipment
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of September 28, 2025 follows:

(in millions of U.S. Dollars)	As of June 29, 2025	Charges	Usage	September 28, 2025
Employee severance and benefit costs(1)	$25.2	$0.1	($11.9)	$13.4
Contract termination liability	5.5	2.3	(2.0)	5.8
Total	$30.7	$2.4	($13.9)	$19.2
(1)Employee severance and benefit costs includes the early exit program activity

Note 15 - Subsequent Events
Emergence from Bankruptcy
As discussed in Note 1, "Basis of Presentation and New Accounting Standards," the Company emerged from chapter 11 on September 29, 2025, when the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective.
In connection with the Company's emergence from bankruptcy and in accordance with ASC 852, the Company expects to qualify for and adopted fresh start accounting on the Effective Date. The Company expects to qualify for fresh start accounting because (i) the holders of Old Common Stock received less than 50% of the New Common Stock, and (ii) the reorganization value of the assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.
In accordance with ASC 852, with the application of fresh start accounting, the Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The reorganization value represents the fair value of the Company's assets after the Effective Date and before considering liabilities. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 29, 2025 will not be comparable with the consolidated financial statements as of or prior to that date.

Delaware Corporation
As discussed in Note 1, "Basis of Presentation and New Accounting Standards," at the Conversion Effective Time, the Company effected a conversion from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted a new certificate of incorporation, under which the Company is authorized to issue 350,000,000 shares of New Common Stock and 100,000,000 shares of preferred stock, and new bylaws, each of which became effective at the Conversion Effective Time.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information set forth in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All information contained in this report relative to future markets for our products, trends in and anticipated levels of revenue, gross margins and expenses, and ability to access funding as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Executive Summary
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 (the "2025 Form 10-K"). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Unless otherwise noted, the following information and discussion relates to our continuing operations.
Recent Events
Prepackaged Chapter 11 Cases
On June 30, 2025 (the “Petition Date”), Wolfspeed, Inc. (the "Company'" "we," "us," or "our") and its wholly owned subsidiary, Wolfspeed Texas LLC (together with the Company, the “Debtors”), voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).
The Chapter 11 filings were intended to facilitate a comprehensive balance sheet restructuring pursuant to a Restructuring Support Agreement (the “Restructuring Support Agreement”) executed on June 22, 2025, with key stakeholders, including (i) holders of more than 97% of the Company’s Senior Secured Notes due 2030 (the "Existing Senior Secured Notes"), (ii) holders of more than 67% of the Company’s outstanding 1.75% Convertible Senior Notes due 2026, 0.25% Convertible Senior Notes due 2028, and 1.875% Convertible Senior Notes due 2029 (collectively, the “Convertible Notes”), and (iii) Renesas Electronics America Inc. (“Renesas”). The Restructuring Support Agreement provided for a court-supervised restructuring through a prepackaged Chapter 11 plan of reorganization.
Rights Offering
On June 22, 2025, the Company entered into a Rights Offering Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the rights offering backstop parties (the “Backstop Parties”) and the rights offering holdback parties (the “Holdback Parties”) party thereto. Pursuant to the Backstop Commitment Agreement (and subject to the terms and conditions therein), the Company initiated a rights offering on August 14, 2025 as contemplated under the Restructuring Support Agreement for the issuance of the new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 (the "New 2L Non-Renesas Convertible Notes") in an aggregate principal amount of approximately $301.13 million. 60% of the rights offering (“Non-Holdback Rights Offering”) was offered pro rata to all holders of Convertible Notes (the “Subscription Rights”) and the Backstop Parties committed to purchase any unsubscribed portion of the Non-Holdback Rights Offering. The remaining 40% of the rights offering was reserved for the Holdback Parties that committed to purchasing their respective portions set forth in the Backstop Commitment Agreement. As consideration for the commitments by the Backstop Parties and Holdback Parties, the Backstop Commitment Agreement provided that the Backstop Parties and the Holdback Parties would be issued, additional New 2L Non-Renesas Convertible Notes in an aggregate principal amount of $30.25 million (the “Backstop Premium”), allocated ratably.

The transactions contemplated by the Backstop Commitment Agreement were conditioned upon the satisfaction or waiver of certain conditions, including, among other things, that (i) the Bankruptcy Court had entered an order approving the Backstop Commitment Agreement and the disclosure statement relating to the Plan and confirming the Plan, (ii) the effective date of the Plan having occurred, and (iii) the Restructuring Support Agreement remained in full force and effect.
On September 8, 2025 the Court entered the Order (I) Approving the Disclosure Statement, (II) Confirming Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (III) Approving Entry into the Backstop Agreement (Docket No. 285) (the “Confirmation Order”) confirming the Plan.
Emergence and New Common Stock
On September 29, 2025 (the "Effective Date"), the Company emerged from chapter 11 upon all the conditions to the effectiveness of the Plan being satisfied or waived and the Plan becoming effective. Immediately prior to the Effective Date, there were 156,479,390 shares of the Company's common stock, $0.00125 par value per share (the “Old Common Stock”), outstanding. In accordance with the Plan and the Plan of Conversion approved by the Company’s board of directors (the “Plan of Conversion”), at 12:01 am Eastern Time on the Effective Date (the “Conversion Effective Time”), the Company effected a conversion from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted a new certificate of incorporation, under which the Company is authorized to issue 350,000,000 shares of New Common Stock (as defined below), and new bylaws, each of which became effective at the Conversion Effective Time. After giving effect to the transactions contemplated by the Plan and the Plan of Conversion, on the Effective Date all of the previously issued and outstanding shares of Old Common Stock were cancelled, and existing equity holders received their pro rata share of approximately 1,306,896 shares of common stock, $0.00125 par value per share (the “New Common Stock”), of the Delaware corporation. Pursuant to the Plan, the Company issued an aggregate of 25,840,656 shares of New Common Stock (inclusive of the aforementioned shares of New Common Stock issued to existing equity holders). As of the Effective Date, Wolfspeed had an aggregate of 25,840,656 shares of New Common Stock issued and outstanding and 73,030,424 shares of New Common Stock reserved for issuance pursuant to the Plan (such reserve, the “Share Reserve”).
As set forth in the Plan, if the Regulatory Approvals are received prior to the Regulatory Trigger Deadline (each as defined below), the Company will issue 16,852,372 shares of New Common Stock to Renesas from the Share Reserve and holders of Old Common Stock immediately prior to the Effective Date will receive their pro rata portion of 871,287 shares of New Common Stock from the Share Reserve. If the Regulatory Approvals have not been obtained prior to the Regulatory Trigger Deadline, the Company will issue 871,287 shares of New Common Stock to Renesas from the Share Reserve and no additional shares will be issued to prior holders of Old Common Stock.
As set forth in the Plan, "Regulatory Approvals" means (a) Committee on Foreign Investment in the United States ("CFIUS") approval; (b) clearance or approval under antitrust laws in (i) the United States, (ii) Austria, (iii) Germany, (iv) Japan, and (v) European Commission (as applicable); (c) clearance or approval under Italy Foreign Investment Laws; (d) regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions (for the avoidance of doubt, in relation to the Regulatory Approvals, for Renesas to receive the New 2L Renesas Convertible Notes (as defined below); 16,852,372 shares of New Common Stock; the Renesas Warrants; and voting, board seat, and other governance rights in accordance with the Restructuring Support Agreement), that are identified by Renesas and of which the Debtors are notified within thirty (30) calendar days following the effective date of the Restructuring Support Agreement; and (d) any regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions that are not identified by Renesas and of which the Debtors are not notified within thirty (30) calendar days following the effective date of the Restructuring Support Agreement. These approvals will be needed prior to the Regulatory Trigger Deadline, which is defined in the Plan as the earlier of (i) a good faith agreement between the Debtors or Reorganized Debtors which means the Debtors on and after the Effective Date, and Renesas that it is more likely than not that the Regulatory Approvals will not be obtained and (ii) two (2) years from the Effective Date; provided, if upon two (2) years from the Effective Date, the Reorganized Debtors and Renesas agree, in good faith, that Regulatory Approval is more likely than not to be obtained prior to three (3) years from the Effective Date, then upon three (3) years from the Effective Date. For the avoidance of doubt, to the extent Renesas obtains all Regulatory Approvals prior to the date of the Regulatory Trigger Deadline, the Regulatory Trigger Deadline shall be deemed not to have occurred. All Regulatory Approvals except CFIUS approval have been obtained.
Renesas Warrant

In accordance with the Plan, on the Effective Date, the Company issued a warrant (the “Renesas Warrant”) to Renesas to purchase an aggregate of 4,943,555 shares of New Common Stock, at an exercise price of $23.95 per share. Until all Regulatory Approvals have been received, the Renesas Warrant will only be deemed issued for purposes of U.S. federal and applicable state and local income tax purposes and is not exercisable. The Renesas Warrant is exercisable within three years from the Effective Date; provided, that if the Regulatory Trigger Deadline occurs, the expiration date of the Renesas Warrant will be extended by one year. Further, until all Regulatory Approvals have been received, in lieu of shares of New Common Stock receivable upon exercise of the Renesas Warrant, Renesas will have the right to receive cash proceeds from the sale of the shares underlying the Renesas Warrant in accordance with the terms of the Plan and that certain investor rights and disposition agreement between the Company and Renesas. The Renesas Warrant also includes “Black Scholes” protection for two years following the Effective Date. This protective clause requires the Company to pay warrant holders a cash-out value based on the Black-Scholes pricing model if a fundamental transaction, such as a merger or change of control, occurs.

Secured Financing

On the Effective Date, the Company issued secured financing in an aggregate amount of $2.1 billion of par value, consisting of (i) new Senior Secured Notes due 2030 (the "New Senior Secured Notes") in an aggregate principal amount of $1.3 billion and a payment from the redemption of $277.5 million in principal amount of Existing Senior Secured Notes at 109.875% of the principal amount being redeemed (paid with the proceeds of the rights offering, described above, and proceeds from the sale of the MACOM Shares (as defined below) previously held by the Company) and certain commitment fees, subject to certain conditions, (ii) 7%/12% second lien senior secured PIK toggle notes due 2031 (the "New 2L Non-Convertible Notes") in an aggregate principal amount of $296.4 million, (iii) new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 in an aggregate principal amount of $203.6 million issued to Renesas (the “New 2L Renesas Convertible Notes”) and (iv) New 2L Non-Renesas Convertible Notes in an aggregate principal amount of $331.4 million, including the payment of the Backstop Premium of $30.25 million under the Backstop Commitment Agreement.
Incentive Compensation Plans
Pursuant to the Plan, the Company adopted two equity compensation plans: the 2025 Long-Term Incentive Compensation Plan (the "Long-Term Incentive Plan") and the 2025 Management Incentive Compensation Plan (the "Management Incentive Plan"), which each provide for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, performance units, other awards, or a combination thereof. An aggregate of 4,058,925 shares of New Common Stock have been reserved for issuance under the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for grants to be made under the Long-Term Incentive Plan in fiscal year 2026 and 2027 having an aggregate value, as determined by the Board or the Committee (as defined in the Long-Term Incentive Plan), equal to $26.6 million and $27.5 million, respectively. An aggregate of 8,117,851 shares of New Common Stock have been reserved for issuance under the Management Incentive Plan. The Management Incentive Plan provides for initial awards under the Management Incentive Plan to be made to executive officers and key employees in accordance with the Restructuring Support Agreement.
Renesas Contingent Consideration
If the Regulatory Approvals have not been obtained prior to the Regulatory Trigger Deadline, Renesas shall be entitled to certain contingent consideration, including $15 million in cash (the “Reserve Cash”), $15 million in New 2L Non-Convertible Notes (the “Additional New 2L Non-Convertible Notes”), the 871,287 shares of New Common Stock described above, and the right to a one-year extension of the exercise period of the Renesas Warrant as described above (the foregoing, collectively with the Reserve Cash, the Additional New 2L Non-Convertible Notes, the “Contingent Consideration”). If the Regulatory Approvals are obtained prior to the Regulatory Trigger Deadline, Renesas will not be entitled to the Contingent Consideration and $10 million of the Reserve Cash shall be remitted to or retained by the Company, $5 million of the Reserve Cash will be remitted to the holders of the New Senior Secured Notes (on account of the commitment fee amount), the Additional New 2L Non-Convertible Notes will not be issued, the 871,287 shares of New Common Stock will be distributed to the holders of Old Common Stock immediately prior to the Effective Date, and the term of the Renesas Warrant will not be extended.
Investor Rights and Disposition Agreement
In accordance with the Plan, on the Effective Date, the Company entered into an Investor Rights and Disposition Agreement (the “Investor Rights Agreement”) with Renesas. The Investor Rights Agreement provides certain investment-related rights, including, among other terms, that Renesas has the right to select one member of the board of directors of Wolfspeed (the “Board”), subject to receipt of the Regulatory Approvals and Renesas holding in excess of 10% in the aggregate of the New Common Stock. The Investor Rights Agreement also provides that, through January 1 of the year following the receipt of all Regulatory Approvals, (i) Renesas shall not exercise voting rights attached to New Common Stock beneficially owned by Renesas representing more than 9.9% of the Aggregate Company Voting Power (as defined in the Investor Rights Agreement) (the “Voting Rights Limitation”) and (ii) any conversion or exercise of Securities (as defined in the Investor Rights Agreement) into New Common Stock by Renesas shall be null and void and treated as if never made to the extent that, after giving effect to such conversion or exercise, Renesas would beneficially own New Common Stock representing more than 39.9% of the Aggregate Company Voting Power immediately after giving effect to such conversion or exercise (the “Beneficial Ownership Limitation” and, together with the Voting Rights Limitation, the “Limitations”). Such Limitations will be automatically renewed for subsequent one-year periods subject to the terms of the Investor Rights Agreement. Notwithstanding the foregoing, Renesas may terminate the Limitations at any time and without regard to any limitation periods set forth in the Investor Rights Agreement if the Company has submitted to its stockholders’ meeting a proposal of (i) any transaction that would lead to a change of control of the Company, (ii) the issuance of any New Common Stock (or instruments convertible or exercisable into New Common Stock), (iii) any amendment to the certificate of incorporation or bylaws that would adversely affect any rights of Renesas and (iv) any other matters that could adversely affect any rights of Renesas.
Additionally, prior to the Renesas Base Distribution Date, subject to certain terms and conditions, Renesas has designation rights regarding the disposition of, and right to cash proceeds from the disposition of, the New Common Stock (or the New Common Stock underlying the Securities that Renesas is entitled to receive pursuant to the Plan. Renesas may direct Wolfspeed to sell shares of New Common Stock through a primary registered offering pursuant to the Registration Rights Agreement (as defined below) or sell shares under the ELOC/ATM Program (as defined in the Investor Rights Agreement), and remit the cash proceeds from such sales directly to Renesas, net only of sales agent or underwriter commissions or discounts. Upon remittance of such proceeds to Renesas, Renesas’s entitlement to such Securities will be reduced accordingly. Renesas is not permitted to exercise such designation rights until nineteen (19) weeks after the Effective Date.
Registration Rights Agreement
In accordance with the Plan, on the Effective Date, Wolfspeed entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Renesas and certain holders of the New 2L Non-Renesas Convertible Notes (together with Renesas, the “RRA Counterparties”).
The Registration Rights Agreement grants the RRA Counterparties certain registration rights in respect of certain “Registrable Securities” (as defined in the Registration Rights Agreement) held by them. Pursuant to the Registration Rights Agreement, Wolfspeed must file a shelf registration statement on Form S-1 or, if available, a registration statement on Form S-3 (a “Shelf Registration Statement”) to register the Registrable Securities held by the RRA Counterparties (i) within 45 days of the Effective Date and (ii) solely with respect to the Registrable Securities held by Renesas, within 45 days of the Renesas Base Distribution Date. Thereafter, an RRA Counterparty holding Registrable Securities registered on an effective Shelf Registration Statement may require the Company to effect an underwritten offering of such RRA Counterparty’s Registrable Securities and file any necessary prospectus supplement or post-effective amendment to the Company’s Shelf Registration Statement as soon as practicable and, in any event, within fifteen business days (in the case of a Shelf Registration Statement on Form S-1) or ten business days (in the case of a Shelf Registration Statement on Form S-3). The RRA Counterparties may also sell Registrable Securities registered under the Shelf Registration Statements in non-underwritten offerings. The Company is required to maintain the effectiveness of any Shelf Registration Statement until the Registrable Securities covered by such Shelf Registration Statement are no longer Registrable Securities.
Additionally, the RRA Counterparties have customary piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement.
Prior to the receipt of Regulatory Approvals, at any time following the nineteen-week anniversary of the Effective Date, Renesas may require the Company to register the sale of shares of New Common Stock or other securities of the Company on a registration statement on Form S-1 or, if available, a registration statement on Form S-3, to conduct a primary offering of securities, the proceeds of which (after deducting underwriting commissions) will, in accordance with the Investor Rights Agreement, be directed to Renesas in satisfaction of the Company’s obligation to issue shares of New Common Stock to Renesas pursuant to the Plan.
The foregoing registration rights are subject to certain conditions and limitations, including customary blackout periods, market conditions, the Company’s right to delay or withdraw a registration statement under certain circumstances and, if an underwritten offering is contemplated, the number of such underwritten offerings to be initiated during a year and the right of underwriters to limit the number of shares to be included in a registration statement.
The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The Registration Rights Agreement provides for customary indemnification and contribution provisions. The Registration Rights Agreement will terminate, with respect to each RRA Counterparty, at such time as such RRA Counterparty no longer owns any Registrable Securities, and in full and be of no further effect, at such time as there are no Registrable Securities held by any RRA Counterparties.
The Company has applied Accounting Standards Codification ("ASC") Topic 852: Reorganizations (“ASC 852”) in preparing the unaudited consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three months ended September 28, 2025, related to the bankruptcy proceedings, including the write-off of original issue discount and deferred debt issuance costs and discounts associated with debt classified as liabilities subject to compromise and professional fees, are recorded as reorganization items, net. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified on the unaudited consolidated balance sheet at September 28, 2025, as liabilities subject to compromise. These liabilities are reported at the allowed amounts by the Bankruptcy Court, even if they may be settled for lesser amounts.

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials and device products in the power market, and our ability to adapt to evolving competitive dynamics to retain and grow market share for these applications. We have been experiencing softening demand for our products and continued price pressure in certain applications. We continue to expect increased mid and long-term demand.
•Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development, production equipment and production facilities. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. In addition, market participants often undertake pricing strategies to gain or protect market share, increase the utilization of their production capacity and develop new applications in the power markets we serve. Innovations and advancements in materials and power technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets. To address these competitive pressures, we have invested in new production facilities, as well as research and development activities to support new product development, lower product costs and increase levels of product performance to differentiate our products in the market. In addition, we invest in systems, people and new processes to improve our ability to deliver a better overall experience for our customers.
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
Overview of the three months ended September 28, 2025
The following is a summary of our results of operations for the three months ended September 28, 2025 compared to the three months ended September 29, 2024, unless otherwise stated.
•Our year-over-year revenue increased $2.1 million to $196.8 million, primarily driven by Power Products, particularly our distribution channel, partially offset by weaker demand for our Materials Products.
•Gross margin decreased to (39.2)% from (18.6)%, primarily due to underutilization from the Siler City Fab which was presented as Start-up Cost prior to substantial completion of the fab in late fiscal 2025, and unfavorable changes in product mix. The favorable impact from lower restructuring and closure-related costs was primarily offset by specific reserves on certain inventory products.
•Operating loss was $161.4 million compared to $230.1 million.
•Diluted loss per share was $4.12 compared to $2.23.
•Cash provided by operating activities was $5.7 million compared to cash used in operating activities of $132.0 million.
•Purchases of property and equipment, net were $103.9 million (net of $0.1 million in reimbursements) compared to $395.0 million (net of $42.0 million in reimbursements), primarily due to a planned decrease in capital expenditures as we substantially completed our expansion initiatives in late fiscal 2025.

Business Outlook
We believe we are uniquely positioned as a vertically integrated supplier of U.S.-made silicon carbide products in the global semiconductor industry. We are currently focused on three key priorities designed to put us on a path toward long-term growth and profitability:
~~•~~accelerating product innovation
•optimizing our manufacturing processes and deployment of existing 200mm assets
•improving the financial performance of the company, including a continued optimization of our capital structure
We believe these efforts will support our goals of delivering long-term growth and profitability, while enabling us to continue to invest in our business to further develop the technologies and accelerate the growth opportunities of silicon carbide materials and silicon carbide power devices and modules.
Fiscal Quarters

Our fiscal quarters end on the last Sunday of the month in September, December, March and June. Each fiscal quarter is generally 13 weeks as part of a 52-week fiscal year. Occasionally, we have a 53-week fiscal year, and in those instances, one quarter within the fiscal year is comprised of 14 weeks instead of 13 weeks. Our 2026 and 2025 fiscal years are 52-week fiscal years. The next 53-week fiscal year will be for our 2030 fiscal year.
Results of Operations
Selected consolidated statements of operations data for the three months ended September 28, 2025 and September 29, 2024 were as follows:

	Three months ended
	September 28, 2025		September 29, 2024
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$196.8	100.0%	$194.7	100.0%
Cost of revenue, net	273.9	139.2%	230.9	118.6%
Gross (loss) profit	(77.1)	(39.2)%	(36.2)	(18.6)%
Research and development	31.7	16.1%	50.9	26.1%
Sales, general and administrative	37.9	19.3%	62.2	31.9%
Factory start-up costs	—	—%	19.7	10.1%
Gain on disposal of property and equipment	(5.7)	(2.9)%	—	—%
Restructuring and other expenses	20.4	10.4%	61.1	31.4%
Operating loss	(161.4)	(82.0)%	(230.1)	(118.2)%
Reorganization items, net	503.8	256.0%	—	—%
Interest expense, net of capitalized interest	0.7	0.4%	64.5	33.1%
Non-operating income, net	(22.4)	(11.4)%	(12.8)	(6.6)%
Loss before income taxes	(643.5)	(327.0)%	(281.8)	(144.7)%
Income tax (benefit) expense	0.1	0.1%	0.4	0.2%
Net loss	($643.6)	(327.0)%	($282.2)	(144.9)%

Basic and diluted loss per share
Continuing operations	($4.12)		($2.23)

Revenue

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Power Products	$131.8	$97.1	$34.7	36%
Materials Products	65.0	97.6	(32.6)	(33)%
Revenue	$196.8	$194.7	$2.1	1%
Net sales for the three months ended September 28, 2025 increased 1% compared to the same period in 2024.
•Net sales of our Power Product offerings increased primarily due to growth in our automotive end market. Net sales related to our industrial and energy end markets also increased slightly. End-of-life buys from our distributors related to the planned shutdown of our 150mm device fab in Durham, North Carolina, increased revenue through our distribution channel during the first quarter of fiscal 2026. We expect the favorable impact from these orders to be less significant during the second half of fiscal 2026 following the shutdown of the Durham fab.
•Net sales of our Materials Product offerings were primarily impacted by our substrate customers adjusting the timing and size of their orders to rebalance supply to match weaker end market demand.
Gross Profit and Gross Margin

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Gross (loss) profit	($77.1)	($36.2)	($40.9)	113%
Gross margin	(39)%	(19)%
The primary drivers of the decrease in gross profit and gross margin for the three months ended September 28, 2025 compared to the same period in 2024 included the following, partially offset by $16 million decrease in restructuring and other closure-related costs:
•$21 million increase in underutilization costs primarily related to the achievement of production readiness at our Siler City Fab. Prior to the substantial completion of the facility in late fiscal 2025, these costs were included in start-up costs. We expect to continue to incur underutilization costs related to the Mohawk Valley Fab and Siler City Fab until market demand for our products meets or exceeds our production capacity.
•$29 million increase in write-downs related to customer-specific inventory we intend to scrap, partially attributable to our ongoing restructuring activities.
•Unfavorable changes in product mix primarily related to a decrease in Materials Products revenue and a higher proportion of Power Products revenue derived from automotive offerings.
Research and Development

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Research and development	$31.7	$50.9	($19.2)	(38)%
Percent of revenue	16%	26%
The decrease in research and development expenses for the three months ended September 28, 2025 as compared to the three months ended September 29, 2024 was primarily due to a decrease in personnel costs related to lower headcount and a planned decrease in the amount of research and development wafer spend from product transfers and technology qualifications related to the Mohawk Valley Fab ramp.
Sales, General and Administrative

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Sales, general and administrative	$37.9	$62.2	($24.3)	(39)%
Percent of revenue	19%	32%

The decrease in sales, general and administrative expenses for the three months ended September 28, 2025 as compared to the three months ended September 29, 2024 was primarily driven by a reduction in personnel costs due to our ongoing restructuring initiatives and lower outside service provider spend due to ongoing cost optimization efforts.
Factory Start-up Costs

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Factory start-up costs	$—	$19.7	($19.7)	(100)%
Start-up costs decreased to zero for the three months ended September 28, 2025 as compared to the three months ended September 29, 2024 due to the substantial completion of the initial phase of construction of our materials manufacturing facility in Siler City, North Carolina. The manufacturing costs, including underutilization costs, related to the Siler City facility are now included within Cost of revenue, net.
Reorganization items, net

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Reorganization items, net	$503.8	$—	$503.8	100%
Reorganization items, net include professional fees related to our Chapter 11 Cases and debt valuation adjustments for Liabilities subject to compromise.

Restructuring and Other Operating Expense

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Restructuring and other exit costs	$3.7	$52.8	($49.1)	(93)%
Project, transformation and transaction costs	13.8	6.0	7.8	130%
Other	2.9	2.3	0.6	26%
Restructuring and other expenses	$20.4	$61.1	($40.7)	(67)%
The decrease in restructuring and other operating expenses during the three months ended September 28, 2025 compared to the three months ended September 29, 2024 was primarily driven by a decrease in costs related to our headcount reduction and facility consolidation plan intended to reduce costs, increase our operational efficiency and align our manufacturing capacity with our customers' demand initiated the first quarter of fiscal 2025 (the "2025 Restructuring Plan") partially offset by an increase in costs related to our Chapter 11 Cases that do not qualify as Reorganization items, net. Refer to Note 14, "Restructuring," in Part I, Item 1 of this Quarterly Report for more information on Restructuring and other exit costs.
Interest Expense, net of Capitalized Interest

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Interest expense, net of capitalized interest	$0.7	$64.5	($63.8)	(99)%
Interest expense, net of capitalized interest. The decrease in interest expense during the three months ended September 28, 2025 compared to the three months ended September 29, 2024 was primarily related to the Chapter 11 Cases. Beginning on the Petition Date, we ceased the recognition of interest expense related to our then-outstanding debt obligations and became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which were accounted for as a reduction of the principal balance of the Existing Senior Secured Notes. These instruments were later adjusted to the estimated allowed claim amount, resulting in a corresponding charge to Reorganization items, net.

Non-Operating Expense, net

	Three months ended
(in millions of U.S. Dollars)	September 28, 2025	September 29, 2024	Change
Interest income	($8.9)	($22.2)	$13.3	(60)%
Gain on RTP fab transfer	(25.4)	—	(25.4)	100%
Realized loss on MACOM Shares	10.9	—	10.9	100%
Other expense, net	1.0	9.4	(8.4)	(89)%
Non-operating expense, net	($22.4)	($12.8)	($9.6)	75%
The decrease in interest income was primarily due to lower short-term investment balances and a lower interest rate environment. The gain on the RTP Fab Transfer was primarily related to the acceleration of the RTP Transfer Date and related early termination of the Master Supply Agreement.

Liquidity and Capital Resources
The following sections discuss material changes in our financial condition from the end of fiscal 2025, including the effects of changes in our Consolidated Balance Sheets, and the effects of the Chapter 11 Cases on our liquidity and capital resources. There continues to be uncertainty around the extent of market volatility, demand for our products, increased competition, the impact of tariffs, inflationary pressures, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.
On September 29, 2025, we emerged from the Chapter 11 Cases. As discussed above under "Recent Events" on the Effective Date, we issued secured financing in an aggregate amount of $2.1 billion of par value, consisting of (i) the New Senior Secured Notes in an aggregate principal amount of $1.3 billion, (ii) the New 2L Non-Convertible Notes in an aggregate principal amount of $296.4 million, (iii) the New 2L Renesas Convertible Notes in an aggregate principal amount of $203.6 million and (iv) the New 2L Non-Renesas Convertible Notes in an aggregate principal amount of $331.4 million, including the payment of the Backstop Premium of $30.25 million under the Backstop Commitment Agreement.
New Senior Secured Notes
On the Effective Date, we entered into that certain Indenture (the “New Senior Secured Notes Indenture”), by and among the Company, Wolfspeed Texas LLC, as subsidiary guarantor (the “Subsidiary Guarantor”), and U.S. Bank Trust Company, National Association, as the trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), pursuant to which, among other things, we issued the New Senior Secured Notes.
The New Senior Secured Notes bear interest, payable quarterly in arrears on March 23, June 23, September 23, and December 23 of each year, (a) for the period from the Effective Date through and including June 22, 2026, at a rate of 9.875% per annum (payable in cash), plus 4.00% per annum (payable in-kind); and (b) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23 of the most recent year, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) we redeem or repurchase (other than redemptions or repurchases with the proceeds of dispositions) the New Senior Secured Notes, resulting in the aggregate principal amount of New Senior Secured Notes outstanding being less than $1,000,000,000 and (ii) we receive at least $450,000,000 of award disbursements pursuant to governmental grants under the CHIPS and Science Act (the “CHIPS Act”) or (b) as of the most recent June 23rd, the ratio of the outstanding principal amount of the New Senior Secured Notes to EBITDA (as defined in the New Senior Secured Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the New Senior Secured Notes Indenture is less than or equal to 2.00:1.00. The New Senior Secured Notes will mature on June 23, 2030.
The New Senior Secured Notes Indenture requires us to make an offer to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain extraordinary receipts, at a price of 109.875% plus accrued and unpaid interest upon the first to occur of the following : (i) in the event we and/or our subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2026, such offer to repurchase will be required to be in an aggregate principal amount of $175,000,000 of the New Senior Secured Notes, (ii) in the event we and/or our subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $225,000,000 of the New Senior Secured Notes, or (iii) if we and/or our Subsidiaries receive less than or equal to $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $150,000,000 (such repurchase date, the “Extraordinary Receipts Trigger Date”).
Further, we are required to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to (so long as no default or event of default exists under the Indenture), reinvest the proceeds of casualty events involving certain core assets, at a price equal to the lesser of (a) 111.875% of the principal amount of the New Senior Secured Notes being repurchased and (b) if such disposition or casualty event occurred (i) on or after June 23, 2026 and prior to the later of June 23, 2027 and the Extraordinary Receipts Trigger Date, 109.875% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (ii) on or after the later of June 23, 2027 and the Extraordinary Receipts Trigger Date and prior to June 23, 2028, 105.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (iii) on or after June 23, 2028 and prior to June 23, 2029, 103.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, and (iv) on or after June 23, 2029, 100% of the principal amount of such New Senior Secured Notes plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date (this clause (b), the “Applicable Redemption Price”). We are also required to offer to repurchase the New Senior Secured Notes upon a change in control, at a price equal to, (a) if such change of control occurs prior to June 23, 2026, the greater of (i) a customary make-whole redemption price minus 1.00% of the principal amount of such New Senior Secured Notes and (ii) the Applicable Redemption Price as of June 23, 2026 and (b) if such change of control occurs on or after June

23, 2026, the Applicable Redemption Price at the time such change of control occurs. We may redeem the New Senior Secured Notes at any time, subject to, (a) if the redemption occurs prior to June 23, 2026, by paying a customary make-whole premium and (b) if the redemption occurs on or after June 23, 2026, by paying the Applicable Redemption Price. Further, we have the right, prior to June 23, 2026, to make an optional redemption of up to 35% of the New Senior Secured Notes with the proceeds of qualified equity issuances consummated since the Effective Date (provided that we have received at least $300,000,000 of net proceeds from such equity issuances), at a redemption price equal to 111.875%.
The New Senior Secured Notes Indenture contains certain customary affirmative covenants, negative covenants, and events of default, including a minimum liquidity financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the Collateral Agent has been granted a perfected first lien security interest of at least $350,000,000 as of the last day of any calendar month.
Our obligations under the New Senior Secured Notes Indenture will be guaranteed by our material subsidiaries, if any, subject to certain exceptions, and are secured by a pledge (and, with respect to real property, mortgage) of substantially all of our and the guarantors’ existing and future property and assets (subject to certain exceptions), including a pledge of the capital stock of our subsidiaries and the guarantors, subject to certain exceptions.
New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes and New 2L Non-Convertible Notes
On the Effective Date, we entered into (i) that certain indenture (the “New 2L Renesas Convertible Notes Indenture”), by and among the Company, the Subsidiary Guarantor, and the Trustee and the Collateral Agent in respect of the New 2L Renesas Convertible Notes, (ii) that certain indenture (the “New 2L Non-Renesas Convertible Notes Indenture”), by and among the Company, the Subsidiary Guarantor, the Trustee and the Collateral Agent in respect of the New 2L Non-Renesas Convertible Notes and (iii) that certain indenture (the “New 2L Non-Convertible Notes Indenture” and, together with the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, the “2L Indentures”), by and among the Company, the Subsidiary Guarantor, the Trustee and the Collateral Agent in respect of the New 2L Non-Convertible Notes (together with the New 2L Renesas Convertible Notes and the New 2L Non-Renesas Convertible Notes, collectively, the “2L Notes”).
The 2L Notes bear interest, payable semi-annually in arrears on June 15 and September 15 of each year to the holders of record as of June 1 and September 1 of each year. Interest on the New 2L Renesas Convertible Notes and the New 2L Non-Renesas Convertible Notes is required to be paid in cash; interest on the New 2L Non-Convertible Notes is permitted to be paid either in cash or in kind (at our election), at an interest rate of 7.00% or 12.00%, respectively. The 2L Notes mature, in each case, on June 15, 2031.
Each of the New 2L Renesas Convertible Notes and New 2L Non-Renesas Convertible Notes (collectively, the “2L Convertible Notes”) are convertible pursuant to the terms of the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, respectively. The New 2L Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until September 29, 2027 (the “Conversion Expiration Date”), provided that the New 2L Renesas Convertible Notes are not convertible until the Renesas Base Distribution Date (as defined in the Plan), and the New 2L Non-Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until the fifth (5th) scheduled trading day immediately preceding the maturity date, in each case, subject to certain limitations and exceptions. The 2L Convertible Notes are convertible into cash, our common stock or a combination thereof, at our election. The 2L Convertible Notes will be entitled to customary anti-dilutive measures (including adjustments to the 2L Convertible Notes’ conversion rates), as described in each of the indentures governing the 2L Convertible Notes.
Each of the New 2L Non-Convertible Notes and the New 2L Renesas Convertible Notes are not permitted to be redeemed prior to the date that is two (2) years following the Effective Date; the New 2L Non-Renesas Convertible Notes are not permitted to be redeemed prior to the date that is three (3) years following the Effective Date. In the event of an optional redemption by us, holders will be entitled to a cash redemption price equal to 100% of the principal amount of such note redeemed, plus accrued and unpaid interest (any such redemption, an “Optional Redemption”)
We are required to offer to repurchase the 2L Notes upon a change of control and, in the case of (i) the 2L Convertible Notes, at a cash repurchase price equal to 100% of the principal amount of such note repurchased, plus accrued and unpaid interest and (ii) the 2L Non-Convertible Notes, at a cash repurchase price equal to 101% of the principal amount of such note repurchased, plus accrued and unpaid interest. Following the Conversion Expiration Date and upon the occurrence of a change of control, the New 2L Renesas Convertible Notes will be entitled to a cash repurchase price consistent with that of the New 2L Non-Convertible Notes. Holders of the 2L Convertible Notes will be entitled to adjustments to the respective conversion rates with table make-whole in the event of a change of control or an Optional Redemption. Notwithstanding the foregoing (but subject to certain limitations described in the indentures governing the 2L Convertible Notes), holders of the 2L Convertible Notes are permitted to convert their notes (i) in lieu of redemption in the event of an Optional Redemption by us or (ii) upon the occurrence of a change of control. We are also required, subject to the terms of the New Senior Secured Notes and pursuant to the terms and conditions set forth in the indentures governing the 2L Notes, to make an offer to purchase the 2L Notes, on a pro rata basis, upon the occurrence of certain non-ordinary course asset sales and casualty events (subject to certain reinvestment rights described in the 2L Indentures).

The 2L Indentures contain certain customary affirmative covenants, negative covenants, and events of default.
Our obligations under the 2L Indentures will be guaranteed by our material subsidiaries, if any, subject to certain exceptions, and are secured on a second-priority basis by liens on substantially all of our and the guarantors’ existing and future property and assets (subject to certain exceptions) that secure the New Senior Secured Notes.
Intercreditor Agreements
In connection with our entrance into the New Senior Secured Notes Indenture and the 2L Indentures, we, Wolfspeed Texas LLC, as a grantor, and the trustees and the collateral agents under each of the New Senior Secured Notes Indenture and the 2L Indentures entered into the First Lien/Second Lien Intercreditor Agreement, dated as of the September 29, 2025, which sets forth the respective rights on the shared collateral between the noteholders under the New Senior Secured Notes, as first lien creditors, on the one hand, and the noteholders under the 2L Notes, as second lien creditors, on the other hand.
Additionally, in connection with our entrance into the 2L Indentures, we, Wolfspeed Texas LLC, as a grantor, and the trustees and the collateral agents under each of the 2L Indentures entered into the Equal Priority Intercreditor Agreement, dated as of September 29, 2025, which sets forth the respective rights on the shared collateral among the noteholders under the 2L Notes.

Overview
The following table sets forth our cash, cash equivalents and short-term investments:

(in millions of U.S. Dollars)	September 28, 2025	June 29, 2025	Change
Cash and cash equivalents	$571.6	$467.2	$104.4
Short-term investments	354.4	488.2	(133.8)
Total cash, cash equivalents and short-term investments	$926.0	$955.4	($29.4)
In summary, our cash flows were as follows:

	Three months ended
in millions of U.S. Dollars	September 28, 2025	September 29, 2024	Change
Net cash provided by (used in) operating activities of continuing operations	$5.7	($132.0)	$137.7	104%
Net cash provided by (used in) investing activities of continuing operations	136.9	(193.0)	329.9	171%
Net cash (used in) provided by financing activities of continuing operations	(39.0)	4.8	(43.8)	(913)%
Effects of foreign exchange changes on cash and cash equivalents	0.8	0.4	0.4	100%
Net change in cash and cash equivalents	$104.4	($319.8)	$424.2	133%
The net increase in cash and cash equivalents of $104.4 million between September 28, 2025 and June 29, 2025 was primarily driven by cash flows from the following activities:
•Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first three months of fiscal 2026 was $5.7 million compared to cash used in operating activities ($132.0) million for the first three months of fiscal 2025. This increase was primarily driven by lower interest payments due to the Chapter 11 Cases, non-cash reorganization items, inventory write-offs during the period and favorable changes in working capital compared to the same period in fiscal 2025, partially offset by a gain on the RTP Fab transfer.

•Investing activities — Investing cash flows consist primarily of transactions related to capital expenditures and transactions related to short-term investments. Net cash provided by investing activities in the first three months of fiscal 2026 was $136.9 million compared to net cash used in investing activities of ($193.0) million in the first three months of fiscal 2025. This increase is primarily related to a significant decrease in capital expenditures related to the substantial completion of our expansion initiatives during fiscal 2025. Additionally, a decrease in cash received from grant reimbursements and sales of short-term investments was offset by proceeds received from the disposal of MACOM Shares and tooling.

•Financing activities — Financing cash flows consist primarily of debt transactions, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used in financing activities in the first three months of fiscal 2026 was ($39.0) million compared to net cash provided by financing activities of $4.8 million in the first three months of fiscal 2025. This increase was driven by the adequate protection payments for our Existing Senior Secured Notes related to our Chapter 11 Cases.

Sources and Uses of Liquidity
Under the terms of the Restructuring Support Agreement and the Plan, following the emergence from Chapter 11, we reduced our overall funded debt by approximately 70%, representing a reduction of approximately $4.6 billion and a reduction of its annual total cash interest payments by approximately 60%. We expect that our current operating forecast over the next 12 months will allow us to maintain operations and meet our obligations to customers, vendors and employees in the ordinary course of business.
Cash on hand during the first quarter of fiscal 2026 was primarily used for the following:
•normal recurring operating expenses;
•professional service fees associated with our Chapter 11 Cases; and
•implementation of the 2025 Restructuring Plan.

Our currently anticipated sources of liquidity for the remainder of fiscal 2026 include:
•receipts from customers and other operating activities;
•expected receipts of the AMIC refundable tax credit; and
•proceeds from the sale of our non-core assets and other short-term investments.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•payment of general unsecured claims pursuant to the Plan;
•professional service fees associated with our Chapter 11 Cases; and
•repayments of debt and interest.
The initial phases of our major expansion projects at the Mohawk Valley Fab and the Siler City Fab were substantially completed as of late fiscal 2025. Consequently, we expect gross capital investment to decrease significantly, to approximately $0.1 billion during the remainder of fiscal 2026. We also believe our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase. We expect to receive an additional $0.7 billion of incentives primarily related to the AMIC refundable tax credits during fiscal 2026. We also continue to actively pursue opportunities for federal funding, including but not limited to awards that may be made available through the CHIPS Act or other programs, including the recently established United States Investment Accelerator Office ("federal funding opportunities").
We will continue to have take-or-pay inventory supplier agreements that require a minimum of $190.5 million of purchases over the next four years, as outlined further in Note 5, "Commitments and Contingencies," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report. We will also be required to purchase electricity for our facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $60.7 million over the next 4 years and approximately $24.6 million over the next 8 years, respectively.
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

Off-Balance Sheet Arrangements
As of September 28, 2025, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K. We sold the MACOM Shares during the first quarter of fiscal 2026. There have been no other material changes to the amounts presented therein.
Item 4.     Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ended September 28, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the first quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 1, "Basis of Presentation and New Accounting Standards" and Note 5, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Risk categories and certain principal risks under each category include (each described more fully below):
–Risks related to the Chapter 11 Cases
•Historical financial information will not be indicative of our future performance
•Impact of outstanding debt obligations
•Influence of certain former Convertible Noteholders and Renesas.
•Reduced tax attributes due to cancellation of indebtedness.
•Impaired stakeholder confidence following Chapter 11 emergence.
–Risks related to our markets and product demand
•Our dependence on a concentrated group of customers for significant revenue.
•Competition from established semiconductor companies and state-supported international players.
•Global silicon carbide market growth not developing as rapidly as anticipated.
•Our ability to introduce new products to new and established markets.
•Distributors may not expand their customer base or anticipate demand.
•Cyclical market patterns and potential downturns in our end markets.
•Global macroeconomic conditions could adversely impact our strategic direction.
•Tariffs or other trade restrictions could adversely impact our results of operations.
•Delays in product roadmap execution or misallocated research and development investments.

–Risks related to manufacturing and operational execution
•Product quality issues or failure to meet evolving quality standards.
•Our ability to achieve manufacturing cost targets and production yield goals.
•Our ability to balance customer demand with manufacturing capacity.
•Operational challenges in improving utilization at our manufacturing facilities.
•Environmental laws and regulations impacting manufacturing.

–Risks related to our overall business and operations
•Our ability to attract and retain qualified personnel in a competitive market.
•Cybersecurity threats, data breaches, and inadequate data protection controls.
•Our ability to protect our intellectual property rights.
•Delays in consolidating ERP systems that may hinder operational efficiency.
•The use or application of emerging technologies, including AI.
•Existing and potential future litigation.
•Changes in regulatory or accounting and tax positions.
•Employee attrition and loss of key personnel could harm our operations.

–General risk factors
•Our reincorporation from North Carolina to Delaware.
•Our stock price has experienced and may continue to experience volatility.
•Disruptions from extreme weather events and natural disasters.
•The impact of pandemic outbreaks on our operations and supply chain.

•Changes in governmental policies and incentives.
•Supply chain disruptions adversely impacting our global supply dependencies.
•Reliance on local utilities and infrastructure at our manufacturing facilities

Risks Related to the Chapter 11 Cases
As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future performance, and we may not realize all of the intended benefits of the Chapter 11 Cases.
Following our emergence from the Chapter 11 Cases, our capital structure was significantly altered. As a result of the Chapter 11 Cases, our historical financial performance is likely not indicative of our future financial performance. In addition, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We are expected to adopt fresh start accounting, and accordingly, our assets and liabilities will be recorded at fair value as of the emergence date, which differs materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.
Furthermore, we may not realize any or all of the intended benefits of the Chapter 11 Cases, the benefits may not be on the terms or in the manner we expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. Additionally, other risks we face, as described in this Quarterly Report, may be exacerbated by the impacts of our emergence from bankruptcy.
We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations.
As of September 30, 2025, our indebtedness consisted of $535 million aggregate principal amount of our New 2L Renesas Convertible Notes and our New 2L Non-Renesas Convertible Notes, $296.4 million aggregate principal amount of our New 2L Non-Convertible Notes and $1,259.2 million aggregate principal amount of our New Senior Secured Notes.
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
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage compared to our peers that may have less indebtedness than we have by limiting our ability to borrow additional funds needed to operate and grow our business.
Our ability to pay interest and repay the principal for or to refinance any outstanding indebtedness under the New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes, the new 2L Non-Convertible Notes and the New Senior Secured Notes is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and/or raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that we will be able to manage any of these risks successfully.
The New Senior Secured Notes Indenture includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the collateral agent for the New Senior Secured Notes has been granted a perfected first lien security interest of at least $350 million as of the last day of any calendar month. In addition, the New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, in each case, contain certain restrictions that limit our ability to, among other things: incur additional indebtedness, dispose of assets, pay dividends on or redeem or repurchase shares of our New Common Stock or other securities, create liens on assets, make investments and acquisitions or engage in mergers or consolidations, and engage in certain transactions with non-subsidiary guarantors and affiliates. The New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture also require us to make an offer to repurchase (i) the New Senior Secured Notes, or if the New Senior Secured Notes are redeemed in full, the New 2L Non-Convertible Notes or the New 2L Convertible Notes, with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of certain casualty events (subject to certain limitations), (ii) in the case of the New Senior Secured Notes, with 100% of the proceeds of certain Department of Energy sponsored financings and in specified amounts upon the receipt of certain extraordinary proceeds and (iii) in the case of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes and the New 2L Non-Renesas Convertible Notes, in full upon a change of control. The restrictions imposed by the New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture could limit our ability to plan for or react to changing business conditions or could otherwise restrict our business activities and plans (including impairing our ability to obtain other financing). Our ability to comply with the covenants and restrictions imposed by the New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture is subject to various risks and uncertainties beyond our control. Failure to comply with any of the restrictions and covenants in the New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. A default would permit holders of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes or the New 2L Non-Renesas Convertible Notes, as applicable, to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture.
Additionally, we are exposed to market value fluctuations and inherent interest rate risk related to our investment portfolio. We have historically invested portions of our available cash in fixed interest rate securities such as high-grade corporate debt, commercial paper, municipal bonds, certificates of deposit, government securities and other fixed interest rate investments. The primary objective of our cash investment policy is preservation of principal. However, these investments are generally not Federal Deposit Insurance Corporation insured and may lose value and/or become illiquid regardless of their credit rating. From time to time, we have also made investments in public and private companies that engage in complementary businesses, which investments are subject to fluctuations in market value. Any fluctuations in the value of our investment portfolio could further impact our ability to address outstanding debt obligations and continue operations.
Certain former Convertible Noteholders and Renesas may significantly influence matters submitted to stockholders.
Certain former holders of Convertible Notes acquired, and Renesas (subject to regulatory approvals) will acquire significant ownership interests in our common stock pursuant to the Plan. These stockholders may control outcomes of actions requiring stockholder approval, including director elections, without other stockholders' approval. This concentration could: facilitate or hinder negotiated changes of control; allow for the appointment of board majorities, influencing management and strategy; affect corporate governance, business strategies, and capital allocation; impact stock liquidity, trading price, and volatility; create conflicts if major holders' interests diverge from other stockholders; and either attract or deter potential acquirers.
We are required to reduce tax attributes due to cancellation of indebtedness income.
Generally, any discharge of our debt obligations for an amount less than the debt’s adjusted issue price will give rise to cancellation of debt ("COD") income. Under Section 108 of the Internal Revenue Code of 1986, as amended (the "Code"), a taxpayer is required to exclude COD from gross income if the debtor is under the jurisdiction of a court in a case under Chapter 11 of the Bankruptcy Code and the discharge of debt occurs pursuant to that proceeding. As a consequence of such an exclusion, a taxpayer generally must reduce certain of its tax attributes by the amount of COD income that it excluded from gross income. U.S. federal income tax attributes subject to reduction generally include (i) NOLs and NOL carryforwards; (ii) general business credit carryovers; (iii) capital loss carryovers; (iv) tax basis in assets; and (v) foreign tax credit carryovers.
As a result of the implementation of the Plan, we will realize a substantial amount of COD income for U.S. federal income tax purposes and our tax attributes will be subject to the foregoing attribute reduction rules. While the ultimate effect of the attribute reduction is uncertain because, among other things, it will depend on the amount of COD income we realize, loss of these tax attributes may have an adverse effect on our future cash flow.
Impaired stakeholder confidence and weakened relationships following Chapter 11 emergence may adversely affect our business.
Our emergence from Chapter 11 bankruptcy proceedings on September 29, 2025 may continue to adversely affect our business, operations, and stakeholder relationships. Customer and vendor confidence may remain impaired, potentially causing: reduced orders or order cancellations; unfavorable contract terms or reluctance by third parties to enter new agreements on acceptable terms or at all; competitive disadvantages as customers shift business to competitors perceived as more stable; and ongoing reputational harm in our markets.

Additionally, investors and capital markets may require demonstrated operational and financial recovery before fully restoring confidence, potentially limiting our access to capital on favorable terms or affecting the trading price of our common stock until sustained performance improvements are evidenced.
Risks Related to Our Markets and Product Demand
Our dependence on a concentrated customer base creates revenue vulnerability.
We receive significant revenue from a limited number of customers and distributors, with two individually representing more than 10% of consolidated revenue in fiscal 2025. Many customer orders are made on a purchase order basis without long-term commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; altering their purchasing practices as a result of our emergence from Chapter 11 and the implementation of the Plan; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations, or if we encounter any problems collecting amounts due from them, our business, financial condition, and results of operations could be negatively impacted.
Furthermore, we continue to expand into new markets and new market segments. Many of our existing customers who purchase our silicon carbide substrate materials develop and manufacture devices, die and components using those wafers that are offered in the same power market. As a result, some of our current customers perceive us as a competitor in these market segments. In response, our customers may reduce or discontinue their orders for our substrate materials. This reduction in or discontinuation of orders could occur faster than our sales growth in these new markets, which could adversely affect our business, financial condition, and results of operations.
Competition from established semiconductor companies and state-supported international players threatens our market position.
The markets for our products are highly competitive. In the semiconductor market, we compete with companies that have greater market share, name recognition, distribution, government subsidies and sales channels, and/or technical resources than we do, as well as state-supported international players who may have access to significant resources. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline. Competitors may form strategic alliances with key customers, leading to further pricing pressure and reduced market share. Our inability to recover substantial development, engineering, and manufacturing costs—particularly significant given our current underutilization costs at the Mohawk Valley and Siler City facilities--softening demand and continued price pressure in certain applications could compound these challenges.
As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost power and materials products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could adversely affect our business, financial condition, and results of operations.
Our growth depends on the adoption of our products, which is impacted by trends in the global silicon carbide market and customer behavior in response to those trends.
Our growth depends significantly on adoption of our products within served markets and our ability to influence adoption rates. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles, and continuous process technology advancements. Markets we serve are in different adoption stages and characterized by constant change, rapid obsolescence, price erosion, evolving standards, and supply-demand fluctuations. As markets mature, additional fluctuations may result from customer base variability and consolidations, characterized by lower product demand, production overcapacity, higher inventory levels, aggressive competitor pricing, longer lead times for key components, supply delays, and production disruptions. We have experienced and may continue experiencing these conditions, which could adversely affect our business, financial condition, and results of operations. The recent repeal of EV tax credits in the U.S. could impact demand for our technology.
Our ability to develop and introduce new products that are adopted by customers, in new and established markets, will impact our ability to successfully grow our business.
Our future success depends on our ability to deliver new, higher-performing and/or lower-cost solutions for existing and new markets and customer acceptance of those solutions. We have experienced delays in completing development, introduction, and qualification of new products. Our research and development efforts address increasingly complex problems, and not all projects will succeed. The semiconductor industry is characterized by rapid technological change, and our ability to compete effectively depends on our continued innovation in silicon carbide technology and our capacity to anticipate and respond to evolving customer requirements across automotive, industrial, energy, and emerging AI and data center applications.
Successful development, introduction, and acceptance of our products depend on multiple critical factors. These include qualification and acceptance of new product and system designs, especially for automotive applications requiring stringent reliability and safety standards. We must also rely on our customers' ability to develop competitive products incorporating our solutions, as well as market acceptance of both our products and our customers' end products. The effective transfer of complex products from development to manufacturing presents significant challenges, including the transition to 200mm substrates, which requires substantial capital investment and process refinement. Additional factors necessary for successful development include timely and cost-effective product introduction, achieving technology breakthroughs necessary for commercially viable products, and converting design-ins to significant volume sales over multi-year qualification cycles.
Our ability to succeed also requires accurate prediction of market requirements, the capability to predict, influence, and react to evolving industry standards, and acceptance of new technology in certain markets where silicon carbide solutions compete with established silicon-based alternatives. We must maintain robust intellectual property protection, ensure availability of qualified research and development personnel in a competitive labor market, complete designs and development activities on schedule, and develop repeatable processes for manufacturing new products in sufficient quantities with desired specifications at competitive costs. If any of these factors become problematic, we may not deliver and introduce new products in a timely or cost-effective manner. Our continued focus on accelerating the transition to 200mm substrate production is critical to achieving manufacturing scale and cost competitiveness. Any inability to balance production capacity with customer demands or continue this transition in a timely and cost-effective manner would negatively impact our competitive position, business, financial condition, and results of operations.
Distributors may not expand their customer base or effectively anticipate demand.
We sell a portion of our products through distributors, including one that represented over 10% of fiscal 2025 revenue. We depend on distributors to expand their customer base and anticipate demand. Their success directly impacts our growth and profitability. Distributors must balance adequate inventory against obsolescence risk—particularly relevant for technology products—based on market cycles and internal factors largely outside our control. Both we and our distributors may be required to shift business relationships based on product availability, performance, and strategic priorities.
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
Cyclical market patterns and potential downturns in our end markets could impact demand, which could cause volatility in our revenue and profitability.
Industries we serve experience significant supply-demand and pricing fluctuations affecting our revenue and profitability. The semiconductor industry's rapid technological change, high capital expenditures, short product life cycles, and continuous advancements create volatility. Market maturity brings variability from customer base changes and consolidations, characterized by low demand, overcapacity, higher inventories, and aggressive pricing. We have experienced and may continue experiencing these conditions, which could adversely impact our business, financial condition, and results of operations.
Global macroeconomic conditions could adversely impact our strategic direction.
In fiscal 2025, 82% of our revenue was from outside the United States and we expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources. Moreover, our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could cause customers to postpone purchases, which could, in turn, have a material negative impact on the demand of our products. Economic slowdowns or recessions and inflationary pressures could decrease demand, increase costs, and create other challenges. Government actions addressing economic slowdowns and inflation, including elevated interest rates, could negatively impact our growth.
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
Our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar. In addition, our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies in which we are billed. We may in the future enter into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and, even if we do, foreign currency fluctuations may still have a material impact on our results of operations.
Tariffs or other trade restrictions or taxes have had in the past, and could have in the future, an adverse impact on our business, results of operations and financial condition.
The United States has implemented new tariffs and significant increases and changes to existing tariffs, including on goods from China, and has proposed further changes and new tariffs. In response to such tariffs announced by the United States, other countries have imposed or are considering imposing new or increased tariffs on certain imports from the United States. Trade tensions between the United States and China are expected to continue. U.S. tariffs on goods from China and other countries, and corresponding retaliatory tariffs, have negatively impacted and may continue negatively impacting demand and/or increasing costs for our products.
We face uncertainty interpreting new tariffs and their applicability regarding customs valuation, product classification, and country-of-origin determinations. Although we and vendors seek to comply with applicable customs laws, application of rules regarding new tariffs can be subject to varying interpretations or future reinterpretations. U.S. Customs and Border Protection or other authorities could disagree with valuation, rules of origin, or classification methods applied to certain products, resulting in retroactive assessment of additional duties with interest, penalties, or other enforcement actions without ability to mitigate penalties, adversely affect our business, results of operations and financial condition.
Delays in product roadmap execution or misallocated research and development investments could impair competitiveness.
Our ability to maintain technology leadership in silicon carbide materials and power devices while continually producing more efficient, lower-cost products is critical to success in an increasingly competitive market. Our strategic focus on accelerating the transition to 200mm substrate production requires sustained research and development investment and precise resource allocation. If we misallocate research and development resources, fail to achieve planned cost efficiencies, or experience delays in our technology roadmap execution, we may lose competitive positioning. In some instances, we plan product offerings based on planned yield improvements or increased cost efficiencies from production advances; failure to achieve these improvements could significantly affect our business, results of operations and financial condition.
Risks Related to Manufacturing and Operational Execution
Product quality issues or failure to meet evolving quality standards could increase costs and damage customer relationships.
All of our products are manufactured using highly complex silicon carbide technologies. The number of usable items, or yield, from our production processes may fluctuate as a result of numerous factors. These include variability in our process repeatability and control, contamination of the manufacturing environment, equipment failures, power outages, or other system disruptions. Yield fluctuations may also result from lack of consistency and adequate quality and quantity of piece parts, raw materials, and bill of materials items, as well as inventory shrinkage or human errors. Additionally, defects in production processes within our facilities or at suppliers and subcontractors, and transitions or changes in production processes (whether planned or unplanned), can impact yields. We have experienced difficulties in achieving acceptable yields on certain products in the past, which has adversely affected our operating results, and we may experience similar problems in the future. Our ability to convert volume manufacturing to larger diameter substrates, particularly the transition to 200mm production, is an important factor in providing more cost-effective manufacturing processes.
Our customers specify stringent quality, performance, and reliability standards that we must meet, particularly for automotive applications which require zero defect quality processes, functionally safe design architecture, and high reliability standards. If our products do not meet these standards, we may be required to replace or rework them at significant cost. In some cases, our products may contain undetected defects or flaws that only become evident after shipment and installation. Even if our products meet standard specifications, customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues. We have experienced product quality, performance, or reliability problems from time to time, and defects or failures may occur in the future.
Product quality issues could result in significant financial and reputational consequences. A significant product recall could result in adverse publicity, damage to our reputation, and loss of customer confidence in our products—particularly critical as we work to rebuild stakeholder trust following our Chapter 11 emergence. High defect rates and failure to meet evolving industry quality standards may damage customer relationships, impact customer acquisition and retention, and create significant reputational risk that could impair our competitive position.
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
Our ability to achieve manufacturing cost targets and production yield goals is critical to profitability.
Our ongoing transition to 200mm substrate production is essential to achieving competitive cost structures and improved economies of scale, and delays or difficulties in this transition could adversely affect our ability to compete on price and maintain profitability. Our financial performance depends on achieving anticipated manufacturing efficiencies and cost reductions in our silicon carbide operations. Production output can be adversely affected by factors such as operational disruptions, supply chain inconsistencies, workforce execution, and modifications to production methods. We have experienced difficulties meeting output targets in the past, negatively impacting financial results, and similar challenges may arise in the future. If we fail to realize these projected enhancements, whether from improved output rates, reduced per-unit costs, or successful scaling of operations, our profit margins, financial condition, and results of operations could be significantly impaired.
Our ability to balance customer demand with manufacturing capacity affects our financial performance.
As customer demand changes, we must adjust production capacity to meet demand. We are continually addressing manufacturing capacity needs, currently focusing on accelerating transition from 150mm to 200mm substrates. However, if we cannot increase production capacity at our targeted rate, if unforeseen costs arise, or if we cannot obtain advanced semiconductor manufacturing equipment timely, we may not achieve financial targets. We may be unable to build or qualify new capacity timely to meet customer demand, causing customers to fulfill orders with competitors. As we introduce new products and change product generations, we must balance production and inventory of prior generation products with new generation products to maintain a product mix that both aligns to customer demand and mitigates inventory write-down risks. Significant or prolonged shortages or delivery delays could delay customer manufacturing, negatively impact relationships, and potentially trigger penalty payments under certain agreements.
Due to proportionately high fixed costs (such as facility costs), if demand does not materialize at forecasted rates, we may not scale back manufacturing expenses or overhead costs quickly enough to correspond to lower demand, resulting in lower margins and adversely impacting our business, financial condition, and results of operations. If product demand decreases or if we fail to forecast demand accurately, we may experience mismatches between current product demand and manufactured product mix, adversely impacting results through higher costs from lower factory utilization and higher fixed costs per unit produced. Changes in product demand from customer forecasts may cause variability in supply costs if significant adjustments are needed to forecasted or committed procurement and supply plans. We may be required to recognize impairments on long-lived assets or excess inventory write-off charges, negatively impacting results of operations.
With the opening of the Mohawk Valley and Siler City facilities, we will continue to experience increased pressure on margins during periods when production begins up to the point our facilities reach full utilization. Initially, we expect this underutilization cost will be substantial as we ramp facilities. Additionally, large upfront investments in facilities to increase capacity do not guarantee we'll need the capacity, and we may experience lower than expected demand once facilities are in production, resulting in further margin pressures. Our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. Declining backlog levels could result in more variability and less predictability in quarter-to-quarter revenue and operating results.
Operational challenges in improving utilization at our key manufacturing facilities may impact margins and results of operations.
Our margins are negatively impacted by challenges in managing utilization in our facilities. Establishing and operating new manufacturing facilities or expanding existing facilities involves significant risks and challenges, some of which we have experienced and may experience in the future, including poor production process yields and quality control challenges; insufficient personnel with requisite expertise and experience to operate automated silicon carbide device fabrication and materials manufacturing facilities; and issues installing new equipment and ramping production. In addition, as we bring new or expanded facilities online, we incur underutilization costs, which reflect the cost of operating the facility during the period when production begins but before the facility is at full utilization and have a negative impact on our margins.
Failure to comply with applicable environmental laws and regulations could harm our business and results of operations.
The manufacturing, assembly, and testing of our products require the use of hazardous materials subject to environmental, health, and safety laws and regulations. Our failure to comply with applicable laws could result in regulatory penalties, fines, legal liabilities, forfeiture of tax benefits, suspension of production, alteration of our processes, and curtailment of operations or sales. Failure to manage the use, transportation, storage, or disposal of hazardous materials could subject us to significant costs or future liabilities.
Existing and future environmental laws and regulations could require us to acquire pollution abatement equipment, modify product designs, or incur other expenses. New materials we evaluate may be subject to regulations that restrict their use in our processes or products, harming our business by increasing expenses or requiring process alterations. New climate change laws and regulations could require us to change manufacturing processes or procure substitute materials that cost more or are more difficult to obtain. Various jurisdictions have implemented or could implement restrictions on emissions, water use, energy management, and waste management, which may increase expenses and adversely affect results.
Additionally, SEC rules under the Dodd-Frank Act impose annual disclosure and reporting requirements for companies using "conflict" minerals from the Democratic Republic of Congo and adjoining countries. We may face challenges with regulators, customers, and suppliers if unable to verify that metals used in our products are conflict-free.
Risks Related to Our Overall Business and Operations
Our ability to attract and retain qualified personnel in a competitive market is critical to our success.
Hiring and retaining qualified personnel is critical to our business, and competition for experienced employees in our industry is intense. As a global company, this issue extends beyond the United States to our other locations in Europe and Asia. There is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, including as a result of attrition beyond the intended 2025 Restructuring Plan or adverse impacts on our ability to recruit and hire qualified personnel in the future as a result of the Chapter 11 Cases, we may experience lower revenue or increased manufacturing costs, adversely affecting our business, financial condition, and results of operations. To help attract, motivate, and retain key employees, we use benefits such as stock-based compensation awards. If the value of such awards does not appreciate, as measured by our common stock price performance, or if our stock-based compensation otherwise ceases to be viewed as valuable, our ability to attract, retain, and motivate employees could be weakened, affecting our business, financial condition, and results of operations.
Cybersecurity threats, data breaches, and inadequate data protection controls could harm our business.
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information, and such attempts may increase in frequency and severity. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, malfeasance, or otherwise, resulting in unauthorized parties obtaining access to our systems. The risk of security breaches or disruptions, particularly through cyber-attacks, ransomware, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing employees to disclose confidential information. We actively seek to prevent, detect, and investigate unauthorized access, which sometimes occurs and is usually not recognized until after it has occurred. We might be unaware of such access or unable to determine its magnitude and effects. We are also at risk of security breaches and disruptions occurring at third parties we work with, including customers and suppliers. To date, we do not believe unauthorized access to these systems has caused material damage. These threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. Theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect our competitive position, result in loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy damage, divert management's attention and other resources, and reduce the value of our investment in research and development. The increased prevalence of employees working remotely may exacerbate these cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
Our disclosure controls and procedures address cybersecurity and include elements intended to ensure analysis of potential disclosure obligations arising from security breaches. We are subject to data privacy, protection, and security laws and regulations, including the European General Data Protection Regulation (GDPR) governing personal information of European persons. We maintain compliance programs to address potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with cybersecurity breaches. However, a breakdown in existing controls and procedures around our cybersecurity environment may prevent us from detecting, reporting, or responding to cyber incidents timely and could adversely affect the trading price of our common stock as well as our overall business, financial condition, results of operations.
Our ability to protect our intellectual property rights is subject to limitations.
Our intellectual property position is based in part on patents owned by us and patents licensed to us. We intend to continue filing patent applications where appropriate and pursuing such applications with U.S. and certain foreign patent authorities. Our existing patents are subject to expiration and re-examination, and we cannot be sure additional patents will be issued on new applications around covered technology or that existing or future patents won't be successfully contested by third parties. Because issuance of a valid patent doesn't prevent other companies from using alternative, non-infringing technology, we cannot be sure any of our patents, or patents licensed to us, will provide significant commercial protection, especially as new competitors enter the market.
We periodically discover products that are counterfeit reproductions of our products or otherwise infringe on our intellectual property rights. Actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others, potentially adversely affecting sales and our brand, resulting in customer preference shifts away from our products. Further, actions we take to establish and protect trademarks, patents, and other intellectual property rights could result in significant legal expense and divert efforts of technical personnel and management, even if litigation or other action results in determinations favorable to us.
We also rely on trade secrets and other non-patented proprietary information relating to product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure these efforts will be successful or that confidentiality agreements won't be breached. We cannot be sure we would have adequate remedies for any breach of such agreements or other misappropriation of trade secrets, or that our trade secrets and proprietary know-how won't otherwise become known or be independently discovered by others.
Vigorous protection and pursuit of intellectual property rights characterize our industry, resulting in significant and often protracted and expensive litigation. Litigation to determine validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert efforts of technical personnel and management, even if litigation results in determinations favorable to us. In the event of adverse results in such litigation, we could be required to pay substantial damages; indemnify customers; stop the manufacture, use, and sale of products found to be infringing; incur asset impairment charges; discontinue the use of processes found to be infringing; expend significant resources to develop non-infringing products or processes; or obtain licenses to use third-party technology.
There can be no assurance third parties will not attempt to assert infringement claims against us or our customers with respect to our products. Our customers may face infringement claims directed to their products that incorporate our products, and adverse results could impair customer demand for our products. We have promised certain customers we will indemnify them if they are sued by our competitors for infringement claims associated with products we supply. Under these indemnification obligations, we may be responsible for future payments to resolve infringement claims against them. From time to time, we receive correspondence asserting our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe such assertions may have merit, or in other appropriate circumstances, we may take steps to seek to obtain licenses or avoid litigation. We cannot predict whether licenses will be available; whether we would find terms of any license offered acceptable; or whether we would be able to develop alternative solutions. Failure to obtain necessary licenses or develop alternative solutions could cause us to incur substantial liabilities and costs and potentially force manufacturing of the affected products to be suspended.
Delays in consolidating enterprise resource planning ("ERP") systems may hinder operational efficiency.
We are increasingly dependent on information technology to enable effective operations and maintain financial accuracy and efficiency. Allocation and effective management of resources necessary to successfully implement, integrate, train personnel, and sustain our information technology platforms, including our ongoing implementation of a singular company-wide ERP system, will remain critical to reducing the risk of transaction errors, processing inefficiencies, business disruptions, or loss of or damage to intellectual property through security breaches. We face these same risks if we fail to allocate and effectively manage resources necessary to build, implement, upgrade, integrate, and sustain appropriate technology infrastructure over the longer term.
Risks relating to the use or application of emerging technologies, including AI, could result in harm.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our and our suppliers’ and customers' products and services may result in reputational and financial harm and legal liability. We and our suppliers and customers are increasingly building AI capabilities into products and internal processes. AI poses emerging ethical and regulatory issues and presents risks and challenges that could affect its adoption, and therefore our business. If we or our suppliers or customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm, or legal liability. Further, if models underlying AI we use are: incorrectly designed or implemented; trained on or reliant on incomplete, flawed, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or data providers haven't implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues, any of which may not be easily detectable, our performance and reputation, as well as our customers' reputations, could suffer or we could incur liability resulting from violation of laws or contracts to which we are a party or civil claims.

We use AI licensed from third parties, and our ability to continue using such third-party AI at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control availability or pricing of such third-party AI, especially in highly competitive environments, and we may be unable to negotiate favorable economic terms with applicable providers. If any such third-party AI becomes incompatible with our technology and programs or unavailable for use, or if providers of such models unfavorably change terms on which their AI are offered or terminate their relationship with us, our business may be harmed. Further, to the extent any third-party AI is used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause loss of confidence in us, or result in legal claims or proceedings, for which we may be unable to recover damages from affected providers.
While we restrict use of third-party and open-source AI tools, such as ChatGPT and Microsoft CoPilot, internal governance of adoption of these technologies can be challenging, and our employees, consultants, and partners may use these tools on an unauthorized basis, posing additional risks relating to data protection, including potential exposure of our proprietary confidential information to unauthorized recipients and misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, and failure to comply with open-source software requirements. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development, or other business activities, negatively impacting our business, financial condition, and results of operations. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring, and enforcement of appropriate policies and procedures governing use of AI tools and results of any such use, by us or our partners.
Moreover, the regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways affecting operation of our AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust as well as scope of practice laws, may be interpreted in ways that would limit our ability to use AI for our business, or require us to change the way we use AI in a manner that negatively affects our business and results of operations.
There are limitations on our ability to protect our intellectual property.
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
From time to time, we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we may take steps to seek to obtain a license or to avoid litigation. We cannot predict, however, whether a license will be available; that we would find the terms of any license offered acceptable; or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.
Litigation could adversely affect our operating results and financial conditions.
We are often involved in litigation, primarily patent litigation, and we and certain former executive officers and directors were named as defendants in multiple securities class action lawsuits regarding past public disclosures, each as discussed further in Note 5,

"Commitments and Contingencies," in our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could adversely affect our results of operations and financial condition.
Additionally, there is a risk of future litigation resulting from the Chapter 11 Cases. It is possible that certain parties will commence litigation with respect to the treatment of their claims and interests under the Plan. It is not possible to predict what, if any, future litigation the reorganized company may become involved in, nor the final resolution of such litigation.
Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could adversely affect our results of operations and financial condition.
Changes in regulatory and tax positions may affect our financial condition and results of operations.
Our future effective tax rates and ability to obtain tax credits may significantly affect our financial condition due to numerous factors, including: changes in or recapture of available tax credits, including eligibility for federal funding benefits; limitations on utilizing federal and state net operating loss ("NOL") carryforwards following ownership changes under Section 382 of the Internal Revenue Code (the "Code"); changes in tax laws or their interpretation; changes in valuation of deferred tax assets and liabilities; jurisdictional profit allocation; implementation of international tax rules, including the OECD's 15% minimum global tax; resolution of tax audits; adjustments upon tax return finalization; non-deductible expenses, including Chapter 11 charges; recognition of uncertain tax positions; variations in stock-based compensation deductions; and repatriation of foreign earnings.
In July 2025, the "One Big Beautiful Bill Act" (the "OBBBA") was enacted, making multiple changes to federal income tax laws that may affect our tax rates and liability. Various OBBBA provisions remain unclear pending administrative guidance, which could adversely affect our financial condition, cash flows, and results of operations. Any significant changes in our effective tax rates could impact net income for future periods. Additionally, determining our income tax provision requires complex estimations and judgments, and material differences between actual tax liability and provisions could significantly affect our net income or cash flows.
We have substantial NOL carryforwards that may be limited annually under Section 382 of the Code. An "ownership change" (generally defined as greater than 50-percentage-point cumulative changes in equity ownership of certain stockholders over a rolling three-year period) may limit our ability to utilize NOL carryforwards and other tax attributes to offset future taxable income. Such limitations could adversely affect our cash flows and overall financial condition.
Changes in government or industry policies, standards, or regulations relating to our products, or the products in which they are integrated, may impact demand. Efforts to change, eliminate, or reduce regulatory standards could negatively impact our business. Legislative actions, such as elimination of electric vehicle tax credits under the OBBBA, could reduce demand for our products. Our ability and our competitors' ability to meet evolving requirements could adversely impact competitive dynamics and our market position.
Employee attrition and loss of key personnel due to organizational changes may harm our operations.
The significant management time and effort required to address our Chapter 11 Cases and refocus on business operations, along with managing our new capital structure and its consequences, has diverted and may continue to divert attention from day-to-day operations, This diversion, combined with organizational uncertainty, may impair employee confidence and cause increased employee attrition beyond intended reductions, decreased morale, loss of institutional knowledge and expertise, and difficulty attracting, motivating, and retaining qualified management and key personnel, as employees may be more easily attracted to other employment opportunities. Loss of key personnel, particularly senior management and experienced engineers, could impair our ability to execute strategy and implement operational initiatives, adversely affecting our business, financial condition, and results of operations. The competitive market for qualified personnel, especially experienced engineers and technical staff, intensifies these challenges.
General Risk Factors
Our reincorporation from North Carolina to Delaware could expose us to additional risks.
Our reincorporation subjects us to Delaware corporate law, which differs from North Carolina law in ways affecting our and our stockholders' rights and obligations. The reincorporation could: subject us to different or more stringent governance and disclosure requirements; result in litigation or disputes with stockholders, creditors, regulators, or other parties; and divert resources and attention from core operations. We cannot assure that anticipated reincorporation benefits will be achieved, and if benefits do not meet investor or analyst expectations, our stock price may decline.

Our certificate of incorporation and bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for, or based on, a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to us or our stockholders including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents, or stockholders arising pursuant to any provision of the General Corporation Law of the State of Delaware (“DGCL”), our certificate of incorporation or bylaws, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, although there is uncertainty as to whether a court would enforce this provision; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our certificate of incorporation or bylaws precludes stockholders that assert claims solely under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring such a claim. We believe these provisions may benefit us by providing increased consistency in the application of the DGCL and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision contained in our certificate of incorporation or our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
Our stock price has experienced and may continue to experience volatility.
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $0.40 to a high of $16.21 during the twelve months ended September 28, 2025. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Moreover, changes in the public float or trading volume of our common stock may affect our stock price. For example, on September 29, 2025, we emerged from the Chapter 11 Cases. In connection with our emergence from Chapter 11 and pursuant to the Plan, the number of shares of common stock outstanding decreased significantly as part of the reorganization, which has impacted, and may in the future impact our stock price, and may result in additional stock price volatility.
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
In addition, competition or trends in some of the markets we address such as electric vehicles or the industrial and energy markets, the ramp up of our business, and the effect of tariffs on our business, may have a dramatic effect on our stock price.
Disruptions from extreme weather events and natural disasters could impair our operations.
A disruption or failure of our systems or operations in the event of a natural disaster or severe weather event, including, but not limited to, earthquakes, wildfires, droughts, flooding, tornadoes, hurricanes, or tsunamis, could cause delays in completing sales, continuing production, or performing other critical functions of our business, particularly if a catastrophic event were to occur at our primary manufacturing locations or our subcontractors' locations. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity. Any of these events could severely affect our business, financial condition, and results of operations. There may also be secondary impacts that are unforeseeable, such as impacts to our customers, which could cause delays in new orders, delays in completing sales, or even order cancellations. Production could be disrupted by unavailability of resources used in production such as water, silicon, electricity, and gases. Future environmental regulations could restrict supply or increase the cost of certain of those materials.

The impact of pandemic outbreaks on our operations and supply chain could disrupt our business.
We have significant manufacturing operations in the United States and contract manufacturing operations in Asia, which may be affected by outbreak of infectious diseases or other similar public health threats and measures to try to contain them. For example, during the COVID-19 pandemic, we experienced some limited disruptions in our supply chain and may experience similar disruptions in the future in the event of a pandemic. Restrictions on access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transportation, port closures, and increased border controls or closures in connection with future outbreaks of infectious diseases or similar public health events could limit our ability to meet customer demand, lead to increased costs, and have a material impact on our business, financial condition, and results of operations.
Changes in governmental policies and incentives could harm our business.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse impact on our business, financial condition, and results of operations.
Government incentives may include tax rebates, reduced tax rates, favorable lending policies, and other measures, some or all of which may be available to us due to our foreign operations. If we receive government incentives through federal funding opportunities or through state and local grants, restrictions and operational requirements associated with such grants could add complexity to operations and increase costs. Any of these incentives could be reduced or eliminated by government authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives provided for our operations could adversely affect our business, financial conditions, and results of operations. These same governments may also provide increased incentives to, or require production processes that favor, local companies, which could further negatively impact our business, financial condition, and results of operations.
Supply chain disruptions due to our global supply dependencies could harm our results.
We depend on a number of sole source and limited source suppliers for certain raw materials, components, services, and equipment used in manufacturing our products, including key materials and equipment used in critical stages of our manufacturing processes. Although alternative sources generally exist for these items, qualification of many of these alternative sources could take up to six months or longer. Where possible, we attempt to identify and qualify alternative sources for our sole and limited source suppliers. We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers, including take-or-pay arrangements and capacity reserve deposit agreements. Some of our sources can have variations in attributes and availability which can affect our ability to produce products in sufficient volume or quality. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. Additionally, general shortages in the marketplace of certain raw materials or key components may adversely impact our business. In the past, we have experienced decreases in our production yields when suppliers have varied from previously agreed upon specifications or made other modifications we didn't specify, which impacted our cost of revenue.
Additionally, inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase from unpredictable and unstable changes in economic conditions, including recession, inflation, or other changes, which may negatively affect key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting commercial demand for our products. If we were to lose key suppliers, if our key suppliers were unable to support our demand for any reason, or if we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.
We rely on arrangements with independent shipping companies for delivery of our products from vendors and to customers both in the United States and abroad. Failure or inability of these shipping companies to deliver products or unavailability of shipping or port services, even temporarily, could adversely affect our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs, oil costs, and added security.
In our fabrication process, we consume a number of precious metals and other commodities, which are subject to high price volatility and potential impacts of increased inflation. Our operating margins could be significantly affected if we are not able to pass along price increases or surcharges to our customers. In addition, production could be disrupted by unavailability of resources used in production such as water, silicon, electricity, and gases. Future environmental regulations could restrict supply or increase the cost of certain of those materials.
Reliance on local utilities and infrastructure at our manufacturing facilities creates operational vulnerabilities.

Our manufacturing operations depend on reliable access to local utilities and infrastructure, including electricity, water, natural gas, and telecommunications services. Any disruption, failure, or inadequacy of these utilities or infrastructure could significantly impair our ability to manufacture products and meet customer commitments. We have entered into long-term electricity supply agreements that require us to meet certain volume and spend requirements. Failure to meet these requirements or disruptions in electricity supply could result in additional costs or production interruptions. Additionally, disruptions in, or inadequate infrastructure of, countries where we operate, including transportation networks, could affect our ability to receive raw materials and ship finished products, adversely affecting our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
On June 30, 2025, we filed the Chapter 11 Cases, which constituted an event of default that accelerated our obligations under the Convertible Notes, the Existing Senior Secured Notes and the unsecured Customer Refundable Deposit Agreement (the "CRD Agreement"), dated as of July 5, 2023, with Renesas (collectively, the “Debt Instruments”). The Debt Instruments provided that, as a result of the Chapter 11 Cases, the principal and interest due thereunder were immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments, however, were automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments were subject to the applicable provisions of the Bankruptcy Code. See "Recent Events" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report for additional discussion of the treatment of the Convertible Notes, the Existing Senior Secured Notes and the CRD Agreement following our emergence from the Chapter 11 Cases.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans

During the fiscal quarter ended September 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Bylaws
As previously reported, at the Conversion Effective Time, the Company effected a conversion from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted new bylaws. The bylaws establish advance notice procedures with respect to the nomination of candidates for election as directors, other than nominations made by or at the direction of the board of directors or a committee of the board of directors. The foregoing description of the bylaws is a qualified in by reference to the full text of the bylaws, which are filed as Exhibit 3.2 to this Quarterly Report and incorporated herein by reference.

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and its Debtor Affiliate		8-K	2.2	9/10/2025
3.1	Certificate of Incorporation of Wolfspeed, Inc.		8-A	3.1	9/26/2025
3.2	Bylaws of Wolfspeed, Inc.		8-A	3.2	9/26/2025
4.1^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.1	9/30/2025
4.2	Form of Senior Secured Note due 2030 (included as Exhibit A to Exhibit 4.1)		8-K	4.2	9/30/2025
4.3^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time, and U.S. Bank Trust Company, National Association		8-K	4.3	9/30/2025
4.4	Form of 7.0%/12.00% Second Lien Senior Secured PIK Toggle Notes due 2031 (included as Exhibit A to Exhibit 4.3).		8-K	4.4	9/30/2025
4.5^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.5	9/30/2025
4.6	Form of 2.5% Convertible Second Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.5).		8-K	4.6	9/30/2025
4.7^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors part thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.7	9/30/2025
4.8	Form of 2.5% Convertible Second Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.7).		8-K	4.8	9/30/2025
10.1	Warrant, dated September 29, 2025, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	10.1	9/30/2025
10.2	Investor Rights and Disposition Agreement, dated September 29, 2025, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	10.2	9/30/2025
10.3	Registration Rights Agreement, dated September 29, 2025, by and between Wolfspeed, Inc. and the holders party thereto		8-K	10.3	9/30/2025
10.4*	2025 Long-Term Incentive Compensation Plan		8-K	10.4	9/30/2025
10.5*	2025 Management Incentive Compensation Plan		8-K	10.5	9/30/2025
10.6*	Form of Wolfspeed, Inc. Indemnification Agreement	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 formatted in Inline XBRL (included in Exhibit 101)	X
*Management contract or compensatory plan or arrangement.
^Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The registrant undertakes to furnish a copy of all omitted schedules and similar attachments to the SEC upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

November 7, 2025

/s/ Gregor van Issum
Gregor van Issum
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)