Form 10-Q
period 2025-12-28
WOLFSPEED, INC.
filed 2026-02-06
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025
or
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
Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of January 31, 2026, was 45,088,678.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended December 28, 2025

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Consolidated Balance Sheets as of December 28, 2025 and June 29, 2025	4
Consolidated Statements of Operations for the periods of September 29, 2025, September 30, 2025 to December 28, 2025 and the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to December 28, 2025 and three and six months ended December 29, 2024	5
Consolidated Statements of Comprehensive Loss for the periods of September 29, 2025, September 30, 2025 to December 28, 2025 and the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to December 28, 2025 and three and six months ended December 29, 2024	7
Consolidated Statements of Stockholders' Equity for the periods of September 29, 2025, September 30, 2025 to December 28, 2025 and the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to December 28, 2025 and three and six months ended December 29, 2024	8
Consolidated Statements of Cash Flows for the period from June 30, 2025 to September 29, 2025, September 30, 2025 to December 28, 2025 and the six months ended December 29, 2024	10
Notes to Unaudited Consolidated Financial Statements	12

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Successor as of	Predecessor as of
(in millions of U.S. Dollars, except share data in thousands)	December 28, 2025	June 29, 2025
Assets
Current assets:
Cash and cash equivalents	$1,028.8	$467.2
Short-term investments	263.5	488.2
Total cash, cash equivalents and short-term investments	1,292.3	955.4
Accounts receivable, net	108.3	178.8
Inventories, net	320.1	435.4
Prepaid expenses	52.3	97.2
Investment tax credit receivable	72.5	653.4
Other current assets	87.1	222.0
Total current assets	1,932.6	2,542.2
Property and equipment, net	770.3	3,916.5
Intangible assets, net	426.8	23.8
Long-term investment tax credit receivable	109.5	105.0
Other assets	205.9	266.9
Total assets	$3,445.1	$6,854.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$160.4	$280.2
Contract liabilities and distributor-related reserves	76.6	50.0
Income taxes payable	0.8	0.8
Finance lease liabilities	0.5	0.5
Current maturity on long-term borrowings	—	6,538.0
Other current liabilities	58.8	220.5
Total current liabilities	297.1	7,090.0
Long-term liabilities:
Long-term debt	1,430.2	—
Convertible notes, net	533.5	—
Finance lease liabilities - long-term	1.8	8.4
Other long-term liabilities	218.4	203.1
Forward equity contract	302.5	—
Long-term warrant	34.2	—
Total liabilities	2,817.7	7,301.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.00125 and $0.01; 100,000 and 3,000 shares authorized at December 28, 2025 and June 29, 2025, respectively; none issued and outstanding	—	—
Common stock, par value $0.00125; 350,000 and 400,000 shares authorized at December 28, 2025 and June 29, 2025, respectively; 27,365 and 155,643 shares issued and outstanding at December 28, 2025 and June 29, 2025, respectively	—	0.2
Additional paid-in-capital	777.6	4,094.1
Accumulated other comprehensive income (loss)	0.4	(3.8)
Accumulated deficit	(150.6)	(4,537.6)
Total stockholders' equity	627.4	(447.1)
Total liabilities and stockholders’ equity	$3,445.1	$6,854.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from September 30, 2025		Three months ended
(in millions of U.S. Dollars, except share data)	to December 28, 2025	September 29, 2025	December 29, 2024
Revenue, net	$168.5	$—	$180.5
Cost of revenue, net	246.8	—	217.7
Gross (loss) profit	(78.3)	—	(37.2)
Operating expenses:
Research and development	24.9	—	44.4
Sales, general and administrative	29.4	—	51.1
Factory start-up costs	—	—	22.8
Gain on disposal of property and equipment	(2.4)	—	(0.8)
Restructuring and other expenses	28.2	—	168.3
Total operating expense	80.1	—	285.8
Operating loss	(158.4)	—	(323.0)
Reorganization items, net	—	(1,067.3)	—
Interest expense, net	58.0	—	80.5
Non-operating income, net	(67.0)	—	(31.2)
(Loss) income before income taxes	(149.4)	1,067.3	(372.3)
Income tax expense (benefit)	1.2	3.5	(0.1)
Net (loss) income	($150.6)	$1,063.8	($372.2)

Basic (loss) earnings per share
Net (loss) income	($5.78)	$6.81	($2.88)

Diluted (loss) earnings per share
Net (loss) income	($5.78)	$5.63	($2.88)

Weighted average shares (in thousands)
Basic	26,057	156,185	129,018
Diluted	26,057	188,962	129,018

The accompanying notes are an integral part of the consolidated financial statements
WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from September 30, 2025	Period from June 30, 2025	Six months ended
(in millions of U.S. Dollars, except share data)	to December 28, 2025	to September 29, 2025	December 29, 2024
Revenue, net	$168.5	$196.8	$375.2
Cost of revenue, net	246.8	273.9	448.6
Gross (loss) profit	(78.3)	(77.1)	(73.4)
Operating expenses:
Research and development	24.9	31.7	95.3
Sales, general and administrative	29.4	37.9	113.3
Factory start-up costs	—	—	42.5
Gain on disposal of property and equipment	(2.4)	(5.7)	(0.8)
Restructuring and other expenses	28.2	20.4	229.4
Total operating expense	80.1	84.3	479.7
Operating loss	(158.4)	(161.4)	(553.1)
Reorganization items, net	—	(563.4)	—
Interest expense, net	58.0	0.7	145.0
Non-operating income, net	(67.0)	(22.4)	(44.0)
(Loss) income before income taxes	(149.4)	423.7	(654.1)
Income tax expense (benefit)	1.2	3.5	0.3
Net (loss) income	($150.6)	$420.2	($654.4)

Basic (loss) earnings per share
Net (loss) income	($5.78)	$2.69	($5.12)

Diluted (loss) earnings per share
Net (loss) income	($5.78)	$2.22	($5.12)

Weighted average shares (in thousands)
Basic	26,057	156,185	127,876
Diluted	26,057	189,052	127,876
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor	Predecessor
	Period from September 30, 2025	September 29, 2025	Three months ended
(in millions of U.S. Dollars)	to December 28, 2025		December 29, 2024
Net (loss) income	($150.6)	$1,063.8	($372.2)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	0.4	—	(1.4)
Comprehensive (loss) income	(150.2)	1,063.8	(373.6)

	Successor	Predecessor
	Period from September 30, 2025	Period from June 30, 2025	Six months ended
(in millions of U.S. Dollars)	to December 28, 2025	to September 29, 2025	December 29, 2024
Net (loss) income	($150.6)	$420.2	($654.4)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	0.4	0.8	5.9
Comprehensive (loss) income	(150.2)	421.0	(648.5)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Predecessor	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 29, 2025 (Predecessor)	155,643	$0.2	$4,094.1	($4,537.6)	($3.8)	($447.1)
Net loss	—	—	—	(643.6)	—	(643.6)
Net unrealized gain on available-for-sale securities	—	—	—	—	0.8	0.8
Tax withholding on vested equity awards	(382)	—	(0.6)	—	—	(0.6)
Stock-based compensation	1,218	—	10.1	—	—	10.1
Balance at September 28, 2025 (Predecessor)	156,479	$0.2	$4,103.6	($5,181.2)	($3.0)	($1,080.4)
Net income	—	$—	$—	$1,063.8	$—	$1,063.8
Stock-based compensation	—	$—	$61.5	$—	$—	$61.5
Cancellation of Predecessor equity	(156,479)	($0.2)	($4,165.1)	$4,117.4	$3.0	($44.9)
Issuance of Successor equity	25,841	$—	$569.1	$—	$—	$569.1
Substantial premium on 2L Convertible Notes	—	$—	$168.8	$—	$—	$168.8
Contingent Shares (Unissued)	—	$—	$19.2	$—	$—	$19.2
Balance at September 29, 2025 (Predecessor)	25,841	$—	$757.1	$—	$—	$757.1

Balance at September 30, 2025 (Successor)	25,841	$—	$757.1	$—	$—	$757.1
Net loss	—	—	—	(150.6)	—	(150.6)
Net unrealized gain on available-for-sale securities	—	—	—	—	0.4	0.4
Conversion of Convertible Notes	1,524	—	18.1	—	—	18.1
Stock-based compensation	—	—	2.4	—	—	2.4
Balance at December 28, 2025 (Successor)	27,365	$—	$777.6	($150.6)	$0.4	$627.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Predecessor:	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 30, 2024 (Predecessor)	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
Net loss	—	—	—	(282.2)	—	(282.2)
Net unrealized gain on available-for-sale securities	—	—	—	—	7.3	7.3
Tax withholding on vested equity awards	—	—	(3.6)	—	—	(3.6)
Stock-based compensation	479	—	25.3	—	—	25.3
Balance at September 29, 2024 (Predecessor)	126,888	$0.2	$3,843.6	($3,210.6)	($4.3)	$628.9
Net loss	—	—	—	(372.2)	—	(372.2)
Net unrealized loss on available-for-sale securities	—	—	—	—	(1.4)	(1.4)
Tax withholding on vested equity awards	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	99	—	19.7	—	—	19.7
Exercise of stock options and issuance of shares under employee stock purchase plan	773	—	8.8	—	—	8.8
Issuance of shares under the at-the-market offering program, net of issuance costs	10,919	—	88.9	—	—	88.9
Balance at December 29, 2024 (Predecessor)	138,679	$0.2	$3,960.9	($3,582.8)	($5.7)	$372.6
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
(in millions of U.S. Dollars)
Operating activities:
Net (loss) income	($150.6)	$420.2	($654.4)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Non-cash reorganization items	—	(625.6)	—
Depreciation and amortization	37.4	69.3	137.8
Gain on sale of property	(2.4)	(5.7)	(0.8)
Gain on RTP Fab Transfer	—	(25.4)	—
Amortization and write-off of deferred financing costs	5.5	—	20.0
Stock-based compensation	7.6	13.6	43.9
Loss (gain) on equity investment	—	10.9	(15.7)
Inventory write-off	22.8	29.0	—
Loss on disposal or impairment of property and equipment	1.1	0.2	127.2
Amortization of premium on investments, net	(0.5)	(1.2)	(6.2)
Change in fair value of liability classified derivative contracts	(59.1)	—	—
Paid-in-kind interest on long-term debt	10.8	—	5.9
Deferred income taxes	1.0	1.0	—
Changes in operating assets and liabilities:
Accounts receivable, net	47.3	23.2	(6.5)
Inventories	44.2	0.7	(35.3)
Prepaid expenses and other assets	26.0	42.2	5.4
Accounts payable	(34.1)	28.2	(3.0)
Accrued salaries and wages and other liabilities	(3.6)	(25.8)	74.8
Contract liabilities and distributor-related reserves	4.0	22.8	(20.2)
Cash used in operating activities	(42.6)	(22.4)	(327.1)
Investing activities:
Purchases of property and equipment	(30.0)	(104.0)	(838.8)
Purchases of patent and licensing rights	(0.6)	(1.4)	(2.4)
Proceeds from sale of property and equipment	26.1	13.9	1.0
Proceeds from sale of MACOM Shares	—	92.7	—
Purchases of short-term investments	(17.8)	(83.4)	(172.4)
Proceeds from maturities of short-term investments	109.6	151.8	515.4
Proceeds from sale of short-term investments	—	67.2	32.0
Reimbursement of capital expenditures from incentives and investment credits	700.3	0.1	42.0
Cash provided by (used in) investing activities	787.6	136.9	(423.2)
Financing activities:
Proceeds from Existing Senior Secured Notes	—	—	240.0
Proceeds from issuance of 2L Convertible Notes through the rights offering	—	275.0	—
Payment of Existing Senior Secured Notes (principal and pre-petition accrued interest)	—	(308.5)	—
Payments of deferred financing costs	(4.5)	(3.5)	(26.1)
Payment of Contingent Cash	—	(10.0)	—
Proceeds from issuance of Old Common Stock	—	—	100.0
Adequate protection payments on Existing Senior Secured Notes	—	(38.4)	—
Tax withholding on vested equity awards	—	(0.6)	(3.7)
Payments on long-term debt borrowings, including finance lease obligations	(192.5)	—	(0.2)
Incentive-related escrow refunds	—	—	10.0
Payment of Existing Senior Secured Notes commitment fees	—	(15.5)	—
Payment of unused capacity fee on pre-emergence debt	—	—	(1.5)
Cash (used in) provided by financing activities	(197.0)	(101.5)	318.5
Effects of foreign exchange changes on cash and cash equivalents	(0.2)	0.8	(0.1)
Net change in cash, cash equivalents and restricted cash	547.8	13.8	(431.9)

Cash, cash equivalents and restricted cash, beginning of period	481.0	467.2	1,045.9
Cash, cash equivalents and restricted cash, end of period	$1,028.8	$481.0	$614.0
Supplemental cash flow information
Non-cash investing and financing activities
Accrued property and equipment	($3.4)	($82.4)	($111.4)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Wolfspeed, Inc. (the "Company") is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. The Company’s product families include silicon carbide materials and power devices targeted for various applications in the Automotive domains including electric vehicles and fast charging, as well as existing and emerging applications in the Industrial & Energy domain such as AI and datacenters, grid modernization and renewable energy and storage.
As further discussed below, upon the Company’s emergence from the Chapter 11 Cases (as defined below) on the first day of the second quarter of fiscal 2026 (the "Effective Date"), the Company adopted fresh start accounting, which resulted in a new basis of accounting, and the Company becoming a new entity for financial reporting purposes. References to “Successor” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of the Company on or before the Effective Date. Due to the Company's emergence on the Effective Date, the Predecessor period of September 29, 2025 reflects only the effects of emerging from bankruptcy and the application of fresh start accounting while the Successor period from September 30, 2025 to December 28, 2025 presents all other operating activities for the second fiscal quarter of fiscal 2026.
Due to the lack of comparability with historical consolidated financial statements, the Company’s unaudited consolidated financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor Periods to emphasize the lack of comparability between amounts presented after the Effective Date and amounts presented for all prior periods.
The Successor’s financial results for future periods following the adoption of fresh start accounting will be different from historical trends and the differences may be material. Refer to Note 3 “Fresh Start Accounting” for additional information. All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, no assurances can be provided that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, stockholders' equity and cash flows at December 28, 2025, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 29, 2025 has been derived from the audited financial statements as of that date.
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year's presentation, which include the moving of amounts related to "Long-term receivables" and "Deferred tax assets" to "Other assets," "Deferred tax liabilities" to "Other long-term liabilities," impairments previously presented in "Loss/gain on disposal or impairment," and "Amortization of acquired intangibles" to "Restructuring and other expenses," and to separate "Interest expense, net of capitalized interest" out of "Non-operating income, net." These reclassifications had no effect on previously reported net loss or stockholders’ equity.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025 (the "2025 Form 10-K"). The results of operations for the period from June 30, 2025 to September 29, 2025 and from September 30, 2025 to December 28, 2025, are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2026 ("fiscal 2026").
Summary of Significant Accounting Policies
Except as noted below, the accounting policies for the Successor remained the same as those of the Predecessor. There were no other material changes to the Company's significant accounting policies during the Predecessor and Successor periods of fiscal 2026, compared to the significant accounting policies described in the Company's fiscal 2025 Form 10-K.

Factory Start-Up Costs
Prior to the Effective Date, the Company reported factory start-up costs within operating expenses until a facility was substantially complete and ready for revenue generating production. With the adoption of fresh start accounting, the Company changed its accounting policy to classify factory start-up costs within cost of revenue. This policy change has no impact on operating loss.
Stock-based Compensation
Prior to the Effective Date, forfeitures of stock-based compensation awards were estimated and assumptions were adjusted periodically as new information became available. With the adoption of fresh start accounting, the Company also made an accounting policy election to account for forfeitures when they occur. The impact of the change is not expected to be material.
Recognition of Intangible Assets
As further described below, on the Effective Date, the Company adopted fresh start accounting in accordance with Accounting Standards Codification ("ASC") Topic 852: Reorganizations ("ASC 852"), resulting in a new reporting entity. All assets and liabilities were measured at fair value in accordance with ASC 805. As part of this process, the Company recognized identifiable intangible assets representing customer relationships, developed technology, and trade names. Identified intangible assets were measured at their estimated fair values using income‑based valuation techniques, including the multi‑period excess earnings method for customer relationships and the relief‑from‑royalty method for trade names and developed technology. Customer relationship, developed technology, and trade names are amortized over their useful lives, which generally range from 5 to 11 years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from 0.5 to 23 years. Amortization expense for customer relationships and trade names is presented within "Restructuring and Other Expenses" on the Consolidated Statements of Operations. Amortization expense for developed technology and patents is recorded within "Cost of Revenues, net" on the Consolidated Statements of Operations.
Refer to Note 3, "Fresh Start Accounting" and Note 10, "Intangibles" for additional information on the recognized identifiable intangible assets described above.
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
The filings in the Chapter 11 Cases, including the Plan and the Disclosure Statement filed on June 30, 2025, were intended to facilitate a comprehensive balance sheet restructuring pursuant to a Restructuring Support Agreement (the “Restructuring Support Agreement”) executed on June 22, 2025, with key stakeholders, including (i) holders of more than 97% of the Company’s Senior Secured Notes due 2030 (the "Existing Senior Secured Notes"), (ii) holders of more than 67% of the Company’s outstanding 1.75% Convertible Senior Notes due 2026, 0.25% Convertible Senior Notes due 2028, and 1.875% Convertible Senior Notes due 2029 (collectively, the “Convertible Notes”), and (iii) Renesas Electronics America Inc. (“Renesas”).
On September 8, 2025, the Court entered the Order (I) Approving the Disclosure Statement, (II) Confirming Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (III) Approving Entry into the Backstop Agreement (Docket No. 285) (the “Confirmation Order”), which, among other things, confirmed the Plan.
On September 29, 2025 (the "Effective Date"), the Company emerged from Chapter 11 Cases as all the material conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and after the Effective Date the Company was no longer a debtor-in-possession. Refer to Note 2, “Emergence from Voluntary Reorganization under Chapter 11” for additional information.
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
Debtor-In-Possession
During the period between the Petition Date through the Effective Date, the Company has applied ASC 852 in preparing the unaudited consolidated financial statements and was a debtor-in-possession.
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
Financial Statement Classification of Liabilities Subject to Compromise
During the Chapter 11 Cases, certain amounts were classified as liabilities subject to compromise, which represented liabilities that were unsecured, undersecured or had a chance of not being settled in full by the Bankruptcy Court. These amounts represented the Debtors’ then-current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases. Differences between liabilities estimated and claims filed were investigated and resolved in connection with the claims resolution process. The Company evaluated and adjusted the amount and classification of its pre-petition liabilities through the Effective Date, as applicable.
Automatic Stay
Subject to specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court as summarized above, substantially all of the Debtors' pre-petition liabilities were subject to settlement under the Bankruptcy Code. Since the Effective Date, the automatic stay was lifted and previously stayed actions against the Debtors may continue with respect to the Debtors to the extent such claims were not released under the Plan.
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

Reorganization Items, Net
ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including professional fees, valuation adjustments to allowed claims, gains on liabilities subject to compromise, and fair value adjustments related to the adoptions of fresh start accounting were recorded as "Reorganization items, net", within the Company's accompanying unaudited consolidated statement of operations for the period of September 29, 2025 and the period from June 30, 2025 to September 29, 2025. Refer to Note 2, "Emergence from Voluntary Reorganization under Chapter 11," and Note 3, "Fresh Start Accounting" for additional information.
Allowed Claims
Refer to Note 2, "Emergence from Voluntary Reorganization under Chapter 11" for additional information on the treatment and resolution of allowed claims subject to the Chapter 11 Cases.
There were no other material changes to the Company's significant accounting policies compared to the significant accounting policies described in the Company's fiscal 2025 Form 10-K.
Liquidity
As described above and in Note 2, "Emergence from Voluntary Reorganization under Chapter 11'", as of the Effective Date, the Company emerged from the Chapter 11 Cases and continues to operate as a viable going concern. The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities in the normal course of business for twelve months following the date of this filing. Upon emergence from the Chapter 11 Cases, the Company significantly improved its liquidity position through a comprehensive restructuring of its capital structure. As part of the Plan, the Company issued the new debt and equity described in Note 2, "Emergence from Voluntary Reorganization under Chapter 11'", which resulted in a reduction of the total debt by approximately 70% compared to the pre-emergence levels and the Company had $1.3 billion of cash, cash equivalents and short term investments as of December 28, 2025.
The Successor has assessed the impact of the current softening demand for its products and the competitive industry we serve in on the Company's liquidity requirements over the next 12 months. To support this assessment, the Successor has analyzed the following factors: (1) its current financial condition, including available liquidity sources; (2) both conditional and unconditional obligations that are due or anticipated; (3) the funds necessary to sustain operations in light of its current financial condition, obligations, and expected cash flows; and (4) any other conditions or events that may adversely impact the Successor’s ability to meet its obligations for at least one year after the issuance date of the financial statements. Based on such evaluation, the Successor has concluded that it is probable the Successor will have sufficient liquidity to meet its future cash needs with cash, cash equivalents and short-term investments and cash flows from operations for at least one year after the issuance date of the financial statements as the restructuring of its debt significantly reduced the amount of outstanding debt and ongoing interest payments.
Segment Information
The Company has one reportable segment representing the entity as a whole, aligning with the Company's organizational structure and with the way the Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.
The CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. The CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate whether and how to reinvest profits into the entity’s operations, stockholder return, acquisitions or otherwise. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are "Restructuring and other expenses", "Interest expense, net of capitalized interest", "Non-operating income, net" and "income tax (benefit) expense". These income and expense items are included on the Consolidated Statements of Operations and in the Company's notes to the Consolidated Financial Statements. The CODM reviews segment assets at the same level or category as presented on the Consolidated Balance Sheet.

Financial Statement Details
Inventories

	Successor	Predecessor
(in millions of U.S. Dollars)	December 28, 2025	June 29, 2025
Raw material	$128.6	$144.5
Work-in-progress	187.7	284.6
Finished goods	3.8	6.3
Inventories, net	$320.1	$435.4
Cost of Revenues, net included inventory write-offs of approximately $29.0 million, for the period from June 30, 2025 to September 28, 2025, $0 million for the period of September 29, 2025, and $22.8 million for the period from September 30, 2025 to December 28, 2025. The write-offs reflect an increase in specific reserves related to obsolete, customer-specific inventory the Company no longer intends to use.
Other Current Assets

	Successor	Predecessor
(in millions of U.S. Dollars)	December 28, 2025	June 29, 2025
Reimbursement receivable on long-term incentive agreement	$33.2	$33.1
Assets held for sale(1)	1.9	24.4
MACOM Shares(2)	—	102.0
Inventory related to the RF Master Supply Agreement	—	15.8
VAT receivables	0.6	9.1
Insurance deposit	1.3	7.4
Accrued interest receivable	3.3	5.4
Receivable on RF Master Supply Agreement	—	5.3
Short-term deposit on long-term incentive agreement	0.5	0.8
Short-term spares	28.7	—
Other	17.6	18.7
Other current assets	$87.1	$222.0
(1): During the third quarter of fiscal 2025, the Company determined three facilities and equipment met the held-for-sale criteria under ASC Topic 360, "Property, Plant and Equipment," ("ASC 360") of which two were sold during the fourth quarter of fiscal 2025 and one was sold during the second quarter of fiscal 2026. The assets included in each of the disposal groups were measured at the lower of their carrying value or fair value less costs to sell. The remaining balance is equipment that meets the held-for-sale criteria under ASC 360.

(2): Refer to Note 4, "Discontinued Operations," and Note 9, "Fair Value of Financial Instruments," to the consolidated financial statements included herein for additional information.
Investment Tax Credit Receivable
The Company is generally eligible for the Advanced Manufacturing Investment Credit ("AMIC"). The AMIC is a refundable federal tax credit provided under Section 48D of the Internal Revenue Code of 1986, as amended (the "Code"), which was enacted by the CHIPS Act. During fiscal 2026, the Company received $698.6 million in cash tax refunds related to fiscal 2025. Of the $698.6 million received in fiscal 2026, the Company has recorded a deferred AMIC liability of $44.6 million related to the AMIC attributable to certain tax method changes yet to be approved by the Internal Revenue Service ("IRS"). In fiscal 2025, the Company received $189.1 million in cash tax refunds related to its fiscal 2023 and fiscal 2024 federal tax filings, inclusive of $2.6 million of interest income. As of December 28, 2025, the Company has recorded a short-term and long-term receivable of $72.5 million and $109.5 million, respectively. The One Big Beautiful Bill Act ("OBBBA") resulted in a $50.7 million increase to the long-term receivable in the first quarter of fiscal 2026, attributable to the increase of the credit to 35% on qualifying assets placed-in-service after December 31, 2025.

Other Assets

	Successor	Predecessor
(in millions of U.S. Dollars)	December 28, 2025	June 29, 2025
Right-of-use assets	$97.5	$123.1
Long-term advances to suppliers	71.0	69.8
Long-term deposits	6.9	24.3
Cloud computing assets, net	24.3	10.4
Other	6.2	39.3
Other assets	$205.9	$266.9
Accounts Payable and Accrued Expenses

	Successor	Predecessor
(in millions of U.S. Dollars)	December 28, 2025	June 29, 2025
Accounts payable, trade	$33.5	$30.6
Accrued property and equipment	38.9	124.7
Accrued salaries and wages	50.4	79.2
Accrued expenses	37.6	45.7
Accounts payable and accrued expenses	$160.4	$280.2
Other Current Liabilities

	Successor	Predecessor
(in millions of U.S. Dollars)	December 28, 2025	June 29, 2025
Accrued interest	$3.3	$90.7
RF supply agreement liabilities(1)	13.2	76.9
Other	42.3	52.9
Other current liabilities	$58.8	$220.5
(1): Refer to Note 4, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
Other Long-term Liabilities

	Successor	Predecessor
(in millions of U.S. Dollars)	December 28, 2025	June 29, 2025
Long-term lease liabilities	$100.1	$139.5
Long-term RF supply agreement liabilities(1)	53.4	44.5
Deferred AMIC	44.6	—
Long-term customer deposits	15.6	15.6
Other	4.7	3.5
Other long-term liabilities	$218.4	$203.1
(1): Refer to Note 4, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
Gain on Sale of Disposal of Property and Equipment
During the period from June 30, 2025 to September 29, 2025 the Company recognized a gain of $5.7 million primarily from certain equipment sales to customers for equipment that the Company no longer intended to use. During the period from September 30, 2025 to December 28, 2025, the Company recognized a gain of $2.4 million, related to the sale of one building, which included the building improvements and land of a 254,000 square foot idle property located in Durham, North Carolina and certain equipment sales to customers for equipment that the Company no longer intended to use, respectively.

Restructuring and Other Expenses

	Successor	Predecessor
	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended
(in millions of U.S. Dollars)			December 29, 2024
Restructuring and other exit costs	9.6	$—	$156.7
Executive severance costs	—		1.4
Project, transformation and transaction costs	14.1	—	7.8
Amortization or impairment of fresh start accounting and acquisition-related intangibles	4.0	—	0.3
Other	0.5	—	2.1
Restructuring and other expenses	$28.2	$—	$168.3

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Restructuring and other exit costs	9.6	$3.7	$209.5
Executive severance costs	—	—	1.4
Project, transformation and transaction costs	14.1	13.8	13.8
Amortization or impairment of fresh start accounting and acquisition-related intangibles	4.0	—	0.6
Other	0.5	2.9	4.1
Restructuring and other expenses	$28.2	$20.4	$229.4
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $0.4 million and $3.8 million of net unrealized losses on available-for-sale securities as of December 28, 2025 and June 29, 2025, respectively. Amounts for June 29, 2025 include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Non-Operating Income, net

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Changes in fair value of liability classified derivative contracts	(59.1)	—	—
Interest income	(9.6)	—	(17.0)
Realized gain on MACOM Shares	—	—	(15.7)
Other, net	1.7	—	1.5
Non-operating income, net	($67.0)	$—	($31.2)

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Changes in fair value of liability classified derivative contracts	(59.1)	—	—
Interest income	(9.6)	(8.9)	(39.2)
Loss (gain) on Wafer Supply Agreement	—	—	9.2
Gain on RTP Fab Transfer	—	(25.4)	—
Realized loss (gain) on MACOM Shares	—	10.9	(15.7)
Other, net	1.7	1.0	1.7
Non-operating income, net	($67.0)	($22.4)	($44.0)
Statements of Cash Flows - Supplemental Non-Cash Activities

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Decrease in property, plant and equipment from investment tax credit receivables	$0.8	$76.8	$223.3
Lease asset and liability additions	0.8	19.1	25.0
Lease asset and liability modifications, net	(0.2)	(0.2)	2.6
Lease termination	(5.0)	(0.1)	—
(Decrease) increase in accrued property, plant and equipment	(3.4)	(82.4)	(111.4)
Commitment fee payable for 2030 Senior Notes	—	—	29.3
Fees payable in connection with at-the-market program	—	—	2.4
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. The Company early adopted ASU 2025-07 on September 29, 2025, on a prospective basis, which includes the scope exception for derivatives, and the adoption did not have a material impact on our financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures, which requires disaggregated information about an entity's income tax rate reconciliation as well as information regarding cash taxes paid both in the United States and foreign jurisdictions. The amendments should be applied prospectively, with retrospective application permitted. The amendments are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The new standard will require additional disaggregation of certain information in the Company's tax footnote and the Company intends to adopt on a prospective basis beginning in the Annual Report on Form 10-K for the period ending June 28, 2026.
Accounting Pronouncements Pending Adoption
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
Note 2 - Emergence from Voluntary Reorganization under Chapter 11
On the Petition Date, the Debtors commenced the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. On that date, the Debtors also filed the Plan with the Bankruptcy Court, and on September 8, 2025, the Bankruptcy Court entered the Confirmation Order. On the Effective Date, the Debtors emerged from the Chapter 11 Cases in accordance with the Plan.
Definitions
•Convertible Notes Claim - any Claim on account of the Convertible Notes or otherwise arising under indentures governing such notes, including accrued but unpaid interest thereon through the Petition Date.
•CRD Agreement Deposits - the term loans in an aggregate amount of $2.1 billion (including accrued and unpaid interest as of the Petition Date) made by Renesas to the Company under that certain Unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, as amended to date, by and between Wolfspeed and Renesas.
•Professional Fee Escrow Account - an escrow account established and funded to pay for all Bankruptcy Court approved professional fees and expenses due from the Company.
•Regulatory Approvals - As set forth in the Plan, "Regulatory Approvals" means (a) Committee on Foreign Investment in the United States ("CFIUS") approval; (b) clearance or approval under antitrust laws in (i) the United States, (ii) Austria, (iii) Germany, (iv) Japan, and (v) European Commission (as applicable); (c) clearance or approval under Italy Foreign Investment Laws; (d) regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions (for the avoidance of doubt, in relation to the Regulatory Approvals, for Renesas to receive the New 2L Renesas Convertible Notes (as defined below); 16,852,372 shares of New Common Stock the Renesas Warrants; and voting, board seat, and other governance rights in accordance with the Restructuring Support Agreement), that are identified by Renesas and of which the Debtors are notified within thirty (30) calendar days following the effective date of the Restructuring Support Agreement; and (d) any regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions that are not identified by Renesas and of which the Debtors are not notified within thirty (30) calendar days following the effective date of the restructuring Support Agreement.
◦As of December 28, 2025 all Regulatory Approvals except for CFIUS approval had been obtained.
◦As of January 29, 2026 all Regulatory Approvals had been obtained, refer to "Note 16 - Subsequent Events" for additional information for additional information.
•Regulatory Trigger Deadline - the earlier of (i) a good faith agreement between the Debtors or Reorganized Debtors, which means the Debtors on and after the Effective Date, and Renesas that it is more likely than not that the Regulatory Approvals will not be obtained and (ii) two (2) years from the Effective Date; provided, if upon two (2) years from the Effective Date, the Reorganized Debtors and Renesas agree, in good faith, that Regulatory Approval is more likely than not to be obtained prior to three (3) years from the Effective Date, then upon three (3) years from the Effective Date. For the avoidance of doubt, to the extent Renesas obtains all Regulatory Approvals prior to the date of the Regulatory Trigger Deadline, the Regulatory Trigger Deadline shall be deemed not to have occurred.
Plan of Reorganization
On the Effective Date, the Company emerged from the Chapter 11 Cases as all the material conditions precedent to the effectiveness of the Plan were satisfied or waived and the Plan became effective. In accordance with the Plan and effective as of the Effective Date:
•Cancellation of Prior Equity Interests – Immediately prior to the Effective Date there were 156,479,390 shares of the Company's common stock, $0.00125 par value per share (the "Old Common Stock"), outstanding. In accordance with the Plan and the Plan of Conversion at the Conversion Effective Time, the Company effected a redomestication from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted a new certificate of incorporation, under which the Company is authorized to issue 350,000,000 shares of common stock, $0.00125 par value per share ("New Common Stock"), and new bylaws, each of which became effective at the Conversion Effective Time. After giving effect to the transactions contemplated by the Plan and the Plan of Conversion, on the Effective Date all of the previously issued and outstanding shares of Old Common Stock were cancelled, and existing equity holders received their pro rata share of approximately 1,306,896 shares of New Common Stock, of the Delaware corporation. Pursuant to the Plan, the Company issued an aggregate of 25,840,656 shares of New Common Stock (inclusive of the aforementioned shares of New Common Stock issued to existing equity holders, with the remaining shares issued to pre-petition convertible noteholders, in accordance with the Plan). As of the Effective Date, the Company had an aggregate of 25,840,656 shares of New Common Stock issued and outstanding and 73,030,424 shares of New Common Stock in reserve for issuance pursuant to the Plan (the "Share Reserve").
•Secured Financing – The Existing Senior Secured Notes were discharged and terminated. Each holder of a Senior Secured Notes Claim received on account of their claims: (a) their pro rata portion of the $1.3 billion principal amount of New Senior Secured Notes, (b) a pro rata redemption of $277.5 million in principal amount of Existing Senior Secured Notes at 109.875% of the principal amount being redeemed (paid with the proceeds of the rights offering, described below, and proceeds from the sale of the MACOM Shares (as defined below), and (c) certain commitment fees, subject to certain conditions.
•Convertible Notes – The then-outstanding Convertible Notes totaling approximately $3.1 billion were discharged and terminated. Each holder of a Convertible Notes Claim received on account of their claims: (a) rights to participate in the rights offering of New 2L Non-Renesas Convertible Notes in the aggregate principal amount of approximately $301.1 million, which were offered at a purchase price of 91.3242% totaling $275.0 million, and fully backstopped by the Backstop Parties, and for which such Backstop Parties received a premium in the amount of $30.3 million for an aggregate principal amount of $331.4 million, (b) 7%/12% second lien senior secured PIK toggle notes due 2031 (the "New 2L Non-Convertible Notes") in an aggregate principal amount of $296.4 million, and (c) 24,533,760 shares of New Common Stock. Refer to Note 1, "Basis of Presentation and New Accounting Standards," and Note 11, “Long-term Debt,” for additional information on the new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 (the "New 2L Non-Renesas Convertible Notes") and New 2L Non-Convertible Notes.
◦Registration Rights Agreement - On the Effective Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Renesas and certain holders of the New 2L Non‑Renesas Convertible Notes (the “RRA Counterparties”). The Registration Rights Agreement provides the RRA Counterparties with registration rights for their “Registrable Securities.” The Company was required to file a Shelf Registration Statement on Form S‑1 or Form S‑3 (i) within 45 days of the Effective Date (satisfied by a Form S‑1 filed November 13, 2025) and (ii) for Registrable Securities held by Renesas, within 45 days of the Renesas Base Distribution Date. Once effective, an RRA Counterparty may request an underwritten offering, with related filings due within fifteen business days for a Form S‑1 or ten business days for a Form S‑3. Registrable Securities may also be sold in non‑underwritten offerings. Shelf Registration Statements must remain effective until the covered securities cease to be Registrable Securities.
The RRA Counterparties have customary piggyback rights, subject to the limitations in the Registration Rights Agreement. The Company generally bears all registration expenses. The Registration Rights Agreement includes customary indemnification and contribution provisions and terminates for each RRA Counterparty when it no longer holds Registrable Securities, and in full when no Registrable Securities remain outstanding.

•Renesas – The then-outstanding CRD Agreement Deposits with Renesas totaling approximately $2.1 billion were discharged and terminated. Renesas received on account of their claims: (a) a principal amount of approximately $203.6 million of New Renesas 2L Convertible Notes, (b) the Renesas Warrant to purchase an aggregate of 4,943,555 shares of New Common Stock, at an exercise price of $23.95 per share, which until all Regulatory Approvals were received, were only deemed issued for purposes of U.S. federal and applicable state and local income tax purposes and were not exercisable, and (c) 16,852,372 shares of New Common Stock from the Share Reserve, the issuance of which was subject to Regulatory Approvals. All Regulatory Approvals were received in January 2026. As of December 28, 2025 the Company’s obligation to issue the New Common Stock from the Share Reserve was reflected on the unaudited consolidated balance sheet as forward equity contract within liabilities, due to the potential cash settlement features associated with the Investor Rights and Disposition Agreement described below. The Renesas Warrant is exercisable within three years from the Effective Date. As of December 28, 2025, the warrant was also liability-classified, due to the potential cash settlement features associated with the Investor Rights and Disposition Agreement described below.
◦Investor Rights and Disposition Agreement - On the Effective Date, the Company entered into an Investor Rights and Disposition Agreement (the “Investor Rights Agreement”) with Renesas. The Investor Rights Agreement grants Renesas certain investment rights, including the right to designate one Board member, subject to receipt of Regulatory Approvals and Renesas holding more than 10% of the New Common Stock. The Investor Rights Agreement includes (i) a limitation preventing Renesas from exercising voting rights on New Common Stock beneficially owned in excess of 9.9% of the Aggregate Company Voting Power (the “Voting Rights Limitation”) and (ii) a limitation under which any conversion or exercise of Securities resulting in Renesas beneficially owning more than 39.9% of the Aggregate Company Voting Power is null and void (the “Beneficial Ownership Limitation,” and together with the Voting Rights Limitations, the “Limitations”). The Limitations apply through January 1, 2027 and automatically renew annually, unless earlier terminated by Renesas pursuant to the terms of the Investor Rights Agreement. Renesas may terminate the Limitations at any time if the Company submits to stockholders proposals involving a change of control, issuance of New Common Stock (or convertible/exercisable instruments), amendments to the certificate of incorporation or bylaws adversely affecting Renesas’s rights, or other matters adversely affecting such rights.
Prior to the receipt of Regulatory Approvals and subject to certain conditions, Renesas had designation rights regarding the disposition of, and rights to cash proceeds from the disposition of, New Common Stock (including shares underlying Securities) it was entitled to receive under the Plan. Renesas could direct the Company to sell such shares through a primary registered offering under the Registration Rights Agreement or under the ELOC/ATM Program, with proceeds remitted to Renesas net only of commissions or discounts, reducing Renesas’s related Securities entitlement. The designation rights could not be exercised until nineteen weeks after the Effective Date and were nullified upon receipt of Regulatory Approvals and the release of New Common Stock from the Share Reserve to Renesas.
~~◦~~Renesas Contingent Consideration – As Regulatory Approvals were obtained prior to the Regulatory Trigger Deadline, in the third quarter of fiscal 2026, Renesas will not be entitled to the Contingent Consideration and $10 million of the cash placed into escrow upon emergence will be remitted back to the Company, and $5 million of the cash placed into escrow upon emergence will be remitted to the holders of the Existing Senior Secured Notes (on account of the commitment fee amount), the Additional New 2L Non-Convertible Notes will not be issued, the 871,287 shares of New Common Stock were distributed to the holders of Old Common Stock immediately prior to the Effective Date, and the term of the Renesas Warrant will not be extended. Refer to Note 1, "Basis of Presentation and New Accounting Standards'" and Note 7, “Commitments and Contingencies” for additional information on the Renesas Contingent Consideration.
◦Contingent Shares – As the Regulatory Approvals were obtained prior to the Regulatory Trigger Deadline, in the third quarter of fiscal 2026, the holders of Old Common Stock immediately prior to the Effective Date will receive their pro rata portion of 871,287 shares of New Common Stock from the Share Reserve (the “Contingent Shares”).
•Incentive Compensation Plans – Pursuant to the Plan, the Company adopted two equity compensation plans: the Long-Term Incentive Plan and the Management Incentive Plan, which each provide for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, performance units, other awards, or a combination thereof. An aggregate of 4,058,925 shares of New Common Stock have been reserved for issuance under the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for grants to be made under the Long-Term Incentive Plan in fiscal year 2026 and 2027 having an aggregate value, as determined by the Board or the Committee (as defined in the Long-Term Incentive Plan), equal to $26.6 million and $27.5 million, respectively. An aggregate of 8,117,851 shares of New Common Stock have been reserved for issuance under the Management Incentive Plan. The Management Incentive Plan provides for initial awards under the Management Incentive Plan to be made to executive officers and key employees in accordance with the Restructuring Support Agreement. Any such awards are subject to approval by the Board of Directors, which did not occur prior to the Effective Date or as of the issuance date of these unaudited consolidated financial statements. Please refer to Note 1, "Basis of Operation and New Accounting Standards," and Note 13, "Stock-Based Compensation" for additional information on the Incentive Compensation Plans.

•Professional Fee Escrow Account – The Company funded the Professional Fee Escrow Account, which was reflected as restricted cash on the consolidated balance sheet. As of December 28, 2025 the professional fees for certain company advisers incurred during the Chapter 11 Cases subject to disbursements through the escrow account had been paid in full.
•General Unsecured Claims – Holders of general unsecured claims received payment in full in cash, reimbursement, or such other treatment rendering such general unsecured claims unimpaired. The Company has substantially completed its claims reconciliation process, and is working to settle all remaining outstanding prepetition claims in the ordinary course.
•Certificate of Incorporation – Please refer to Note 1, "Basis of Presentation and New Accounting Standards," for additional information on the Certificate of Incorporation. The Company effected a conversion from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted a new certificate of incorporation, under which the Company is authorized to issue 350,000,000 shares of New Common Stock and new bylaws, each of which became effective on the Effective Date.
Regulatory Approvals
The Regulatory Approvals were received on January 29, 2026, prior to the Regulatory Trigger Deadline. As set forth in the Plan, the Company issued 16,852,372 shares of New Common Stock to Renesas from the Share Reserve on January 29, 2026, and holders of Old Common Stock immediately prior to the Effective Date will receive their pro rata portion of 871,287 shares of New Common Stock from the Share Reserve (the "Contingent Shares").
The Company will also receive $10 million of the cash that was placed into escrow upon emergence (the "Contingent Cash"), with the remaining $5 million going to holders of the Existing Senior Secured Notes.
The receipt of Regulatory Approvals was a subsequent event for the period ending December 28, 2025. The balance sheet as of December 28, 2025 assumed that final regulatory approval would be received prior to the Regulatory Trigger Deadline, but does not reflect the subsequent receipt of approvals. The following paragraphs summarize the recognition and measurement of amounts related to the Regulatory Approvals:
•Renesas Shares - the obligation to issue 16,852,372 shares to Renesas was liability-classified, presented within "Forward equity contract" and remeasured to fair value as of the balance sheet date. Upon receipt of the Regulatory Approvals, the shares issued to satisfy the equity contract will be recognized at fair value as of the approval date to extinguish the forward equity contract liability.
•Renesas Warrant - the warrant to purchase 4,943,555 shares was liability-classified, within "Other long-term liabilities" and remeasured to fair value as of the balance sheet date. Upon receipt of the Regulatory Approvals, the warrants are expected to qualify for equity-classification, and will be reclassified to equity based on their fair value as of the approval date.
•Renesas 2L Convertible Notes - the embedded conversion feature on the Renesas 2L Convertible notes was bifurcated from the underlying debt instrument and remeasured to fair value as of the balance sheet date. Upon receipt of the Regulatory Approvals, the conversion feature is expected to qualify for equity-classification, and will be reclassified to equity based on the fair value as of the approval date.
•Additional 2L Non-Convertible Notes - the receipt of the Regulatory Approvals nullified the potential obligation to issue the Additional 2L Non-Convertible Notes. Similarly, as of December 28, 2025 no value was ascribed to the embedded derivative related to the potential issuance of the Additional 2L Non-Convertible Notes, based on the assumption that final approval would be received prior to the Regulatory Trigger Deadline.
•Contingent Shares - the obligation to issue 871,287 shares to holders of Old Common Stock upon receipt of the Regulatory Approvals was classified within equity as of the balance sheet date. Based on expected receipt of Regulatory Approvals, these amounts were recorded as shares issued to holders of Old Common Stock. Upon issuance of the shares, they will increase our total shares outstanding.
•Contingent Cash - as further discussed in Note 7, Commitments and Contingencies, the $10 million of the Contingent Consideration that will be remitted back to the Company was treated as a gain contingency and was not recognized on the Consolidated Balance Sheet as of December 28, 2025. The outflow associated with this amount was recorded within "Cash used in financing activities" on the Consolidated Statements of Cash Flows. Upon receipt of the Regulatory Approvals, this amount will be recognized as a gain in non-operating income and expense in the third quarter of fiscal 2026.

New Senior Secured Notes
On the Effective Date, the Company entered into that certain Indenture (the “New Senior Secured Notes Indenture”), by and among the Company, Wolfspeed Texas LLC, as subsidiary guarantor (the “Subsidiary Guarantor”), and U.S. Bank Trust Company, National Association, as the trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), pursuant to which, among other things, the Company issued the New Senior Secured Notes. Refer to Note 11, "Long-term Debt," for additional information on the New Senior Secured Notes.
The New Senior Secured Notes bear interest, payable quarterly in arrears on March 23, June 23, September 23, and December 23 of each year, (a) for the period from the Effective Date through and including June 22, 2026, at a rate of 9.875% per annum (payable in cash), plus 4.00% per annum (payable in-kind); and (b) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition (as described below) is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23 of the most recent year, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the New Senior Secured Notes, resulting in the aggregate principal amount of New Senior Secured Notes outstanding being less than $1,000,000,000 and (ii) the Company receives at least $450,000,000 of award disbursements pursuant to governmental grants under the CHIPS and Science Act of 2022 (the “CHIPS Act”) or (b) as of the most recent June 23rd, the ratio of the outstanding principal amount of the New Senior Secured Notes to EBITDA (as defined in the New Senior Secured Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the New Senior Secured Notes Indenture is less than or equal to 2.00:1.00. The New Senior Secured Notes will mature on June 23, 2030.
The New Senior Secured Notes Indenture requires the Company to make an offer to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain extraordinary receipts, at a price of 109.875% of the principal amount plus accrued and unpaid interest upon the first to occur of the following : (i) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2026, such offer to repurchase will be required to be in an aggregate principal amount of $175,000,000 of the New Senior Secured Notes, (ii) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $225,000,000 of the New Senior Secured Notes, or (iii) if the Company and/or its subsidiaries receive less than or equal to $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $150,000,000 (such repurchase date, the “Extraordinary Receipts Trigger Date”).
Further, the Company is required to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to (so long as no default or event of default exists under the New Senior Secured Notes Indenture), reinvest the proceeds of casualty events involving certain core assets, at a price equal to the lesser of (a) 111.875% of the principal amount of the New Senior Secured Notes being repurchased and (b) if such disposition or casualty event occurred (i) on or after June 23, 2026 and prior to the later of June 23, 2027 and the Extraordinary Receipts Trigger Date, 109.875% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (ii) on or after the later of June 23, 2027 and the Extraordinary Receipts Trigger Date and prior to June 23, 2028, 105.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (iii) on or after June 23, 2028 and prior to June 23, 2029, 103.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, and (iv) on or after June 23, 2029, 100% of the principal amount of such New Senior Secured Notes plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date (this clause (b), the “Applicable Redemption Price”). The Company is also required to offer to repurchase the New Senior Secured Notes upon a change in control, at a price equal to, (a) if such change of control occurs prior to June 23, 2026, the greater of (i) a customary make-whole redemption price minus 1.00% of the principal amount of such New Senior Secured Notes and (ii) the Applicable Redemption Price as of June 23, 2026 and (b) if such change of control occurs on or after June 23, 2026, the Applicable Redemption Price at the time such change of control occurs. The Company may redeem the New Senior Secured Notes at any time, subject to, (a) if the redemption occurs prior to June 23, 2026, by paying a customary make-whole premium and (b) if the redemption occurs on or after June 23, 2026, by paying the Applicable Redemption Price. Further, the Company has the right, prior to June 23, 2026, to make an optional redemption of up to 35% of the New Senior Secured Notes with the proceeds of qualified equity issuances consummated since the Effective Date (provided that the Company has received at least $300,000,000 of net proceeds from such equity issuances), at a redemption price equal to 111.875%.
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
New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes and New 2L Non-Convertible Notes
On the Effective Date, the Company entered into (i) that certain indenture (the “New 2L Renesas Convertible Notes Indenture”), by and among the Company, the Subsidiary Guarantor, and the Trustee and the Collateral Agent in respect of the new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 issued to Renesas (the "New 2L Renesas Convertible Notes"), (ii) that certain indenture (the “New 2L Non-Renesas Convertible Notes Indenture”), by and among the Company, the Subsidiary Guarantor, the Trustee and the Collateral Agent in respect of the New 2L Non-Renesas Convertible Notes and (iii) that certain indenture (the “New 2L Non-Convertible Notes Indenture” and, together with the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, the “2L Indentures”), by and among the Company, the Subsidiary Guarantor, the Trustee and the Collateral Agent in respect of the New 2L Non-Convertible Notes (together with the New 2L Renesas Convertible Notes and the New 2L Non-Renesas Convertible Notes, collectively, the “2L Notes”).
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
Each of the New 2L Renesas Convertible Notes and New 2L Non-Renesas Convertible Notes (collectively, the “2L Convertible Notes”) are convertible pursuant to the terms of the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, respectively. The New 2L Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until the fifth trading day immediately preceding September 29, 2027 (the “Conversion Expiration Date”), provided that the New 2L Renesas Convertible Notes were not convertible until the Renesas Base Distribution Date which occurred in January 2026, and the New 2L Non-Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until the fifth (5th) scheduled trading day immediately preceding the maturity date, in each case, subject to certain limitations and exceptions. The 2L Convertible Notes are convertible into cash, common stock of the Company or a combination thereof, at the Company’s election. The 2L Convertible Notes will be entitled to customary anti-dilutive measures (including adjustments to the 2L Convertible Notes’ conversion rates), as described in each of the indentures governing the 2L Convertible Notes.
Each of the New 2L Non-Convertible Notes and the New 2L Renesas Convertible Notes are not permitted to be redeemed prior to the date that is two years following the Effective Date; the New 2L Non-Renesas Convertible Notes are not permitted to be redeemed prior to the date that is three years following the Effective Date. In the event of an optional redemption by the Company, holders will be entitled to a cash redemption price equal to 100% of the principal amount of such note redeemed, plus accrued and unpaid interest (any such redemption, an “Optional Redemption”)
The Company is required to offer to repurchase the 2L Notes upon a change of control and, in the case of (i) the 2L Convertible Notes, at a cash repurchase price equal to 100% of the principal amount of such note repurchased, plus accrued and unpaid interest and (ii) the New 2L Non-Convertible Notes, at a cash repurchase price equal to 101% of the principal amount of such note repurchased, plus accrued and unpaid interest. Following the Conversion Expiration Date and upon the occurrence of a change of control, the New 2L Renesas Convertible Notes will be entitled to a cash repurchase price consistent with that of the New 2L Non-Convertible Notes. Holders of the 2L Convertible Notes will be entitled to make-whole adjustments to the respective conversion rates in the event of a change of control or an Optional Redemption. Notwithstanding the foregoing (but subject to certain limitations described in the indentures governing the 2L Convertible Notes), holders of the 2L Convertible Notes are permitted to convert their notes (i) in lieu of redemption in the event of an Optional Redemption by the Company or (ii) upon the occurrence of a change of control. The Company is also required, subject to the terms of the New Senior Secured Notes and pursuant to the terms and conditions set forth in the indentures governing the 2L Notes, to make an offer to purchase the 2L Notes, on a pro rata basis, upon the occurrence of certain non-ordinary course asset sales and casualty events (subject to certain reinvestment rights described in the 2L Indentures).
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

Intercreditor Agreements
In connection with the Company’s entrance into the New Senior Secured Notes Indenture and the 2L Indentures, the Company, Wolfspeed Texas LLC, as a guarantor, and the trustees and the collateral agents under each of the New Senior Secured Notes Indenture and the 2L Indentures entered into the First Lien/Second Lien Intercreditor Agreement, dated as of the September 29, 2025, which sets forth the respective rights on the shared collateral between the noteholders under the New Senior Secured Notes, as first lien creditors, on the one hand, and the noteholders under the 2L Notes, as second lien creditors, on the other hand. Additionally, in connection with the Company’s entrance into the 2L Indentures, the Company, Wolfspeed Texas LLC, as a guarantor, and the trustees and the collateral agents under each of the 2L Indentures entered into the Equal Priority Intercreditor Agreement, dated as of September 29, 2025, which sets forth the respective rights on the shared collateral among the noteholders under the 2L Notes.
Reorganization items, net
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Consolidated Statement of Operations. The table below presents the reorganization items as a result of the Chapter 11 Cases during the periods presented:

	Successor	Predecessor
(in millions of U.S. dollars)	Period from September 30, 2025 through December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Success fees	$—	$34.0	$—
Gain on settlement of liabilities subject to compromise	—	(3,751.8)	—
Write-off related to Predecessor directors’ and officers’ insurance policy	—	3.6	—
Cancellation of unvested Predecessor stock compensation awards	—	61.5	—
Fresh start valuation adjustments	—	2,585.4	—
Reorganization items, net	$—	$(1,067.3)	$—

Cash payments for Reorganization items, net	$23.7	$28.0	$—

	Successor	Predecessor
(in millions of U.S. dollars)	Period from September 30, 2025 through December 28, 2025	Period from June 30, 2025 through September 29, 2025	Six months ended December 29, 2024
Allowed claims adjustments	$—	$475.7	$—
Success fees	—	34.0	—
Professional fees	—	28.2	—
Gain on settlement of liabilities subject to compromise	—	(3,751.8)	—
Write-off related to Predecessor directors’ and officers’ insurance policy	—	3.6	—
Cancellation of unvested Predecessor stock compensation awards	—	61.5	—
Fresh start valuation adjustments	—	2,585.4	—
Reorganization items, net	$—	$(563.4)	$—

Cash payments for Reorganization items, net	$23.7	$38.5	$—

Note 3 - Fresh Start Accounting
Fresh Start
In connection with the Company's emergence from the Chapter 11 Cases and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Effective Date. The Company was required to adopt fresh start accounting because (i) the holders of voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the $3.8 billion reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the approximately $7.6 billion of post-petition liabilities and allowed claims.
In accordance with ASC 852, with the adoption of fresh start accounting, the Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 805, Business Combinations (The reorganization value represents the fair value of the Successor assets before considering liabilities). As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 29, 2025 are not comparable with the consolidated financial statements as of or prior to that date.
Reorganization Value

Management, with the assistance of valuation advisors, estimated the enterprise value of the Successor to be between $2,350 million and $2,850 million, which was approved by the Bankruptcy Court. Based on the estimates and assumptions discussed below, the Company estimated the enterprise value to be $2,600 million, which is the mid-point of the range of the enterprise value.

The enterprise value was estimated using an income approach that utilizes a discounted cash flow model. The net cash flows were discounted using an after-tax weighted average cost of capital ("WACC") methodology reflecting a rate of return that would be expected by a market participant. The WACC methodology also takes into consideration a company-specific risk premium reflecting the risk associated with the financial projections used to estimate future cash flows. The present value of future expected net cash flows projected through 2034 is calculated using an estimated discount rate of 20.1%.

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in the Company's projections. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the estimated enterprise value and estimated equity value, are inherently subject to uncertainties and the resolution of contingencies beyond the Company's control. Accordingly, there can be no assurance that the estimates, assumptions, valuations and financial projections will be realized, and actual results could vary materially. Moreover, the value of the New Common Stock may differ materially from the implied values at the Effective Date in the financial statements.

A reconciliation of the enterprise value to the implied value of New Common Stock and reorganization value is set forth below:

(in millions of U.S. Dollars)
Enterprise value	$2,600.0
Plus: Cash and cash equivalents (includes restricted cash) and short-term investments	835.4
Less: Fair value of debt issued upon emergence, including issuance costs, excluding equity-classified substantial premium	(2,151.3)
Less: Equity-classified substantial premium associated with New 2L Non-Renesas Convertible Notes	(168.8)
Less: Fair value of the Renesas Warrant	(33.6)
Less: Cash from MACOM Shares sale captured in enterprise value	(60.8)
Less: Deposit liabilities included in cash	(25.2)
Less: Debt issuance costs	(8.0)
Less: Restricted cash	(28.3)
Implied value of Wolfspeed, Inc's common stock (including reserved but unissued shares)	$959.4
Less: Implied value of the Renesas Base Consideration Shares classified as a liability	($371.1)
Less: Implied value of the obligation to issue Contingent Shares classified as equity	($19.2)
Implied value of Wolfspeed, Inc's common stock outstanding as of the Effective Date	$569.1
Plus: Equity-classified substantial premium associated with New 2L Non-Renesas Convertible Notes	$168.8
Plus: Implied value of the obligation to issue Contingent Shares classified as equity	$19.2
Total stockholders' equity as of the Effective Date	$757.1

The reconciliation of the Company's enterprise value to reorganization value as of the Effective Date is as follows:

(in millions of U.S. Dollars)
Enterprise value	$2,600.0
Plus: Cash and cash equivalents (includes restricted cash) and short-term investments	835.4
Plus: Current liabilities excluding debt	340.4
Plus: Long-term liabilities excluding debt	184.6
Less: Cash from MACOM Shares sale captured in enterprise value	(60.8)
Less: Deposit liabilities included in cash	(25.2)
Less: Debt issuance costs	(8.0)
Less: Restricted cash	(28.3)
Reorganization value	$3,838.1
Intangible Assets
The identified intangible assets of $445.7 million, which principally consisted of technology, trade names and trademarks, and customer relationships, were estimated based on either the cost approach, relief from royalty, or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy. For the technology-based intangibles that were valued using the relief from royalty income approach, the royalty rates were estimated to be 5% or 15% and the discount rate 21%. For trade names and trademarks valued under the relief from royalty income approach, the royalty rate was estimated to be 0.5% and the discount rate 20.5%. For customer-related intangible assets that were valued using the multi-period excess earnings method, the attrition rates were estimated to be 10% or 17.5% and the discount rate 22.5%.
Lease Liabilities and Right of Use Assets
The present value of lease liabilities was measured as the present value of the remaining lease payments, as if the leases were new leases as of the Effective Date. The Company used its incremental borrowing rate (“IBR”) as the discount rate in determining the present value of the remaining lease payments using a fundamental credit rating analysis. Based upon the corresponding lease terms, the IBRs ranged between approximately 9.9%-13.9%. Right of use asset values were estimated based on the lease liability.
Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet as of September 29, 2025 reflect the effects of the transactions contemplated by the Plan and executed on the Effective Date (reflected in the column "Reorganization Adjustments") and fair value accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes provide additional information with regard to the adjustments recorded.

	As of September 29, 2025
	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents (includes restricted cash)	$571.6	(90.6)	(1)	—		$481.0
Short-term investments	354.4	—		—		354.4
Total cash, cash equivalents and short-term investments	926.0	(90.6)		—		835.4
Accounts receivable, net	155.6	—		—		155.6
Inventories, net	385.5	—		6.8	(14)	392.3
Prepaid expenses	75.5	(3.6)	(2)	(0.1)	(15)	71.8
Investment tax credit receivable	654.0	—		—		654.0
Other current assets	118.3	—		1.6	(16)	119.9
Total current assets	2,314.9	(94.2)		8.3		2229.0
Property and equipment, net	3,775.8	—		(3,006.6)	(17)	769.2
Intangible assets, net	24.2	—		421.5	(18)	445.7
Long-term investment tax credit receivable	181.3	—		—		181.3
Other assets	254.9	—		(42.0)	(19)	212.9
Total assets	$6,551.1	(94.2)		(2,618.8)		$3,838.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$196.5	10.3	(3)	—		$206.8
Contract liabilities and distributor-related reserves	72.9	—		—		72.9
Income taxes payable	0.9	—		—		0.9
Finance lease liabilities	—	0.6	(4)	—		0.6
Other current liabilities	29.3	26.1	(6)	4.4	(20)	59.8
Total current liabilities	299.6	37.0		4.4		341.0
Long-term liabilities:
Long-term debt	—	1,609.0	(7)	—		1,609.0
Convertible notes, net	—	539.7	(8)	—		539.7
Finance lease liabilities - long-term	—	8.3	(4)	(6.4)	(21)	1.9
Long-term warrant	—	33.6	(5)	—		33.6
Forward equity contract	—	371.1	(5)	—		371.1
Other long-term liabilities	16.6	201.5	(9)	(33.4)	(22)	184.7
Liabilities subject to compromise	7,315.3	(7,315.3)	(10)	—		—
Total liabilities	7,631.5	(4,515.1)		(35.4)		3,081.0
Commitments and contingencies
Stockholders’ equity:
Predecessor common stock	0.2	(0.2)	(11)	—		—
Successor common stock	—	—	(12)	—		—
Predecessor additional paid-in-capital	4,103.6	(4,103.6)	(11)	—		—
Successor additional paid-in-capital	—	757.1	(12)	—		757.1
Accumulated other comprehensive loss	(3.0)	—		3.0	(23)	—
Accumulated deficit	(5,181.2)	7,767.6	(13)	(2,586.4)	(23)	—
Total stockholders’ equity	(1,080.4)	4,420.9		(2,583.4)		757.1
Total liabilities and stockholders’ equity	$6,551.1	$(94.2)		$(2,618.8)		3,838.1

Reorganization Adjustments
(1)    Reflects the changes in cash and cash equivalents, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Proceeds from issuance of 2L Convertible Notes through the rights offering	$275.0
Payment of Existing Senior Secured Notes (principal and pre-petition accrued interest)	(308.5)
Payment of Existing Senior Secured Notes commitment fees	(15.5)
Payment of Contingent Cash into escrow	(10.0)
Payment of lender professional and success fees, including deferred financing costs	(31.6)
Net change in cash and cash equivalents	$(90.6)
Of the $481.0 million of Successor cash and cash equivalents, $28.3 million was classified as restricted cash. Restricted cash consists of funds held in escrow accounts for the payment of certain professional fees related to the Chapter 11 Cases, pursuant to the Plan.
(2)    Reflects the write-off of prepaid expense related to Predecessor directors and officers' insurance policy.
(3)    Reflects the net increase to accounts payable and accrued expenses of $10.3 million, representing $16.8 million related to success fees, partially offset by $6.5 million in accrued lender professional fees paid on the Effective Date.
(4)    Reflects the reinstatement of short and long-term finance lease liabilities from liabilities subject to compromise.
(5)    Reflects the fair value of the Renesas Warrant and the implied value of the obligation to issue New Common Stock to Renesas from the Share Reserve upon obtaining the Regulatory Approvals, or in accordance with the Plan, the obligation to remit cash proceeds to Renesas from the issuance of these shares or exercise of the warrant.
(6)    Reflects the changes in other current liabilities including the reinstatement of Short-term operating lease liabilities and supply agreement liabilities from liabilities subject to compromise:

As of September 29, 2025
Reinstatement of short-term operating lease liabilities from liabilities subject to compromise	$10.9
Reinstatement of supply agreements from liabilities subject to compromise	15.2
Net change in other current liabilities	$26.1
(7)    Reflects the issuance of New Senior Secured Notes and the issuance of New 2L Non-Convertible Notes at fair value, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Issuance of New Senior Secured Notes	$1,379.4
Issuance of New 2L Non-Convertible Notes	229.6
Net change in long-term debt	$1,609.0
(8)    Reflects the issuance of the New 2L Renesas Convertible Notes at fair value, and the issuance of the New 2L Non-Renesas Convertible Notes (excluding the impact of the equity-classified substantial premium at fair value) as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Issuance of New 2L Non-Renesas Convertible Notes (principal, including backstop commitment premium)	$331.4
Issuance of New 2L Renesas Convertible Notes	216.3
Issuance cost of New 2L Non-Renesas Convertible Notes	(8.0)
Net change in convertible notes, net	$539.7
(9)    Reflects the changes in other long-term liabilities and supply agreement liabilities as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Reinstatement of long-term operating lease liabilities from liabilities subject to compromise	154.2
Reinstatement of long-term supply agreements from liabilities subject to compromise	44.8
Change in deferred tax liability as a result of implementation of the plan	2.5
Net change in other long-term liabilities	$201.5

(10)    Reflects the settlement of liabilities subject to compromise in accordance with the Plan and the resulting gain, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Liabilities subject to compromise	$7,315.3
Reinstatement of short-term finance lease liabilities (see Adjustment 4)	(0.6)
Reinstatement of short-term operating lease liabilities and supply agreements (see Adjustment 6)	(26.1)
Reinstatement of long-term finance lease liabilities (see Adjustment 4)	(8.3)
Reinstatement of long-term operating lease liabilities and supply agreements (see Adjustment 9)	(199.0)
Distribution of proceeds to holders of Senior Secured Notes (see Adjustment 1)	(324.0)
Fair value of issuance of New Senior Secured Notes (see Adjustment 7)	(1,379.4)
Issuance of New 2L Non-Renesas Convertible Notes – principal, including backstop commitment premium (see Adjustment 8)	(331.4)
Fair value issuance of New 2L Non-Renesas Convertible Notes – substantial premium (see Adjustment 12)	(168.8)
Fair value issuance of New 2L Non-Convertible Notes (see Adjustment 7)	(229.6)
Proceeds from the New 2L Non-Renesas Convertible Notes through the rights offering (see Adjustment 1)	275.0
Implied value of issuance of Wolfspeed, Inc. New Common Stock, to creditors (see Adjustment 12)	(540.3)
Fair value issuance of New 2L Renesas Convertible Notes (see Adjustment 8)	(216.3)
Fair value of the Renesas Warrant (see Adjustment 5)	(33.6)
Implied value of Forward Equity Contract (see Adjustment 5)	(371.1)
Distribution of Contingent Cash to non-consolidated escrow account (see Adjustment 1)	(10.0)
Gain on settlement of liabilities subject to compromise (See Adjustment 13)	$3,751.8
(11)    Reflects the cancellation of Old Common Stock and additional paid-in capital.
(12)    Reflects the issuance of 25.8 million shares of New Common Stock and additional paid-in capital, as follows:

	As of September 29, 2025
(in millions of U.S. dollars)	Common Stock	Additional Paid-in Capital
Issuance of Wolfspeed, Inc. common stock, at par, and additional paid-in capital to existing equity holders	$—	$28.8
Issuance of Wolfspeed, Inc. common stock, at par, and additional paid-in capital to holders of convertible notes claims	—	540.3
Issuance of Additional paid-in capital for equity-classified premium for New 2L Non-Renesas Convertible Notes	—	168.8
Obligation to issue Contingent Shares to existing equity holders, at the implied value	—	19.2
Net change in Wolfspeed, Inc. common stock and additional paid-in capital	$—	$757.1
(13)    Reflects the cumulative impact of the reorganization adjustments discussed above on accumulated deficit.

(in millions of U.S. dollars)	As of September 29, 2025
Gain on settlement of liabilities subject to compromise	3,751.8
Success fees	(33.9)
Write-off related to directors' and officers' insurance policy	(3.6)
Cancellation of unvested Predecessor stock compensation awards	(61.5)
Total reorganization adjustments impacting reorganization items, net	3,652.8
Cancellation of Old Common Stock and additional paid-in capital (direct charge to equity)	$4,165.3
Issuance of New Common Stock and additional paid-in capital to existing equity holders (direct charge to equity)	(28.8)
Obligation to issue Contingent Shares to existing equity holders (direct charge to equity)	(19.2)
Net deferred tax impacts (classified as tax expense)	(2.5)
Net change in accumulated deficit	$7,767.6

Fresh Start Adjustments
(14)    Reflects the fair value adjustment to the Company’s inventories due to the adoption of fresh start accounting. Raw materials were valued based on their replacement cost on the Effective Date; work-in-progress (“WIP”) and finished good were valued based on consideration of inventory value created pre-Effective Date versus post-Effective Date. WIP and finished good methodologies consider the market approach and the cost approach. The values resulting from these methods were reconciled to appropriately allocate profit and expenses in the measurement of the inventory value created prior to the Effective Date.
(15)    Reflects the fair value adjustment to the Company’s short-term cloud assets due to the adoption of fresh start accounting. Cloud assets were valued using the indirect method of the cost approach
(16)    Reflects the adjustment for the fair value less costs to sell of land held for sale due to the adoption of fresh start accounting. The fair value reflects the expected proceeds from the sale of the land.
(17)    Reflects the fair value adjustment to property and equipment due to the adoption of fresh start accounting. Personal property was valued using the indirect method of the cost approach, whereby the reproduction cost for each asset or group of assets is estimated by indexing historical costs recorded in the fixed asset register based on asset type and acquisition date, then adjusted to account for physical deterioration and all forms of obsolescence. Real property (buildings and improvements) was valued using the direct method cost approach, while the sales comparison approach was used to value land and to test the reasonableness of the full property value. Finance lease assets were remeasured at the amount equal to the corresponding finance lease liabilities:

(in millions of U.S. dollars)	Amount	Estimated Useful Life (in Years)
Land	$14.7	n/a
Building	(1,195.7)	5-40
Machinery and equipment	(537.1)	3-10
Leasehold improvements	(91.7)	Shorter of estimated useful life or lease term
Furniture and fixtures	(2.3)	5
Computer hardware/software	(35.7)	3-10
Vehicles	—	5
Tooling	(5.2)	3-10
Construction in progress	(1,148.0)	n/a
Finance lease - (see Adjustment 21)	(5.6)	n/a
Total property and equipment, net	$(3,006.6)
(18)    Reflects the fair value adjustment to intangible assets, net due to adoption of fresh start accounting. Intangible assets were valued primarily using the income approach. Where applicable, forecasts were allocated to the Power Devices and Materials product lines to separately value intangible assets for each. The following table summarizes the changes in the fair value of identified intangible assets:

(in millions of U.S. dollars)	Amount	Estimated Useful Life (in Years)
Patent and licensing rights	$33.7	0.5-23
Tradenames	27.8	11
Developed technology	240.0	5-6
Customer relationships	120.0	9
Net change in intangible assets	$421.5
(19)    Reflects the changes in other assets due to the adoption of fresh start accounting, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Right-of-use ("ROU") assets off-market component	$(6.1)
ROU assets adjustments (see adjustment 22)	(29.0)
Long-term cloud computing assets	(6.9)
Net change in other assets	$(42.0)
(20)    Reflects the changes in other current liabilities due to the adoption of fresh start accounting, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Operating lease liabilities adjustments for incremental borrowing rate ("IBR") (see adjustment 22)	$(5.6)
Off-market long-term purchase agreement	10.0
Net change in other current liabilities	$4.4

(21)    Reflects the adjustment to the non-current portion of finance lease liabilities due to the adoption of fresh start accounting. Lease liabilities were remeasured using the Company’s IBR at the Effective Date, with a corresponding adjustment to finance lease assets.
(22)    Reflects the changes in other long-term liabilities due to the adoption of fresh start accounting, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Operating lease liabilities	$(46.4)
Off-market long-term supply agreement	14.4
Change in deferred tax liability as a result of fresh start accounting	(1.4)
Net change in other long-term liabilities	$(33.4)
Operating lease liabilities were remeasured using the Company’s IBR at the Effective Date, with a corresponding adjustment to ROU assets. Off-market terms identified were attributed to the ROU assets, resulting in a reduction of the ROU assets for unfavorable market terms measured as the present value of the difference between contractual and market-based lease payments over the remaining lease term.
(23)    Reflects the cumulative impact of fresh start accounting adjustments discussed above and the elimination of accumulated deficit and accumulated other comprehensive loss.

(in millions of U.S. dollars)	As of September 29, 2025
Fresh start adjustment to Inventories, net	$(6.8)
Fresh start adjustment to Prepaid expenses	0.1
Fresh start adjustment to Other current assets	(1.6)
Fresh start adjustment to Property and equipment, net	3,006.6
Fresh start adjustment to Intangible assets, net	(421.5)
Fresh start adjustment to Other assets	42.0
Fresh start adjustment to Other current liabilities	4.4
Fresh start adjustment to Finance lease liabilities – long-term	(6.4)
Fresh start adjustment to Other long-term liabilities for operating lease liabilities	(46.4)
Fresh start adjustment to Other long-term liabilities for off-market long-term supply agreement	14.4
Reset of accumulated other comprehensive loss – securities-related	0.6
Total fresh start adjustments impacting reorganization items, net	2,585.4
Reset of accumulated other comprehensive loss - income tax effects	2.4
Income tax effects on deferred income taxes	(1.4)
Changes in accumulated deficit	$2,586.4

Note 4 – Discontinued Operations
RF Business Divestiture
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

In connection with the divestiture of the RF Business (the "RF Business Divestiture"), MACOM was entitled to assume control of the Company’s 100mm gallium nitride ("GaN") wafer fabrication facility in Research Triangle Park, North Carolina (the "RTP Fab") approximately two years following the RF Closing (the "RTP Fab Transfer"). On July 25, 2025, the Company and MACOM completed the RTP Fab Transfer, as contemplated by the RF Purchase Agreement, and MACOM assumed control of the RTP Fab. At such time, the transfer restrictions and risk of forfeiture for the MACOM Shares lapsed and the Master Supply Agreement between the parties (the "RF Master Supply Agreement") terminated pursuant to its terms. Additionally, the Company derecognized assets and liabilities related to the remaining rights and obligations under the RF Master Supply Agreement. In connection with the RTP Fab Transfer, the Company recognized $0.0 million during the period of September 29, 2025, a gain of $25.4 million within "Non-operating income, net" during the period from June 30, 2025 to September 29, 2025 and recognized a loss of $0.5 million within "Non-operating income, net" during the period from September 30, 2025 to December 28, 2025. In connection with the RTP Fab Transfer, the Long-Term Epi Supply Agreement between the parties commenced. At the time of the divestiture, the Company recorded a liability for the Long-term Epi Supply Agreement of $58.0 million, which was remeasured to $72.4 million upon the adoption of fresh start accounting. The amounts outstanding under the Long-term Epi Supply Agreement were $66.5 million and $58.0 million as of December 28, 2025 and June 29, 2025, respectively. The decrease in the balance of the liability was recognized as revenue in the Consolidated Statement of Operations. The supply agreement liability is recognized in Other Current Liabilities and Other Long-term Liabilities as of December 28, 2025, and Other Current Liabilities and Other Long-term Liabilities on the consolidated balance sheet as of June 29, 2025, respectively.
On September 8, 2025, the Company completed the sale of the MACOM Shares received in connection with the sale of the RF Business for $91.1 million, net of transaction costs, of which approximately $30.3 million was distributed to holders of the existing Senior Secured Notes upon emergence from the Chapter 11 Cases.
Note 5 – Revenue Recognition
Contract liabilities and distributor-related reserves were $92.2 million as of December 28, 2025 and $65.6 million as of June 29, 2025. Contract liabilities are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets. The increase in these reserves primarily relates to the Company's distributors carrying additional amounts of inventory as of December 28, 2025, due to planned shipments of last-time buys for the Company's 150mm offerings during the first quarter of fiscal 2026.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials ("Materials Products"). Revenue from these two product lines is as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Power Products	$118.3	$—	$90.8
Materials Products	50.2	—	89.7
Total	$168.5	$—	$180.5

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Power Products	$118.3	$131.8	$187.9
Materials Products	50.2	65.0	187.3
Total	$168.5	$196.8	$375.2

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Successor		Predecessor
	Period from September 30, 2025 to December 28, 2025		September 29, 2025		Three months ended December 29, 2024
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$54.8	32.5%	—	—%	29.2	16.2%
Hong Kong	30.6	18.2%	—	—%	19.2	10.6%
Europe	26.6	15.8%	—	—%	50.8	28.1%
Asia Pacific(1)	25.4	15.1%	—	—%	23.9	13.2%
Singapore	11.2	6.6%	—	—%	18.7	10.4%
China	9.8	5.8%	—	—%	16.6	9.2%
Japan	6.9	4.1%	—	—%	21.6	12.0%
Other	3.2	1.9%	—	—%	0.5	0.3%
Total	$168.5		$—		$180.5
(1) Excluding China, Hong Kong, Japan and Singapore

	Successor		Predecessor
	Period from September 30, 2025 to December 28, 2025		Period from June 30, 2025 to September 29, 2025		Six months ended December 29, 2024
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$54.8	32.5%	44.9	22.8%	46.1	12.3%
Hong Kong	30.6	18.2%	26.1	13.3%	52.8	14.1%
Europe	26.6	15.8%	36.3	18.4%	89.6	23.9%
Asia Pacific(1)	25.4	15.1%	49.1	24.9%	40.6	10.8%
Singapore	11.2	6.6%	7.6	3.9%	62.8	16.7%
China	9.8	5.8%	17.9	9.1%	27.0	7.2%
Japan	6.9	4.1%	13.3	6.8%	55.7	14.8%
Other	3.2	1.9%	1.6	0.8%	0.6	0.2%
Total	$168.5		$196.8		$375.2
(1) Excluding China, Hong Kong, Japan and Singapore

Note 6 – Leases
Balance Sheet
Lease assets and liabilities are as follows:

(in millions of U.S. Dollars)	Successor	Predecessor
Operating Leases:	December 28, 2025	June 29, 2025
Right-of-use asset (1)	$97.5	$123.1

Current lease liability (2)	6.7	9.9
Non-current lease liability (3)	100.1	139.5
Total operating lease liabilities	$106.8	$149.4

Finance Leases:
Finance lease assets (4)	$2.2	$8.3

Current portion of finance lease liabilities(5)	0.5	0.5
Finance lease liabilities, less current portion(6)	1.8	8.4
Total finance lease liabilities	$2.3	$8.9
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
(5) Within finance lease liabilities on the consolidated balance sheets.
(6) Within finance lease liabilities - long term on the consolidated balance sheets.

Statements of Operations

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Operating lease expense	$4.9	—	$4.1
Finance lease amortization	0.1	—	0.2

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Operating lease expense	$4.9	4.3	$8.1
Finance lease amortization	0.1	0.2	0.4
Interest expense for finance leases was immaterial for all periods presented.

Cash Flows
Cash flow information consisted of the following (1):

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($6.1)	($4.1)	($4.1)
Cash received for tenant allowance on operating lease	—	—	—
Cash paid for interest portion of financing leases	—	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	—	(0.1)	(0.1)
(1) See Note 1, "Basis of Presentation and New Accounting Standards," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of December 28, 2025 were as follows:

(in millions of U.S. Dollars)	Successor
Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 28, 2026 (remainder of fiscal 2026)	$9.8	$0.5	$10.3
June 27, 2027	17.2	0.4	17.6
June 25, 2028	16.8	0.2	17.0
June 24, 2029	16.6	0.2	16.8
June 30, 2030	16.0	0.2	16.2
Thereafter	130.6	13.6	144.2
Total lease payments	207.0	15.1	222.1
Future tenant improvement allowances	—	—	—
Imputed lease interest	(100.2)	(12.8)	(113.0)
Total lease liabilities	$106.8	$2.3	$109.1
Supplemental Disclosures
Remaining weighted average lease terms and discount rate operating and finance lease liabilities as of December 28, 2025 were as follows:

	Successor
	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	150	432
Weighted average discount rate (2)	11.77%	13.77%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 11 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 5.66%.
As of December 28, 2025, the Company has entered into an agreement containing operating leases for bulk gas equipment. This arrangement includes approximately $13 million of additional right of use liability obligations that have not yet commenced. The Company expects these operating leases will commence in future periods with initial lease terms of 15 years.

Note 7 – Commitments and Contingencies
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

On November 15, 2024, the Company and certain of its former executive officers were named as defendants (“Defendants”) in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between August 16, 2023 and November 6, 2024 in connection with the operational status, profitability, and growth potential of the Mohawk Valley fabrication facility, among other things. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025 and January 13, 2025, respectively, two additional lawsuits captioned Maizner v. Wolfspeed, Inc., et al., Case No. 6:25-cv-00046 and Ferreira v. Wolfspeed, Inc., et al., Case No. 6:25-CV-00062 were filed in the United States District Court for the Northern District of New York by stockholders regarding these same matters and naming the same Defendants. On February 24, 2025, the United States District Court for the Northern District of New York consolidated the Zagami, Maizner, and Ferreira actions and appointed co-lead plaintiffs and co-lead counsel. On May 5, 2025, co-lead plaintiffs filed an amended complaint. On June 4, 2025, Defendants filed a motion to transfer the consolidated action to the United States District Court for the Middle District of North Carolina and as of July 22, 2025, briefing on the motion to transfer was complete. Oral arguments were heard on the motion to transfer by the Magistrate Judge virtually on October 29, 2025. On December 22, 2025, the United States District Court for the Northern District of New York granted Defendants’ motion to transfer and on January 7, 2026 the case electronically transferred to the United States District Court for the Middle District of North Carolina.

On April 21, 2025, a derivative action was filed by a putative stockholder purportedly on behalf of the Company in the United States District Court for the Middle District of North Carolina against certain former directors and officers of the Company (collectively, “Derivative Action Defendants”) for breach of fiduciary duty, waste, unjust enrichment, aiding and abetting, insider trading, and a violation of Section 14(a) of the Exchange Act. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the Derivative Action Defendants’ alleged misconduct, as well as declaratory and other monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated securities class action described above. The Company filed a Notice of Entry of Bankruptcy Confirmation Order and Occurrence of Effective Date on October 1, 2025. On October 16, 2025, the parties filed a Joint Notice and Stipulation Voluntarily Dismissing the Derivative Action. On November 20, 2025, the United States District Court for the Middle District of North Carolina so-ordered the dismissal.
The Company intends to vigorously defend against the claims in the above-referenced actions.
Supply Commitments and Capacity Deposits
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the third quarter of fiscal 2025, the Company amended the agreement to extend the term of the contract through December 2029 and modify the remaining minimum annual purchase commitments. During the period from June 30, 2025 to September 29, 2025, the period of September 29, 2025 and the period from September 30, 2025 to December 28, 2025, the Company purchased $4.4 million, $0 million and $2.3 million, respectively, for a combined total of $6.7 million and during the three and six months ended December 29, 2024, the Company purchased $5.8 million and $12.5 million, respectively, of product under this agreement. As of December 28, 2025, the remaining future product purchases for fiscal years 2026, 2027, 2028 and 2029 are $32.2 million, $38.0 million, $40.0 million and $42.0 million, respectively.
In addition, the Company paid quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits totaled $60.0 million and are refundable through credits on future product purchases. As of December 28, 2025, the Company has paid the full $60.0 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.

In fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the period of September 29, 2025, the period from September 30, 2025 to December 28, 2025 and the three months ended December 29, 2024, the Company purchased $0.0 million, $12.0 million and $7.2 million, respectively and during the period from June 30, 2025 to September 29, 2025 and the period from September 30, 2025 to December 28, 2025 and the six months ended December 28, 2025 and December 29, 2024, the Company purchased $7.2 million, $12.0 million and $14.4 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the periods. Minimum future product purchase for the remainder of fiscal 2026 and for fiscal 2027 are $12.0 million and $9.6 million, respectively.
The Company will also be required to purchase electricity for its facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $58.9 million over the next 4 years and approximately $24.0 million over the next 8 years, respectively.
The Company reviews the terms of all its long-term supply agreements and assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices and the recoverability of assets related to capacity deposits, as necessary.
Gain Contingency
On the Effective Date, the Company transferred the Contingent Cash into escrow, pursuant to the Contingent Cash Escrow Agreement (as defined in the Plan). The Company does not have ownership or control of these funds, and as such, the Contingent Cash escrow is not recorded on the Company’s unaudited consolidated balance sheet. As discussed in Note 1, “Basis of Presentation and New Accounting Standards,” if Regulatory Approvals are received by the Regulatory Trigger Deadline, $10 million of the Contingent Cash shall be remitted to the Company, which is considered a gain contingency, and as such, is not reflected in the unaudited consolidated balance sheet due to uncertainty of collection. As a result, the funds related to the gain contingency will be recorded in the consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized.
Note 8 – Investments

	Successor
(in millions of U.S. Dollars)	December 28, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$87.5	$0.2	$—	$87.7
Corporate bonds	120.8	0.2	(0.6)	120.4
Municipal bonds	49.2	0.2	(0.2)	49.2
Commercial paper	6.2	—	—	6.2
Total short-term investments	$263.7	$0.6	($0.8)	$263.5
All short-term investments are classified as available-for-sale. No allowance for credit losses was recorded as of December 28, 2025.

	Predecessor
	June 29, 2025
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$192.0	$0.1	$—	$192.1
Corporate bonds	196.8	0.3	(1.5)	195.6
Municipal bonds	79.5	0.2	(0.5)	79.2
Certificates of deposit	5.0	—	—	5.0
Commercial paper	16.3	—	—	16.3
Total short-term investments	$489.6	$0.6	($2.0)	$488.2
All short-term investments are classified as available-for-sale. No allowance for credit losses was recorded as of June 29, 2025.

The contractual maturities of short-term investments as of December 28, 2025 were as follows:

	Successor
(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Ten Years	Total
U.S. treasury securities	$62.0	$25.7	$—	$87.7
Corporate bonds	95.4	25.0	—	120.4
Municipal bonds	45.5	3.7	—	49.2
Commercial paper	6.2	—	—	6.2
Total short-term investments	$209.1	$54.4	$—	$263.5
Note 9 – Fair Value of Financial Instruments
The Company did not have any financial assets or liabilities requiring the use of Level 3 inputs as of December 28, 2025, except as otherwise noted below. There were no transfers between Level 1 and Level 2 during the twelve months ended December 28, 2025.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	Estimated fair value
		Successor	Predecessor
(in millions of U.S. Dollars)	Fair value hierarchy	December 28, 2025	June 29, 2025
Assets:
Money market funds	1	$98.8	$61.8
U.S. treasury securities	1	144.2	224.6
MACOM Shares	1	—	102.0
Municipal bonds	2	49.2	79.2
Corporate bonds	2	119.1	196.8
Commercial paper	2	25.5	28.3
Certificates of deposit	2	$—	$5.0

Liabilities:
Forward equity contract	2	$302.5	$—
Warrants	3	34.2	—
Embedded derivative on New 2L Renesas Convertible Notes	3	$103.5	$—
Forward Equity Contract
The fair value of the forward equity contract is determined using the observable market prices of our common stock and is not adjusted for holding restrictions. Before Regulatory Approvals were obtained, and as of December 28, 2025, the forward equity contract was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in "Non-operating income, net" in the Consolidated Statements of Operation.

Embedded Derivative
The New 2L Renesas Convertible Notes contain embedded conversion features that provide for conversion into shares of common stock as defined in the agreements after receipt of Regulatory Approvals. Before Regulatory Approvals were obtained, and as of December 28, 2025, the conversion feature could only be cash settled as the notes would not be convertible into common stock; the cash settled equity-indexed feature did not qualify for a scope exceptions under ASC 815. Accordingly, this feature is required to be bifurcated and accounted for separately as an embedded derivative. The embedded derivative liability was initially recorded at fair value at the issuance date, with an offsetting discount recorded to the host debt instrument. The discount is amortized to interest expense over the term of the notes using the effective interest method. The embedded derivative was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in “Non-operating income, net" in the Consolidated Statements of Operations. The fair value of the embedded derivatives is determined using the Goldman Sachs binomial lattice model and is classified within Level 3 of the fair value hierarchy. The Embedded Derivative was classified as a Level 3 measurement within the fair value hierarchy because the valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Embedded Derivatives upon the Effective Date and as of December 28, 2025 was 60.0%.
The Embedded Derivative was presented within "Convertible notes, net" on the consolidated balance sheet as of December 28, 2025.
Stock Warrant Liability
Prior to the receipt of Regulatory Approval, and as of December 28, 2025 the stock warrants held by Renesas could only be settled for cash such that they are accounted for as derivative liabilities under ASC 815. The warrant was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in "Non-operating income, net" in the Consolidated Statements of Operation. The fair value of the warrant liability is determined using a Black-Scholes model and is classified within Level 3 of the fair value hierarchy. The Stock Warrant Liability was classified as a Level 3 measurement within the fair value hierarchy because the valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Stock Warrant upon the Effective Date and as of December 28, 2025 was 70.0%.
The Stock Warrant Liability was presented within "Long-term warrant" on the consolidated balance sheet as of December 28, 2025.
Level 3 Rollforward
The following is a rollforward of balances for liabilities classified as recurring Level 3 fair value measurements:

(in millions of U.S. Dollars)	Stock Warrant Liability	Embedded Derivative
Balance as of June 29, 2025 (Predecessor)	—	—
Issuance at September 29, 2025 (See Note 2 and Note 3)	$33.6	$94.5
Changes in fair value	0.6	9.0
Balance as of December 28, 2025	34.2	103.5
Please refer to Note 2, "Emergence from Voluntary Reorganization Under Chapter 11," and Note 3, "Fresh Start Accounting," for additional information on the Forward Equity Contracts, the Embedded Derivative, and the Stock Warrant Liability.

Note 10 – Intangible Assets
The following table presents the components of intangible assets, net:

	Successor			Predecessor
	December 28, 2025			June 29, 2025
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$120.0	($3.3)	$116.7	$—	$—	$—
Developed technology	240.0	(10.4)	229.6	—	—	—
Trade names	28.0	(0.6)	27.4	—	—	—
Fresh start accounting-related intangible assets	$388.0	($14.3)	$373.7	$—	$—	$—
Patent and licensing rights	58.3	(5.2)	53.1	50.5	(26.7)	23.8
Total intangible assets	$446.3	($19.5)	$426.8	$50.5	($26.7)	$23.8

Customer relationships, developed technology, and trade names are amortized over their useful lives, which generally range from 5 to 11 years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from 0.5 to 23 years. Total intangible assets amortization expenses were $1.0 million, $0.0 million and $19.5 million for the period from June 30, 2025 to September 29, 2025, the period of September 29, 2025 and for the period from September 30, 2025 to December 28, 2025, respectively, and $2.7 million and $4.0 million for the three and six months ended December 29, 2024, respectively.
Estimated amortization expense for intangible assets with finite lives for each of the next five years and thereafter is as follows:

					At Quarter End
Fiscal Year Ending	Customer Relationships	Developed Technology	Trade Names	Patents	December 28, 2025
June 28, 2026 (remainder fiscal 2026)	6.7	20.8	1.5	8.4	37.4
June 27, 2027	13.3	41.7	2.9	10.4	68.3
June 25, 2028	13.3	41.7	2.8	7.2	65.0
June 24, 2029	13.3	41.7	2.8	5.7	63.5
June 23, 2030	13.3	41.7	2.8	4.2	62.0
Thereafter	56.8	42.0	14.6	17.2	130.6
Total future amortization expense	116.7	229.6	27.4	53.1	426.8

Note 11 – Long-term Debt
As of June 29, 2025 (Predecessor):

(in millions of U.S. Dollars)	Maturity Date	Effective Interest Rate	Initial Principal	Repayment of principal	Conversion to common stock	Outstanding principal	Unamortized premium/discount	Ending Balance	Equity component	Fair Value	Fair value level
1.75% Convertible Notes	5/1/2026	2.2%	$575.0	$—	$—	$575.0	($2.0)	$573.0	$—	$145.2	Level 2
0.25% Convertible Notes	2/15/2028	0.6%	750.0	—	—	750.0	(7.9)	$742.1	—	186.6	Level 2
1.875% Convertible Notes	12/1/2029	2.1%	1,750.0	—	—	1,750.0	(20.7)	$1,729.3	—	450.6	Level 2
2030 Senior Notes	6/23/2030	16.3%	1,250.0	—	—	1,521.2	(52.3)	$1,468.9	—	1,308.2	Level 2
CRD Agreement Deposits	7/5/2033	6.8%	2,000.0	—	—	2,062.0	(37.3)	$2,024.7	—	556.7	Level 3
			$6,325.0	$—	$—	$6,658.2	($120.2)	$6,538.0	$—	$2,647.3

On the Petition Date, the Company commenced the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the Convertible Notes, Existing Senior Secured Notes, and the unsecured Customer Refundable Deposit Agreement, dated as of July 5, 2023, with Renesas (as amended to date, the “CRD Agreement”). On the Effective Date, the Company emerged from the Chapter 11 Cases.

As of December 28, 2025 (Successor):

(in millions of U.S. Dollars)	Maturity Date(1)	Effective Interest Rate	Initial Principal	Repayment of principal(2)	Conversion to common stock(3)	Outstanding principal	Unamortized premium/discount	Liability-classified derivative	Ending Balance	Equity component(4)	Fair Value	Fair value level
New Senior Secured Notes	6/23/2030	12.9%	$1,259.2	($164.8)	$—	$1,094.4	$104.2	$—	$1,198.6	$—	$1,034.2	Level 2
New 2L Non-Convertible Notes	6/15/2031	12.5%	296.4	—	—	$296.4	(64.8)	$—	$231.6	—	240.5	Level 2
New 2L Non-Renesas Convertible Notes	6/15/2031	3.0%	331.4	—	(18.5)	$312.9	(7.2)	$—	$305.7	159.3	493.6	Level 2
New 2L Renesas Convertible Notes(5)	6/15/2031	12.3%	203.6	—	—	$203.6	(79.3)	$103.5	$227.8	—	215.8	Level 3
			$2,090.6	($164.8)	($18.5)	$1,907.3	($47.1)	$103.5	$1,963.7	$159.3	$1,984.1
(1)Each instrument is as defined in the Plan.
(2)On December 22, 2025, the Company repurchased $175.0 million of aggregate principal of the New Senior Secured Notes, plus accrued and unpaid interest at a purchase price of $197.9 million. On December 23, 2025, $10.2 million of Paid-in-Kind ("PIK") Interest was incurred and recorded to the outstanding New Senior Secured Notes principal amount.
(3)On September 29, 2025, the Company issued the New 2L Non-Renesas Convertible Notes and New 2L Renesas Convertible Notes. The notes bear interest at 2.5% per annum on the outstanding principal, are secured, and are convertible into shares of Wolfspeed common stock at a conversion price of $12.23 and $18.35 per share, respectively. As of December 28, 2025, $18.5 million of New 2L Non-Renesas Convertible Notes were converted into 1.5 million shares of Wolfspeed common stock.
(4)ASC Topic 470: Debt (“ASC 470”) presumes that when a convertible debt instrument is issued at a substantial premium compared to the principal amount, the premium should be recognized in equity as paid-in-capital. The excess of the initial carrying amount over par of $168.8 million was recorded to additional paid-in-capital. Approximately 5.6% of the equity component is not related to the outstanding convertible notes due to conversions during the period.
(5)The conversion option does not qualify for a derivative scope exception and is accounted for as a separate derivative liability, initially recognized with a corresponding discount on the debt. The derivative is remeasured at fair value at each reporting period with changes recognized through change in fair value of derivative instruments on the consolidated statements of operations. At December 28, 2025, the fair value of $215.8 million includes the fair value of the embedded derivative of $103.5 million.

On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and each holder of the aforementioned corporate debt holdings and deposits under the CRD Agreement received portions of the restated debt obligations and New Common Stock, and all of the Company’s outstanding obligations under the aforementioned corporate debt holdings and CRD Agreement were discharged and terminated. Please refer to Note 1, "Basis of Presentation and New Accounting Standards," and Note 2, "Emergence from Voluntary Reorganization under Chapter 11," for additional information on the long-term debt.

Interest Expense

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Interest expense, net	$51.8	$—	$66.6
Amortization of premium, discount and debt issuance costs, net of capitalized interest	5.5	—	13.3
Interest expense, other	0.7	—	0.6
Total interest expense, net	$58.0	$—	$80.5

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Interest expense, net(1)	$51.8	$—	$123.4
Amortization of premium, discount and debt issuance costs, net of capitalized interest	5.5	—	20.0
Interest expense, other	0.7	0.7	1.6
Total interest expense, net	$58.0	$0.7	$145.0
(1): Excludes contractual interest of $99.7 million for the period from June 30, 2025 to September 29, 2025.
The Company capitalizes interest in connection with ongoing capacity expansions. Upon the substantial completion of the Siler City Fab at the end of fiscal 2025, interest capitalization ceased. Total interest expense capitalized for the three and six months ended December 29, 2024 were $20.9 million and $38.8 million, respectively.

Note 12 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Successor	Predecessor
(in millions of U.S. Dollars, except share data)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Net (loss) income	$(150.6)	$1,063.8	$(372.2)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic (in thousands)	26,057	156,185	129,018
Net income (loss) per share attributable to common stockholders, basic	(5.78)	6.81	(2.88)

Net income (loss) attributable to common stockholders, diluted	(150.6)	1,063.8	(372.2)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic (in thousands)	26,057	156,185	129,018
Weighted-average effect of potentially dilutive securities:
RSUs (Successor)	—	—	—
2L Convertible Notes	—	—	—
1.75% Convertible Notes	—	12,152	—
0.25% Convertible Notes	—	5,895	—
1.875% Convertible Notes	—	14,721	—
RSUs (Predecessor)	—	9	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted (in thousands)	26,057	188,962	129,018

Net income (loss) per share attributable to common stockholders, diluted	$(5.78)	$5.63	$(2.88)

	Successor	Predecessor
(in millions of U.S. Dollars, except share data)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Net (loss) income	$(150.6)	$420.2	$(654.4)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic (in thousands)	26,057	156,185	127,876
Net income (loss) per share attributable to common stockholders, basic	(5.78)	2.69	(5.12)

Net income (loss) attributable to common stockholders, diluted	(150.6)	420.2	(654.4)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic (in thousands)	26,057	156,185	127,876
Weighted-average effect of potentially dilutive securities:
RSUs (Successor)	—	—	—
2L Convertible Notes	—	—	—
1.75% Convertible Notes	—	12,152	—
0.25% Convertible Notes	—	5,895	—
1.875% Convertible Notes	—	14,721	—
RSUs (Predecessor)	—	99	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, diluted (in thousands)	26,057	189,052	127,876

Net income (loss) per share attributable to common stockholders, diluted	$(5.78)	$2.22	$(5.12)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss.
For the period of September 29, 2025, the period from June 30, 2025 to September 29, 2025 and the period from September 30, 2025 to December 28, 2025, 0.0 million, 0.0 million and 63.2 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended December 29, 2024, 9.5 million and 9.2 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
For periods subsequent to the receipt of the Regulatory Approvals, the Company will calculate the dilutive impact of the New 2L Renesas Convertible Notes on earnings per share using the if-converted method, if dilutive. The New 2L Renesas Convertibles Notes will be reflected in the calculation of diluted earnings per share using the if-converted method. Refer to Note 2, "Emergence from Voluntary Reorganization Under Chapter 11" and Note 3, "Fresh Start Accounting" for additional discussion regarding additional dilution related to the receipt of Regulatory Approvals.
Note 13 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has two equity-based compensation plans, the Long-Term Incentive Plan and the Management Incentive Plan, which each provide for awards in the form of incentive stock options, stock appreciation right, restricted stock, restricted stock unit, performance share, performance stock unit, performance unit, other awards, or any combination of these. Please refer to Note 1 "Basis of Presentation and New Accounting Standards" for more information on the two equity-based compensation plans.

The Company’s stock-based awards can be either service-based and/or performance-based. Performance-based conditions are generally tied to future financial and/or operating performance of the Company and/or external based market metrics. The compensation expense with respect to performance-based grants is recognized if the Company believes it is probable that the performance condition will be achieved. The Company reassesses the probability of the achievement of the performance condition at each reporting period, and adjusts the compensation expense for subsequent changes in the estimate or actual outcome. As with non-performance based awards, compensation expense is recognized over the vesting period. For performance awards with market conditions, the Company estimates the grant date fair value using the Monte Carlo valuation model and expenses the awards over the vesting period regardless of whether the market condition is ultimately satisfied.
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Cost of revenue, net	$5.9	$—	$9.0
Research and development	0.3	—	2.9
Sales, general and administrative	1.4	—	8.3
Total stock-based compensation expense	$7.6	$—	$20.2

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Cost of revenue, net	$5.9	$7.8	$17.5
Research and development	0.3	2.2	6.1
Sales, general and administrative	1.4	3.6	20.3
Total stock-based compensation expense	$7.6	$13.6	$43.9
Stock-based compensation expense may differ from the impact of stock-based compensation to additional paid in capital due to manufacturing related stock-based compensation capitalized within inventory.
Market or Performance-based stock units
During the period from September 30, 2025 to December 28, 2025, the Company granted 1.1 million performance stock units ("PSUs") pursuant to the 2025 MIP. The PSUs vest 50% based on achievement on internal metrics that include revenue and leveraged free cash flow targets, while 50% are earned based on the Company's total stockholder return (“TSR”) relative to the TSR of the constituents of the Russell 3000 Index (the “Index”). For the PSUs granted from September 30, 2025 to December 28, 2025, the performance period commenced on December 1, 2025 and will end on June 30, 2028. The number of shares vesting could range from —% to 200% times the target number of units granted.
The fair values of PSUs based on TSR are estimated using a Monte Carlo simulation. The determination of fair value of the PSUs is based on our stock price and a number of assumptions including the expected volatility, expected dividend yield and the risk-free interest rate. The expected volatility at the date of grant was based on the historical volatilities of our stock and the companies included in the Index over the performance period. The Monte Carlo model is based on random projections of stock-price paths and must be repeated numerous times to achieve a probabilistic assessment. The key assumptions used in valuing these market-based awards are as follows:

Successor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025
Number of simulations	500,000
Expected volatility	52.44%
Expected life in years	2.56 years
Risk-free interest rate	3.55%
Dividend yield	—%

The grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $30.91 per share for the PSU grants issued during the period from September 30, 2025 to December 28, 2025.
Note 14 – Income Taxes
In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 21% is primarily due to: (i) changes in the Company’s valuation allowances against deferred tax assets in the U.S., (ii) projected income for the full year derived from international locations with differing tax rates than the U.S. and (iii) projected tax credits generated.
On the Effective Date, the Company emerged from Chapter 11 upon all the conditions of the effectiveness of the Plan being satisfied or waived and the Plan becoming effective. Generally, any discharge of the Company's debt obligations for an amount less than the debt’s adjusted issue price will give rise to cancellation of debt (“COD”) income. Under Section 108 of the Code, a taxpayer is required to exclude COD from gross income if the debtor is under the jurisdiction of a court in a case under Chapter 11 of the Bankruptcy Code and the discharge of debt occurs pursuant to that proceeding. As a consequence of such an exclusion, a taxpayer generally must reduce certain of its tax attributes by the amount of COD income that it excluded from gross income. U.S. federal income tax attributes subject to reduction generally include (i) net operating losses ("NOLs") and NOL carryforwards; (ii) general business credit carryovers; (iii) capital loss carryovers; (iv) tax basis in assets; and (v) foreign tax credit carryovers. As a result of the emergence from the Chapter 11 Cases, the Company estimates that it will recognize $3.4 billion of COD income. The Company expects to be able to offset the COD income with current year NOL and NOL carryforwards. Any remaining pre-emergence NOL carryforwards are expected to be subject to Section 382 limitation as discussed below. Many states have similar rules for attribute reduction which will result in the reduction of certain of the Company’s state income tax attributes including NOL carryforwards. The final tax impacts of emergence from the Chapter 11 Cases, including the overall effect on the Company’s tax attributes and tax basis in assets, will be refined based on the Company’s final June 28, 2026 financial position as required under the Code.
Section 382 of the Code provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by Section 382 of the Code). An "ownership change" is generally defined as greater than 50-percentage-point cumulative changes in equity ownership of certain stockholders over a rolling three-year period. The Company completed a Section 382 study and determined prior to the Effective Date it had not undergone a change; however, a change did occur on the Effective Date. The Company may be limited in its ability to utilize net operating loss and tax credit carryforwards remaining after the foregoing attribute reduction rules and generated prior to the Effective Date to offset future taxable income.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of December 28, 2025, the Company has concluded that it is necessary to maintain a full valuation allowance against its U.S. deferred tax assets. The reductions in NOL carryforwards as a result of COD income are expected to be offset by a corresponding decrease to the Company's valuation allowance as of December 28, 2025.
Note 15 - Restructuring
2025 Restructuring Plan
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerates its transition from 150mm to 200mm silicon carbide devices (the "2025 Restructuring Plan"). The 2025 Restructuring Plan resulted in a cumulative total headcount reduction of approximately 28%. The Company's 150mm device fabrication facility in North Carolina has ceased production in the second quarter of fiscal 2026. The Company expects to incur additional costs over the next three to six months in association with the 2025 Restructuring Plan, specifically the wind-down of the 150mm device fabrication facility in Durham, North Carolina.

The Company expects to incur approximately $460 million of total restructuring and related costs, including approximately $75 million of involuntary and voluntary severance costs, $125 million of other closure-related cash costs, and approximately $260 million of charges related to long-lived assets and other non-cash costs, including accelerated depreciation and impairments upon abandonment or disposal of machinery and equipment.
A summary of the charges recognized in the consolidated statements of operations through the second quarter of fiscal 2026 and fiscal 2025, respectively, resulting from these restructuring activities is shown below:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024
Accelerated depreciation	$—	$—	$11.7
Inventory write-down/scrap	9.1	—	—
Other closure-related costs	5.9	—	19.7
Total cost of revenue, net	$15.0	$—	$31.4

Impairments on abandoned assets	$0.1	$—	$124.5
Severance(1)	0.6	—	15.0
Accelerated depreciation (2)	—	—	5.7
Contract termination costs	—	—	—
Other closure-related costs	0.9	—	11.5
Other operating expense	$1.6	$—	$156.7
Total	$16.6	$—	$188.1

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Accelerated depreciation	$—	$5.6	$23.4
Inventory write-down/scrap	9.1	2.5	—
Other closure-related costs	5.9	10.0	42.3
Total cost of revenue, net	$15.0	$18.1	$65.7

Impairments on abandoned assets	$0.1	$0.1	$124.5
Severance(1)	0.6	0.1	51.5
Accelerated depreciation (2)	—	—	12.8
Contract termination costs	—	2.3	—
Other closure-related costs	0.9	1.2	20.7
Other operating expense	$1.6	$3.7	$209.5
Total	$16.6	$21.8	$275.2
(1)Employee severance and benefit costs include the early exit program activity
(2) Includes net impact of change in salvage value and estimated useful life related to 150mm fab tooling and equipment

A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of December 28, 2025 follows:

	Predecessor			Successor
(in millions of U.S. Dollars)	As of June 29, 2025	Charges	Usage	December 28, 2025
Employee severance and benefit costs(1)	$25.2	$0.8	($17.8)	$8.2
Contract termination liability	5.5	2.3	(3.3)	4.5
Total	$30.7	$3.1	($21.1)	$12.7
(1)Employee severance and benefit costs includes the early exit program activity

2026 Restructuring Plan
During the second quarter of fiscal 2026, the Company implemented and substantially completed a headcount reduction. The costs related to this initiative, primarily severance, were recorded in the second quarter of fiscal 2026. No further charges are expected.
A summary of the charges recognized in the consolidated statements of operations through the second quarter of fiscal 2026 resulting from these restructuring activities is shown below:

Successor
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025
Severance(1)	8.0
Other operating expense	$8.0
(1)Employee severance and benefit costs include the early exit program activity
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of December 28, 2025 follows:

	Predecessor			Successor
(in millions of U.S. Dollars)	As of June 29, 2025	Charges	Usage	December 28, 2025
Employee severance and benefit costs(1)	$—	$8.0	($3.1)	$4.9
Total	$—	$8.0	($3.1)	$4.9
(1)Employee severance and benefit costs includes the early exit program activity

Note 16 - Subsequent Events
On January 29, 2026, the Committee on Foreign Investment in the United States (“CFIUS”) formally cleared the Company's issuance of equity to Renesas. Pursuant to the Plan, on January 29, 2026, because all Regulatory Approvals, including CFIUS clearance, were received prior to the Regulatory Trigger Deadline, the Company issued 16,852,372 shares of common stock New Common Stock to Renesas. Additionally, holders of Old Common Stock immediately prior to the Plan Effective Date will receive their pro rata portion of 871,287 shares of New Common Stock. In addition, upon receipt of CFIUS clearance, the Renesas Warrant became exercisable and the New 2L Renesas Convertible Notes became convertible. Additionally, upon receipt of the Regulatory Approvals and the shares described above, Renesas' designation rights per the Investor Rights and Disposition Agreement were no longer applicable. Refer to "Note 2 - Emergence from Voluntary Reorganization under Chapter 11" for additional information.

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
Recent Events
Prepackaged Chapter 11 Cases

On June 30, 2025 (the “Petition Date”), Wolfspeed, Inc. (the "Company," "we," "us," or "our") and its wholly owned subsidiary, Wolfspeed Texas LLC (together with the Company, the “Debtors”), voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).

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

On September 8, 2025, the Court entered the Order (I) Approving the Disclosure Statement, (II) Confirming Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (III) Approving Entry into the Backstop Agreement (Docket No. 285) (the “Confirmation Order”), which, among other things, confirmed the Plan.

On September 29, 2025 (the "Effective Date"), the Company emerged from the Chapter 11 Cases upon all the conditions to the effectiveness of the Plan being satisfied or waived and the Plan becoming effective. Refer to Note 1, "Basis of Presentation and New Accounting Standards" and Note 2, “Emergence from Voluntary Reorganization under Chapter 11,” to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Upon the Company’s emergence from the Chapter 11 Cases, the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date. Refer to Note 3, “Fresh Start Accounting,” to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on or before the Effective Date.
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials and device products in the power market, and our ability to adapt to evolving competitive dynamics to retain and grow market share for these applications. We have been experiencing softening demand for our products and continued price pressure in certain applications. We continue to expect increased mid- and long-term demand growth, however the timing and extent of these increases remains uncertain. We also continue to explore opportunities to expand adoption of our products in new and growing industries, such as AI and datacenters, grid modernization and renewable energy and storage.
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

Business Outlook
We believe we are uniquely positioned as a vertically integrated supplier of U.S.-made silicon carbide products in the global semiconductor industry. We are currently focused on three key priorities designed to put us on a path toward long-term growth and profitability:
~~•~~Accelerating our path to profitability;
•Advancing our technology leadership; and
•Driving operational excellence.
We believe these efforts will support our goals of delivering long-term growth and profitability, while enabling us to continue to invest in our business to further develop the technologies and accelerate the growth opportunities of silicon carbide materials and silicon carbide power devices and modules.

Results of Operations
Basis of Presentation
Beginning on the Effective Date, we adopted fresh start accounting, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 29, 2025 are not comparable with the consolidated financial statements on or prior to that date. Refer to Note 3, "Fresh Start Accounting," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details.
References to "Successor" relate to the financial position and results of operations of the Company after the Effective Date. References to "Predecessor" refer to the financial position and results of operations of the Company on or before the Effective Date.
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
Period from September 30, 2025 to December 28, 2025 (Successor) and September 29, 2025 (Predecessor) Compared to Three Months Ended December 29, 2024 (Predecessor)
Consolidated statements of operations for the period from September 30, 2025 to December 28, 2025 (Successor), period of September 29, 2025 (Predecessor) and the three months ended December 29, 2024 (Predecessor), along with the change between the Successor period as compared to the three months ended December 29, 2024 were as follows:

	Successor		Predecessor
	Period from September 30, 2025 to December 28, 2025		September 29, 2025		Three months ended December 29, 2024		Change
(in millions of U.S. Dollars, except share data)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	$	%
Power products	$118.3	70.2%	$—	—%	$90.8	50.3%	$27.5	30.3%
Materials products	50.2	29.8%	—	—%	89.7	49.7%	(39.5)	(44.0)%
Revenue, net	168.5	100.0%	—	—%	180.5	100.0%	(12.0)	(6.6)%
Cost of revenue, net	246.8	146.5%	—	—%	217.7	120.6%	29.1	13.4%
Gross (loss) profit	(78.3)	(46.5)%	—	—%	(37.2)	(20.6)%	(41.1)	110.5%
Research and development	24.9	14.8%	—	—%	44.4	24.6%	(19.5)	(43.9)%
Sales, general and administrative	29.4	17.4%	—	—%	51.1	28.3%	(21.7)	(42.5)%
Factory start-up costs	—	—%	—	—%	22.8	12.6%	(22.8)	(100.0)%
Gain on disposal of property and equipment	(2.4)	(1.4)%	—	—%	(0.8)	(0.4)%	(1.6)	200.0%
Restructuring and other expenses	28.2	16.7%	—	—%	168.3	93.2%	(140.1)	(83.2)%
Operating loss	(158.4)	(94.0)%	—	—%	(323.0)	(178.9)%	164.6	(51.0)%
Reorganization items, net	—	—%	(1,067.3)	(100.0)%	—	—%	—	—%
Interest expense, net of capitalized interest	58.0	34.4%	—	—%	80.5	44.6%	(22.5)	(28.0)%
Non-operating income, net	(67.0)	(39.8)%	—	—%	(31.2)	(17.3)%	(35.8)	114.7%
(Loss) income before income taxes	(149.4)	(88.7)%	1,067.3	100.0%	(372.3)	(206.3)%	222.9	(59.9)%
Income tax expense (benefit)	1.2	0.7%	3.5	100.0%	(0.1)	(0.1)%	1.3	(1,300.0)%
Net (loss) income	($150.6)	(89.4)%	$1,063.8	100.0%	($372.2)	(206.2)%	$221.6	(59.5)%

Revenue
The $12 million decrease in net sales for the Successor period ended December 28, 2025, compared to three months ended December 29, 2024 was primarily due to:

•Net sales of our Materials Product offerings decreased primarily due to lower volumes as our substrate customers continue to adjust the timing and size of their orders to rebalance supply to match weaker end market demand. The proportion of Materials Products revenue attributable to long-term supply agreements with customers has decreased compared to the same periods in fiscal 2025, resulting in more volatility in the timing and pricing of our materials orders.
•Net sales of our Power Product offerings increased for both automotive and industrial applications. End-of-life buys from our distributors associated with the planned shutdown of our 150mm device fab in Durham, North Carolina also contributed to revenue growth during the first and second quarters of fiscal 2026. The revenue growth from our industrial applications was partially attributable to emerging opportunities for our AI and data center applications, a relatively small but growing vertical for our Power Products.
Cost of Revenue, Net and Gross Margin
The primary drivers of the $41 million decrease in gross profit for the Successor period ended December 28, 2025 compared to the three months ended December 29, 2024 included the following:
•Lower revenues as discussed above and unfavorable sales mix attributable to growth in lower margin Power Product offerings.
•$23 million increase in the carrying value of work-in-progress ("WIP") and finished goods inventory upon adoption of fresh start accounting, the entirety of which was recognized in cost of revenue, net in the second quarter of fiscal 2026 as the related inventory was sold.
•$16 million increase in intangible-related amortization expense presented in Cost of revenue, net, related to additional intangible assets recognized upon adoption of fresh start accounting.
•$20 million increase in underutilization costs, primarily related to the achievement of production readiness at our Siler City Fab at the end of fiscal 2025. Prior to the substantial completion of the facility, these costs were included in start-up costs within Operating Expenses. We expect to continue to incur significant underutilization costs until market demand for our products meets or exceeds our production capacity.
•$16 million increase in write-downs related to obsolete customer-specific inventory we intend to scrap.
•$10 million decrease in depreciation expense related to the adoption of fresh start accounting. The favorable impact of lower depreciation expense will increase in future quarters as additional inventory is sold.
•$16 million decrease in restructuring and other closure-related costs.

Research and Development
The $19 million decrease in research and development expenses for the Successor period ended December 28, 2025 compared to three months ended December 29, 2024, was primarily due to:
•$8 million attributable to planned decreases in the amount of research and development wafer spend from product transfers and technology qualifications related to the Mohawk Valley Fab ramp;
•$6 million attributable to decreases in personnel costs, driven by lower headcount and lower estimated bonus attainment, and lower stock-based compensation costs attributable to the cancellation of unvested restricted stock unit ("RSU") and performance stock unit ("PSU") awards upon emergence from the Chapter 11 Cases; and
•$4 million attributable to lower depreciation expense from the adoption of fresh start accounting,
Sales, General and Administrative
The $22 million decrease in sales, general and administrative expenses for the Successor period ended December 28, 2025 compared to the three months ended December 29, 2024 was primarily due to:
•$16 million attributable to decreases in personnel costs related to lower headcount and lower estimated bonus attainment, and lower stock-based compensation costs attributable to the cancellation of unvested RSU and PSU awards upon emergence from the Chapter 11 Cases; and
•$5 million attributable to planned reductions in marketing and outside services related to cost optimization efforts.

Factory Start-up Costs
The $23 million decrease in factory start-up costs for the Successor period ended December 28, 2025 compared to the three months ended December 29, 2024, related to the substantial completion of the initial phase of construction of our materials manufacturing facility in Siler City, North Carolina. Refer to Note 1, "Basis of Presentation and New Accounting Standards," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details on the change in accounting policy due to the adoption of fresh start accounting.
Restructuring and Other Operating Expense

	Successor	Predecessor		Change
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024	$	%
Restructuring and other exit costs	$9.6	$—	$156.7	($147.1)	(94)%
Project, transformation and transaction costs	14.1	—	7.8	6.3	81%
Executive severance costs	—	—	1.4	(1.4)	(100)%
Amortization or impairment of fresh start accounting and acquisition-related intangibles	4.0	—	0.3	3.7	1,233%
Other	0.5	—	2.1	(1.6)	(76)%
Restructuring and other expenses	$28.2	$—	$168.3	($140.1)	(83)%

The decrease in Restructuring and other operating expenses during the Successor period ended December 28, 2025 compared to the three months ended December 29, 2024, was primarily driven by a decrease in restructuring charges related to our headcount reduction and facility consolidation plans, partially offset by an increase in costs related to our Chapter 11 Cases that did not qualify as reorganization items, net, and a $4 million increase in amortization expense, related to intangible assets recognized upon adoption of fresh start accounting.
Reorganization items, net
Reorganization items, net for the Predecessor period of September 29, 2025 related to our emergence from Chapter 11 bankruptcy and primarily consisted of the gain on settlement of liabilities subject to compromise and the impacts of fresh start valuation adjustments. Refer to Note 2 - Emergence from Voluntary Reorganization Under Chapter 11 for additional details on the items included within Reorganization items, net.
Interest Expense, net
The decrease in interest expense during the Successor period ended December 28, 2025 compared to the three months ended December 29, 2024 was primarily related to decreases in our outstanding debt obligations upon emergence from the Chapter 11 Cases.
Non-Operating Expense, net

	Successor	Predecessor		Change
(in millions of U.S. Dollars)	Period from September 30, 2025 to December 28, 2025	September 29, 2025	Three months ended December 29, 2024	$	%
Changes in fair value of liability classified derivative contracts	($59.1)	—	$—	($59.1)	(100)%
Interest income	(9.6)	—	(17.0)	7.4	(44)%
Realized gain on MACOM Shares	—	—	(15.7)	15.7	(100)%
Other expense, net	1.7	—	1.5	0.2	13%
Non-operating expense, net	($67.0)	$—	($31.2)	($35.8)	115%

The decrease in interest income during the Successor period ended December 28, 2025 compared to the three months ended December 29, 2024 was primarily due to lower short-term investment balances and a lower interest rate environment. The changes in fair value of derivatives are primarily related to the mark-to-market fair value impact on our equity forward contracts, fair value conversion option derivative and the warrant issued to Renesas.

Period from September 30, 2025 to December 28, 2025 (Successor) and June 30, 2025 to September 29, 2025 (Predecessor) compared with Six months ended December 29, 2024 (Predecessor)

	Successor		Predecessor		Predecessor
	Period from September 30, 2025 to December 28, 2025		Period from June 30, 2025 to September 29, 2025		Six months ended December 29, 2024
(in millions of U.S. Dollars)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Power products	$118.3	70.2%	$131.8	67.0%	$187.9	50.1%
Material products	50.2	29.8%	65.0	33.0%	187.3	49.9%
Revenue, net	168.5	100.0%	196.8	100.0%	375.2	100.0%
Cost of revenue, net	246.8	146.5%	273.9	139.2%	448.6	119.6%
Gross loss	(78.3)	(46.5)%	(77.1)	(39.2)%	(73.4)	(19.6)%
Research and development	24.9	14.8%	31.7	16.1%	95.3	25.4%
Sales, general and administrative	29.4	17.4%	37.9	19.3%	113.3	30.2%
Factory start-up costs	—	—%	—	—%	42.5	11.3%
Gain on disposal of property and equipment	(2.4)	(1.4)%	(5.7)	(2.9)%	(0.8)	(0.2)%
Restructuring and other expenses	28.2	16.7%	20.4	10.4%	229.4	61.1%
Operating loss	(158.4)	(94.0)%	(161.4)	(82.0)%	(553.1)	(147.4)%
Reorganization items, net	—	—%	(563.4)	(286.3)%	—	—%
Interest expense, net of capitalized interest	58.0	34.4%	0.7	0.4%	145.0	38.6%
Non-operating income, net	(67.0)	(39.8)%	(22.4)	(11.4)%	(44.0)	(11.7)%
(Loss) income before income taxes	(149.4)	(88.7)%	423.7	215.3%	(654.1)	(174.3)%
Income tax expense (benefit)	1.2	0.7%	3.5	1.8%	0.3	0.1%
Net (loss) income	($150.6)	(89.4)%	$420.2	213.5%	($654.4)	(174.4)%
The primary drivers of changes in the financial statement line items noted below, for the periods from September 30, 2025 to December 28, 2025 (Successor) and June 30, 2025 to September 29, 2025 (Predecessor) compared with the period of the six months ended December 29, 2024 (Predecessor) included the following:
•Revenue, net - Decreases in net sales of our Materials Products offerings driven by lower revenue attributable to long-term supply agreements and our customers' rebalancing supply to match weaker end market demand were partially offset by increases in net sales of our Power Product offerings for both automotive and industrial applications, partially attributable to end-of-life buys associated with the shutdown of our 150mm device fab in Durham, North Carolina, and growth in emerging applications for silicon carbide devices such as AI and data center applications.
•Cost of Revenue, net and Gross loss - Increases in cost of revenue, net and the corresponding decrease in Gross loss and Gross margin were primarily attributable to the following:
◦$23 million of additional product costs related to fair value step-ups on WIP and Finished Goods recorded upon adoption of fresh start accounting, which was fully recognized as the products were sold in the Successor period ended December 28, 2025.
◦$15 million of additional amortization expenses related to the recognition of developed technology and changes in the fair value of other intangibles upon the adoption of fresh start accounting, recognized in the Successor period ended December 28, 2025.
◦Higher underutilization costs during the Predecessor and Successor periods of fiscal 2026, related to the achievement of production readiness at our Siler City Fab. Prior to the substantial completion of the facility in late fiscal 2025, these costs were included in start-up costs. We expect to continue to incur significant underutilization costs until market demand for our products meets or exceeds our production capacity.

◦Specific reserves and inventory write-offs related to obsolete products as well as the planned shutdown of our 150mm device fab completed in the Successor period.
◦Unfavorable changes in product mix for Power devices and pricing pressure for certain product lines.
◦The items above were partially offset by lower restructuring and closure-related charges related to our 2025 Restructuring Plan, as well as lower depreciation expense in the Successor period attributable to the fair value adjustments to property, plant, and equipment as part of our adoption of fresh start accounting. A portion of the $45 million favorable benefit from this reduction in depreciation expense was absorbed into inventory and will benefit future periods.
•Research and Development - The changes in researches in development costs were attributable to expected decreases in wafer spend from product transfers and technology qualifications, related to the timing of the Mohawk Valley Fab ramp in the prior period, as well as lower personnel costs related to the 2025 Restructuring Plan and the cancellation of unvested stock awards upon emergence from the Chapter 11 Cases. Additionally, the adoption of fresh start accounting reduced depreciation expense by $4 million.
•Sales, General & Administrative - The changes in sales, general and administrative expenses were primarily attributable to a decreases in personnel costs related to lower headcount and lower estimated bonus attainment. Additionally, planned reductions in marketing and outside service spend related to cost optimization efforts.
•Factory Start-up Costs - The decrease in start-up costs for the Predecessor and Successor periods of fiscal 2026 related to the attainment of production readiness at the Siler City Fab, described above. These costs are now included within Cost of Revenue, net.
•Restructuring and Other Operating Expenses - The changes in Restructuring and Other Operating Expenses primarily related to a significant decrease in Restructuring and other exit costs compared to the prior period, due to the timing of the 2025 Restructuring Plan and closure of the Farmer's Branch facility in December 2025. These decreases were partially offset by a $4 million increase in intangible-related amortization expense during the Successor period, related to the adoption of fresh start accounting. Additionally, we incurred higher project, transformation, and transaction costs which primarily includes certain personnel and professional service costs related to the implementation of the Chapter 11 Cases and other internal optimization efforts.
•Reorganization Items, net - The increase in Reorganization Items, net related to the filing and subsequent emergence from our Chapter 11 Cases during the Predecessor period of fiscal 2026, and primarily consisting of professional fees, gain on settlement of liabilities subject to compromise, and fair value adjustments related to the adoption of fresh start accounting.
•Interest Expense, net - The changes in interest expense, net primarily related to the Chapter 11 Cases. Certain payments made prior to the Effective Date that would have otherwise been presented as Interest expense, were considered adequate protection payments and presented in Reorganization items, net. Furthermore, after the Effective Date, interest expense was lower than the prior period as a result of a decrease in outstanding debt obligations upon emergence from the Chapter 11 Cases.
•Non-Operating Income/Expense - The changes in non-operating income (expense), net primarily related to the remeasurement of certain liability-classified derivatives in the Successor period, as further described in Note 3 and Note 9 of the Notes to Consolidated Financial Statements. The gains from mark-to-market adjustments on the liability-classified derivatives were partially offset by lower interest income attributable to lower average cash balances and less favorable yields.
•Income Tax Expense - The changes in Income Tax Expense for the period primarily related to the income tax-related impacts of the Chapter 11 Cases and adoption of fresh start accounting.

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
On September 29, 2025, we emerged from the Chapter 11 Cases. On the Effective Date, we issued new secured financing in an aggregate amount of $2.1 billion, consisting of (i) new Senior Secured Notes due 2030 (the "New Senior Secured Notes") in an aggregate principal amount of $1.3 billion, (ii) 7%/12% second lien senior secured PIK toggle notes due 2031 (the "New 2L Non-Convertible Notes") in an aggregate principal amount of $296.4 million, (iii) new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 in an aggregate principal amount of $203.6 million to Renesas (the "New 2L Renesas Convertible Notes") and (iv) new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 (the "New 2L Non-Renesas Convertible Notes") in an aggregate principal amount of $331.4 million, including the payment of the $30.25 million under the Rights Offering Backstop Commitment Agreement, dated June 22, 2025, between the Company, the rights offering backstop parties and the rights offering backstop parties thereto.
Refer to Note 11, "Long-term Debt," for additional information on our debt obligations and Note 1, "Basis of Presentation and New Accounting Standards," Note 2 "Emergence from Voluntary Reorganization under Chapter 11," and Note 3, "Fresh Start Accounting," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our Chapter 11 Cases and the adoption of fresh start accounting.

Overview
The following table sets forth our cash, cash equivalents and short-term investments:

	Successor	Predecessor
(in millions of U.S. Dollars)	December 28, 2025	June 29, 2025	Change
Cash and cash equivalents	$1,028.8	$467.2	$561.6
Short-term investments	263.5	488.2	(224.7)
Total cash, cash equivalents and short-term investments	$1,292.3	$955.4	$336.9
In summary, our cash flows were as follows:

	Successor	Predecessor	Predecessor
in millions of U.S. Dollars	Period from September 30, 2025 to December 28, 2025	Period from June 30, 2025 to September 29, 2025	Six months ended December 29, 2024
Net cash used in operating activities	($42.6)	($22.4)	($327.1)
Net cash provided by (used in) investing activities	787.6	136.9	(423.2)
Net cash (used in) provided by financing activities	(197.0)	(101.5)	318.5
Effects of foreign exchange changes on cash and cash equivalents	(0.2)	0.8	(0.1)
Net change in cash and cash equivalents	$547.8	$13.8	($431.9)
The net increase in cash and cash equivalents of $337 million between December 28, 2025 and June 29, 2025 was primarily driven by cash flows from the following activities:
•Operating activities — Cash used in operating activities results from net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities for the period from June 30, 2025 to September 29, 2025 (Predecessor) and the period from September 30, 2025 to December 28, 2025 (Successor) compared to the six months ended December 29, 2024, decreased by approximately $262 million. This decrease was primarily driven by lower interest payments due to the Chapter 11 Cases, the timing of severance payments, decreases in payroll and other operating costs attributable to our restructuring initiatives, and favorable changes in working capital, partially offset by higher professional service costs attributable to the Chapter 11 Cases.

•Investing activities — Investing cash flows consist primarily of capital expenditures and short-term investment activity. Cash provided by investing activities for the period from June 30, 2025 to September 29, 2025 (Predecessor) and the period from September 30, 2025 to December 28, 2025 (Successor) compared to the six months ended December 29, 2024 increased by $1.3 billion, primarily attributable to a planned decrease in gross capital expenditures and the receipt of approximately $700 million in Advanced Manufacturing Investment Credit refundable tax credits. Additional increases in cash proceeds received from the disposal of non-core buildings and equipment and the MACOM Shares were primarily offset by lower proceeds from the net sale and maturity of short-term investments.

•Financing activities — Financing cash flows consist primarily of debt transactions and debt-related payments related to the Chapter 11 cases, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used in financing activities for the period from June 30, 2025 to September 29, 2025 (Predecessor) and the period from September 30, 2025 to December 28, 2025 (Successor), compared to the six months ended December 29, 2024 increased by $617 million, primarily attributable to $565 million used in fiscal 2026 to repay our pre- and post-bankruptcy senior secured notes, per the terms of those agreements and the Chapter 11 claims settlements, and a net decrease of approximately $47 million attributable in cash proceeds received from debt issuances and our at-the-market offering in fiscal 2025.

Sources and Uses of Liquidity
Under the terms of the Restructuring Support Agreement and the Plan, following the emergence from the Chapter 11 Cases, we reduced our overall debt by approximately 70%, or $4.6 billion. We expect that our current operating forecast over the next 12 months will allow us to maintain operations and meet our obligations to customers, vendors and employees in the ordinary course of business.
Cash on hand during the first half of fiscal 2026 was primarily used for the following:
•normal recurring operating expenses;
•professional service fees associated with our Chapter 11 Cases;
•implementation of the restructuring plans described in Note 15, "Restructuring," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report ; and
•repayments of principal for the Existing and New Senior Secured Notes.

Our currently anticipated sources of liquidity for the remainder of fiscal 2026 include:
•receipts from customers and other operating activities;
•expected receipts under government incentive programs; and
•proceeds from the sale of our non-core assets and other short-term investments.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures; and
~~•~~repayments of debt and interest.
The initial phases of our major expansion projects at the Mohawk Valley Fab and the Siler City Fab were substantially completed as of late fiscal 2025. Consequently, we expect gross capital investment to decrease significantly, to approximately $49 million during the remainder of fiscal 2026. We also believe our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase. We also continue to actively pursue opportunities for federal funding, including but not limited to awards that may be made available through the CHIPS Act or other programs, including the recently established United States Investment Accelerator Office ("federal funding opportunities").
We will continue to have take-or-pay inventory supplier agreements that require a minimum of $174 million of purchases over the next four years, as outlined further in Note 7, "Commitments and Contingencies," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report. We will also be required to purchase electricity for our facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $59 million over the next 4 years and approximately $24 million over the next 8 years, respectively.
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

Off-Balance Sheet Arrangements
As of December 28, 2025, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K. Refer to Note 1, "Basis of Presentation and New Accounting Standards", Note 2 "Emergence from Voluntary Reorganization under Chapter 11", and Note 3 "Fresh Start Accounting" for additional information about critical accounting policies and estimates during fiscal 2026.
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
Item 4.     Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ended December 28, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the second quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 1, "Basis of Presentation and New Accounting Standards" and Note 7, “Commitments and Contingencies,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Described below are various risks and uncertainties that may affect our business. If any of the risks described below actually occurs, our business, financial condition or results of operations could be materially and adversely affected.
Risk categories and certain principal risks under each category include (each described more fully below):
–Risks related to the Chapter 11 Cases
•Historical financial information will not be indicative of our future performance.
•Impact of outstanding debt obligations.
•Influence of certain former holders of the Convertible Notes and Renesas.
•Reduced tax attributes due to cancellation of indebtedness.
•Impaired stakeholder confidence following emergence from the Chapter 11 Cases.
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
Following our emergence from the Chapter 11 Cases, our capital structure was significantly altered. As a result of the Chapter 11 Cases, our historical financial performance will not be indicative of our future financial performance. In addition, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We adopted fresh start accounting, and accordingly, our assets and liabilities will be recorded at fair value as of the emergence date, which differs materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the adoption of fresh start accounting may be different from historical trends.
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
The indenture governing the New Senior Secured Notes (the "New Senior Secured Notes Indenture") includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the collateral agent for the New Senior Secured Notes has been granted a perfected first lien security interest of at least $350 million as of the last day of any calendar month. In addition, the New Senior Secured Notes Indenture, the indenture governing the New 2L Non-Convertible Notes (the "New 2L Non-Convertible Notes Indenture"), the indenture governing the New 2L Renesas Convertible Notes (the "New 2L Renesas Convertible Notes Indenture") and the indenture governing the New 2L Non-Renesas Convertible Notes (the "New 2L Non-Renesas Convertible Notes Indenture"), in each case, contain certain restrictions that limit our ability to, among other things: incur additional indebtedness, dispose of assets, pay dividends on or redeem or repurchase shares of our New Common Stock or other securities, create liens on assets, make investments and acquisitions or engage in mergers or consolidations, and engage in certain transactions with non-subsidiary guarantors and affiliates. The New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture (collectively, the "Indentures") also require us to make an offer to repurchase (i) the New Senior Secured Notes, or if the New Senior Secured Notes are redeemed in full, the New 2L Non-Convertible Notes or the 2L Convertible Notes, with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of certain casualty events (subject to certain limitations), (ii) in the case of the New Senior Secured Notes, with 100% of the proceeds of certain Department of Energy sponsored financings and in specified amounts upon the receipt of certain extraordinary proceeds and (iii) in the case of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes and the New 2L Non-Renesas Convertible Notes, in full upon a change of control. The restrictions imposed by the Indentures could limit our ability to plan for or react to changing business conditions or could otherwise restrict our business activities and plans (including impairing our ability to obtain other financing). Our ability to comply with the covenants and restrictions imposed by the Indentures is subject to various risks and uncertainties beyond our control. Failure to comply with any of the restrictions and covenants in the Indentures or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. A default would permit holders of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes or the New 2L Non-Renesas Convertible Notes, as applicable, to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our Indentures.
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
Certain former holders of Convertible Notes and Renesas have acquired significant ownership interests in our common stock pursuant to the Plan. These stockholders may control outcomes of actions requiring stockholder approval, including director elections, without other stockholders' approval. This concentration could: facilitate or hinder negotiated changes of control; allow for the appointment of board majorities, influencing management and strategy; affect corporate governance, business strategies, and capital allocation; impact stock liquidity, trading price, and volatility; create conflicts if major holders' interests diverge from other stockholders; and either attract or deter potential acquirers.
We may issue additional shares of common stock in connection with the exercise of the warrant issued to Renesas or the conversion of the outstanding New 2L Renesas Convertible Notes or New 2L Non-Renesas Convertible Notes, which would result in significant dilution to stockholders.
We may issue additional shares of common stock in connection with outstanding securities that are exercisable or convertible into common stock. Any future exercise of the outstanding warrant issued to Renesas to purchase an aggregate of 4,943,555 shares of the Company's common stock or the conversion of the New 2L Renesas Convertible Notes or New 2L Non-Renesas Convertible Notes may result in significant dilution to existing stockholders.
We are required to reduce tax attributes due to cancellation of indebtedness income.
Generally, any discharge of our debt obligations for an amount less than the debt’s adjusted issue price will give rise to cancellation of debt ("COD") income. Under Section 108 of the Internal Revenue Code of 1986, as amended (the "Code"), a taxpayer is required to exclude COD from gross income if the debtor is under the jurisdiction of a court in a case under Chapter 11 of the Bankruptcy Code and the discharge of debt occurs pursuant to that proceeding. As a consequence of such an exclusion, a taxpayer generally must reduce certain of its tax attributes by the amount of COD income that it excluded from gross income. U.S. federal income tax attributes subject to reduction generally include (i) net operating losses ("NOLs") and NOL carryforwards; (ii) general business credit carryovers; (iii) capital loss carryovers; (iv) tax basis in assets; and (v) foreign tax credit carryovers.
As a result of the implementation of the Plan, we will realize a substantial amount of COD income for U.S. federal income tax purposes and our tax attributes will be subject to the foregoing attribute reduction rules. While the ultimate effect of the attribute reduction is uncertain because, among other things, it will depend the full year results of fiscal 2026, loss of these tax attributes may have an adverse effect on our future cash flow.
Impaired stakeholder confidence and weakened relationships following Chapter 11 emergence may adversely affect our business.
Our emergence from the Chapter 11 Cases on the Effective Date may continue to adversely affect our business, operations, and stakeholder relationships. Customer and vendor confidence may remain impaired, potentially causing: reduced orders or order cancellations; unfavorable contract terms or reluctance by third parties to enter new agreements on acceptable terms or at all; competitive disadvantages as customers shift business to competitors perceived as more stable; and ongoing reputational harm in our markets.

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
We receive significant revenue from a limited number of customers and distributors, with two individually representing more than 10% of consolidated revenue in fiscal 2025. Many customer orders are made on a purchase order basis without long-term commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; altering their purchasing practices as a result of our emergence from the Chapter 11 Cases and the implementation of the Plan; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations, or if we encounter any problems collecting amounts due from them, our business, financial condition, and results of operations could be negatively impacted.
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
Product quality issues could result in significant financial and reputational consequences. A significant product recall could result in adverse publicity, damage to our reputation, and loss of customer confidence in our products—particularly critical as we work to rebuild stakeholder trust following our emergence from the Chapter 11 Cases. High defect rates and failure to meet evolving industry quality standards may damage customer relationships, impact customer acquisition and retention, and create significant reputational risk that could impair our competitive position.
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
With the opening of the Mohawk Valley and Siler City facilities, we will continue to experience increased pressure on margins during periods when production begins up to the point our facilities reach full utilization. Initially, we expect this underutilization cost will be substantial as we ramp facilities. Additionally, large upfront investments in facilities to increase capacity do not guarantee we'll need the capacity, and we have experienced and may continue to experience lower than expected demand, resulting in further margin pressures. Our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. Declining backlog levels could result in more variability and less predictability in quarter-to-quarter revenue and operating results.
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
Hiring and retaining qualified personnel is critical to our business, and competition for experienced employees in our industry is intense. As a global company, this issue extends beyond the United States to our other locations in Europe and Asia. There is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, including as a result of attrition beyond the intended restructuring plans or adverse impacts on our ability to recruit and hire qualified personnel in the future as a result of the Chapter 11 Cases, we may experience lower revenue or increased manufacturing costs, adversely affecting our business, financial condition, and results of operations. To help attract, motivate, and retain key employees, we use benefits such as stock-based compensation awards. If the value of such awards does not appreciate, as measured by our common stock price performance, or if our stock-based compensation otherwise ceases to be viewed as valuable, our ability to attract, retain, and motivate employees could be weakened, affecting our business, financial condition, and results of operations.
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
Our future effective tax rates and ability to obtain tax credits may significantly affect our financial condition due to numerous factors, including: changes in or recapture of available tax credits, including the AMIC; limitations on utilizing federal and state NOL carryforwards following ownership changes under Section 382 of the Code; changes in tax laws or their interpretation; changes in valuation or scheduling of the reversal of deferred tax assets and liabilities; jurisdictional profit allocation; implementation of international tax rules, including the Organization for Economic Co-operation and Development's 15% minimum global tax; resolution of tax audits; adjustments upon tax return finalization; non-deductible expenses, including Chapter 11 charges; recognition of uncertain tax positions; variations in stock-based compensation deductions; and repatriation of foreign earnings.
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
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $17.15 to a high of $35.42 during the three months ended December 28, 2025 since emergence from bankruptcy. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Moreover, changes in the public float or trading volume of our common stock may affect our stock price. For example, on September 29, 2025, we emerged from the Chapter 11 Cases. In connection with our emergence from the Chapter 11 Cases and pursuant to the Plan, the number of shares of common stock outstanding decreased significantly as part of the reorganization, which has impacted, and may in the future impact our stock price, and may result in additional stock price volatility.
Speculation and opinions in the press or investment community about our strategic position, financial condition, results of operations or significant transactions have caused, and may continue to cause changes in our stock price. In the past, we have been subject to stockholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management's and our board's attention and resources from our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans

During the fiscal quarter ended December 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Wolfspeed, Inc.		8-A	3.1	9/26/2025
3.2	Bylaws of Wolfspeed, Inc.		8-A	3.2	9/26/2025
4.1^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.1	9/30/2025
4.2	Form of Senior Secured Note due 2030 (included as Exhibit A to Exhibit 4.1)		8-K	4.2	9/30/2025
4.3^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time, and U.S. Bank Trust Company, National Association		8-K	4.3	9/30/2025
4.4	Form of 7.0%/12.00% Second Lien Senior Secured PIK Toggle Notes due 2031 (included as Exhibit A to Exhibit 4.3).		8-K	4.4	9/30/2025
4.5^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.5	9/30/2025
4.6	Form of 2.5% Convertible Second Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.5).		8-K	4.6	9/30/2025
4.7^	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors part thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.7	9/30/2025
4.8	Form of 2.5% Convertible Second Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.7).		8-K	4.8	9/30/2025
10.1	Warrant, dated September 29, 2025, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	10.1	9/30/2025
10.2	Investor Rights and Disposition Agreement, dated September 29, 2025, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	10.2	9/30/2025
10.3	Registration Rights Agreement, dated September 29, 2025, by and between Wolfspeed, Inc. and the holders party thereto		8-K	10.3	9/30/2025
10.4*	2025 Long-Term Incentive Compensation Plan		8-K	10.4	9/30/2025
10.5*	2025 Management Incentive Compensation Plan		8-K	10.5	9/30/2025
10.6*	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan for Executive Officers		8-K	10.4	12/15/2025
10.7*†	Form of Performance Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan		8-K	10.5	12/15/2025
10.8	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan for Non-Employee Directors	X
10.9	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Long-Term Incentive Compensation Plan	X
10.10*	First Amendment to Employment Agreement, dated December 12, 2025, between Wolfspeed, Inc. and Robert Feurle		8-K	10.1	12/15/2025
10.11*	Letter Agreement, dated December 12, 2025, between Wolfspeed, Inc. and Gregor van Issum		8-K	10.2	12/15/2025
10.12*	First Amendment to Employment Agreement, dated December 12, 2025, between Wolfspeed, Inc. and David Emerson, Ph.D.		8-K	10.3	12/15/2025
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2025 formatted in Inline XBRL (included in Exhibit 101)	X
*Management contract or compensatory plan or arrangement.
^Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The registrant undertakes to furnish a copy of all omitted schedules and similar attachments to the SEC upon its request.
† Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the registrant treats as private or confidential. The registrant undertakes to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

February 6, 2026

/s/ Gregor van Issum
Gregor van Issum
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)