Form 10-Q
period 2026-03-29
WOLFSPEED, INC.
filed 2026-05-07
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
or
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
Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of May 1, 2026, was 48,339,081.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended March 29, 2026

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 29, 2026 and June 29, 2025	4
Consolidated Statements of Operations for the three months ended March 29, 2026 and the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to March 29, 2026 and three and nine months ended March 30, 2025	5
Consolidated Statements of Comprehensive Loss for the three months ended March 29, 2026 and the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to March 29, 2026 and three and nine months ended March 30, 2025	7
Consolidated Statements of Stockholders' Equity for periods from June 30, 2025 to September 29, 2025 and the period from September 30, 2025 to March 29, 2026 and nine months ended March 30, 2025	8
Consolidated Statements of Cash Flows for the period from June 30, 2025 to September 29, 2025, September 30, 2025 to March 29, 2026 and the nine months ended March 30, 2025	10
Notes to Unaudited Consolidated Financial Statements	12

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Successor as of	Predecessor as of
(in millions of U.S. Dollars, except share data in thousands)	March 29, 2026	June 29, 2025
Assets
Current assets:
Cash and cash equivalents	$695.1	$467.2
Short-term investments	469.7	488.2
Total cash, cash equivalents and short-term investments	1,164.8	955.4
Accounts receivable, net	96.8	178.8
Inventories, net	280.5	435.4
Prepaid expenses	43.0	97.2
Investment tax credit receivable	71.5	653.4
Other current assets	52.5	222.0
Total current assets	1,709.1	2,542.2
Property and equipment, net	717.1	3,916.5
Intangible assets, net	409.2	23.8
Long-term investment tax credit receivable	109.5	105.0
Other assets	202.4	266.9
Total assets	$3,147.3	$6,854.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$115.7	$280.2
Contract liabilities and distributor-related reserves	70.5	50.0
Income taxes payable	0.6	0.8
Finance lease liabilities	0.3	0.5
Current maturity on long-term borrowings	—	6,538.0
Other current liabilities	56.0	220.5
Total current liabilities	243.1	7,090.0
Long-term liabilities:
Long-term debt	922.2	—
Convertible notes, net	798.3	—
Finance lease liabilities - long-term	1.8	8.4
Other long-term liabilities	160.2	203.1
Total liabilities	2,125.6	7,301.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.00125 and $0.01; 100,000 and 3,000 shares authorized at March 29, 2026 and June 29, 2025, respectively; none issued and outstanding	—	—
Common stock, par value $0.00125; 350,000 and 400,000 shares authorized at March 29, 2026 and June 29, 2025, respectively; 48,338 and 155,643 shares issued and outstanding at March 29, 2026 and June 29, 2025, respectively	0.1	0.2
Additional paid-in-capital	1,292.3	4,094.1
Accumulated other comprehensive loss	(0.2)	(3.8)
Accumulated deficit	(270.5)	(4,537.6)
Total stockholders' equity (deficit)	1,021.7	(447.1)
Total liabilities and stockholders’ equity (deficit)	$3,147.3	$6,854.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three months ended	Three months ended
(in millions of U.S. Dollars, except share data)	March 29, 2026	March 30, 2025
Revenue, net	$150.2	$185.4
Cost of revenue, net	190.2	207.9
Gross loss	(40.0)	(22.5)
Operating expenses:
Research and development	27.2	42.2
Sales, general and administrative	37.0	41.1
Factory start-up costs	—	23.5
Gain on disposal of property and equipment	(0.5)	(0.2)
Restructuring and other expenses	10.6	65.4
Total operating expense	74.3	172.0
Operating loss	(114.3)	(194.5)
Interest expense, net	52.1	85.4
Non-operating (income) expense, net	(46.2)	5.5
Loss before income taxes	(120.2)	(285.4)
Income tax (benefit) expense	(0.3)	0.1
Net loss	($119.9)	($285.5)

Basic loss per share
Net loss	($3.05)	($1.86)

Diluted loss per share
Net loss	($3.05)	($1.86)

Weighted average shares (in thousands)
Basic	39,282	153,897
Diluted	39,282	153,897

The accompanying notes are an integral part of the consolidated financial statements
WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from September 30, 2025	Period from June 30, 2025	Nine months ended
(in millions of U.S. Dollars, except share data)	to March 29, 2026	to September 29, 2025	March 30, 2025
Revenue, net	$318.7	$196.8	$560.6
Cost of revenue, net	437.0	273.9	656.5
Gross loss	(118.3)	(77.1)	(95.9)
Operating expenses:
Research and development	52.1	31.7	137.5
Sales, general and administrative	66.4	37.9	154.4
Factory start-up costs	—	—	66.0
Gain on disposal of property and equipment	(2.9)	(5.7)	(1.0)
Restructuring and other expenses	38.8	20.4	294.8
Total operating expense	154.4	84.3	651.7
Operating loss	(272.7)	(161.4)	(747.6)
Reorganization items, net	—	(563.4)	—
Interest expense, net	110.1	0.7	230.4
Non-operating income, net	(113.2)	(22.4)	(38.5)
(Loss) income before income taxes	(269.6)	423.7	(939.5)
Income tax expense	0.9	3.5	0.4
Net (loss) income	($270.5)	$420.2	($939.9)

Basic (loss) earnings per share
Net (loss) income	($8.27)	$2.69	($6.88)

Diluted (loss) earnings per share
Net (loss) income	($8.27)	$2.22	($6.88)

Weighted average shares (in thousands)
Basic	32,706	156,185	136,550
Diluted	32,706	189,052	136,550
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor	Predecessor
	Three months ended	Three months ended
(in millions of U.S. Dollars)	March 29, 2026	March 30, 2025
Net loss	($119.9)	($285.5)
Other comprehensive loss:
Net unrealized (loss) gain on available-for-sale securities	(0.6)	1.3
Comprehensive loss	(120.5)	(284.2)

	Successor	Predecessor
	Period from September 30, 2025	Period from June 30, 2025	Nine months ended
(in millions of U.S. Dollars)	to March 29, 2026	to September 29, 2025	March 30, 2025
Net (loss) income	($270.5)	$420.2	($939.9)
Other comprehensive loss:
Net unrealized (loss) gain on available-for-sale securities	(0.2)	0.8	7.2
Comprehensive (loss) income	(270.7)	421.0	(932.7)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Predecessor	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) income	Total Stockholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 29, 2025 (Predecessor)	155,643	$0.2	$4,094.1	($4,537.6)	($3.8)	($447.1)
Net loss	—	—	—	(643.6)	—	(643.6)
Net unrealized gain on available-for-sale securities	—	—	—	—	0.8	0.8
Tax withholding on vested equity awards	(382)	—	(0.6)	—	—	(0.6)
Stock-based compensation	1,218	—	10.1	—	—	10.1
Balance at September 28, 2025 (Predecessor)	156,479	$0.2	$4,103.6	($5,181.2)	($3.0)	($1,080.4)
Net income	—	$—	$—	$1,063.8	$—	$1,063.8
Stock-based compensation	—	$—	$61.5	$—	$—	$61.5
Cancellation of Predecessor equity	(156,479)	($0.2)	($4,165.1)	$4,117.4	$3.0	($44.9)
Issuance of Successor equity	25,841	$—	$569.1	$—	$—	$569.1
Substantial premium on 2L Convertible Notes	—	$—	$168.8	$—	$—	$168.8
Contingent Shares (Unissued)	—	$—	$19.2	$—	$—	$19.2
Balance at September 29, 2025 (Predecessor)	25,841	$—	$757.1	$—	$—	$757.1

Balance at September 30, 2025 (Successor)	25,841	$—	$757.1	$—	$—	$757.1
Net loss	—	—	—	(150.6)	—	(150.6)
Net unrealized gain on available-for-sale securities	—	—	—	—	0.4	0.4
Conversion of Convertible Notes	1,524	—	18.1	—	—	18.1
Stock-based compensation	—	—	2.4	—	—	2.4
Balance at December 28, 2025 (Successor)	27,365	$—	$777.6	($150.6)	$0.4	$627.4
Net loss	—	—	—	(119.9)	—	(119.9)
Settlement of equity forward for common shares	16,852	0.1	292.0	—	—	292.1
Contingent Shares (Issued)	871	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	—	(0.6)	(0.6)
Stock-based compensation	—	—	10.0	—	—	10.0
Reclassification of Renesas conversion option	—	—	87.9	—	—	87.9
Reclassification of Renesas stock warrant liability	—	—	31.5	—	—	31.5
Issuance of common stock, net of issuance cost	3,250	$—	$57.7	$—	$—	$57.7
Proceeds from the issuance of Pre-Funded Warrants at $18.45 in March 2026, net of issuance costs	—	$—	$35.6	$—	$—	$35.6
Balance at March 29, 2026 (Successor)	48,338	$0.1	$1,292.3	($270.5)	($0.2)	$1,021.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Predecessor:	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 30, 2024 (Predecessor)	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
Net loss	—	—	—	(282.2)	—	(282.2)
Net unrealized gain on available-for-sale securities	—	—	—	—	7.3	7.3
Tax withholding on vested equity awards	—	—	(3.6)	—	—	(3.6)
Stock-based compensation	479	—	25.3	—	—	25.3
Balance at September 29, 2024 (Predecessor)	126,888	$0.2	$3,843.6	($3,210.6)	($4.3)	$628.9
Net loss	—	—	—	(372.2)	—	(372.2)
Net unrealized loss on available-for-sale securities	—	—	—	—	(1.4)	(1.4)
Tax withholding on vested equity awards	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	99	—	19.7	—	—	19.7
Exercise of stock options and issuance of shares under employee stock purchase plan	773	—	8.8	—	—	8.8
Issuance of shares under the at-the-market offering program, net of issuance costs	10,919	—	88.9	—	—	88.9
Balance at December 29, 2024 (Predecessor)	138,679	$0.2	$3,960.9	($3,582.8)	($5.7)	$372.6
Net loss	—	—	—	(285.5)	—	(285.5)
Net unrealized loss on available-for-sale securities	—	—	—	—	1.3	1.3
Tax withholding on vested equity awards	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	69	—	18.2	—	—	18.2
Issuance of shares under the at-the-market offering program, net of issuance costs	16,875	—	106.3	—	—	106.3
Balance at March 30, 2025 (Predecessor)	155,623	$0.2	$4,085.2	($3,868.3)	($4.4)	$212.7
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
(in millions of U.S. Dollars)
Operating activities:
Net (loss) income	($270.5)	$420.2	($939.9)
Adjustments to reconcile net (loss) income to cash used in operating activities from continuing operations:
Non-cash reorganization items	—	(625.6)	—
Depreciation and amortization	68.3	69.3	191.7
Gain on sale of property	(2.9)	(5.7)	(1.0)
Gain on RTP Fab Transfer	—	(25.4)	—
Amortization and write-off of deferred financing costs	10.5	—	34.7
Stock-based compensation	17.9	13.6	62.7
Loss on equity investment	—	10.9	9.2
Inventory write-off	29.1	29.0	—
Loss on disposal or impairment of property and equipment	2.9	0.2	153.7
Impairment of right-of-use assets	—	—	4.8
Loss on debt extinguishment	2.8	—	—
Gain on contingent cash	(10.0)	—	—
Amortization of premium on investments, net	(1.1)	(1.2)	(7.8)
Change in fair value of liability classified derivative contracts	(87.8)	—	—
Paid-in-kind interest on long-term debt	21.8	—	75.5
Deferred income taxes	1.1	1.0	—
Changes in operating assets and liabilities:
Accounts receivable, net	58.8	23.2	(17.2)
Inventories	77.2	0.7	(20.8)
Prepaid expenses and other assets	40.7	42.2	7.3
Accounts payable	(33.0)	28.2	(16.7)
Accrued salaries, wages and other liabilities	(38.6)	(25.8)	22.5
Contract liabilities and distributor-related reserves	(13.6)	22.8	(27.9)
Cash used in operating activities	(126.4)	(22.4)	(469.2)
Investing activities:
Purchases of property and equipment	(67.8)	(104.0)	(1,059.5)
Purchases of patent and licensing rights	(1.8)	(1.4)	(3.9)
Proceeds from sale of property and equipment	26.9	13.9	1.0
Proceeds from sale of MACOM Shares	—	92.7	—
Purchases of short-term investments	(301.7)	(83.4)	(243.2)
Proceeds from maturities of short-term investments	186.3	151.8	773.1
Proceeds from sale of short-term investments	1.0	67.2	39.4
Reimbursement of capital expenditures from incentives and investment credits	733.1	0.1	238.6
Cash provided by (used in) investing activities	576.0	136.9	(254.5)
Financing activities:
Proceeds from Existing Senior Secured Notes	—	—	240.0
Proceeds from issuance of 2L Convertible Notes through the rights offering	—	275.0	—
Proceeds from issuance of 1.5L Convertible Notes	379.0	—	—
Proceeds from issuance of New Common Stock and Pre-Funded Warrants	96.9	—	—
Payment of Existing Senior Secured Notes (principal and pre-petition accrued interest)	—	(308.5)	—
Payments of deferred financing costs	(4.8)	(3.5)	(40.2)
Payment of Contingent Cash	—	(10.0)	—
Proceeds from contingent consideration	10.0	—	—
Proceeds from issuance of Old Common Stock	—	—	203.9
Adequate protection payments on Existing Senior Secured Notes	—	(38.4)	—
Tax withholding on vested equity awards	—	(0.6)	(3.9)
Payments on long-term debt borrowings, including finance lease obligations	(716.4)	—	(0.4)

Incentive-related escrow refunds	—	—	10.0
Payment of Existing Senior Secured Notes commitment fees	—	(15.5)	—
Payment of unused capacity fee on pre-emergence debt	—	—	(1.5)
Cash (used in) provided by financing activities	(235.3)	(101.5)	407.9
Effects of foreign exchange changes on cash and cash equivalents	(0.2)	0.8	0.1
Net change in cash, cash equivalents and restricted cash	214.1	13.8	(315.7)
Cash, cash equivalents and restricted cash, beginning of period	481.0	467.2	1,045.9
Cash, cash equivalents and restricted cash, end of period	$695.1	$481.0	$730.2
Supplemental cash flow information
Non-cash investing and financing activities
Accrued property and equipment	($35.8)	($82.4)	($146.3)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and New Accounting Standards
Overview
Wolfspeed, Inc. (the "Company") is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. The Company’s product families include silicon carbide materials and power devices targeted for various applications in the Automotive domains including electric vehicles and fast charging, as well as existing and emerging applications in the Industrial & Energy domain such as AI data centers, grid modernization and renewable energy and storage.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, stockholders' equity and cash flows at March 29, 2026, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 29, 2025 has been derived from the audited financial statements as of that date.
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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025 (the "2025 Form 10-K"). The results of operations for the period from June 30, 2025 to September 29, 2025 and from September 30, 2025 to March 29, 2026, are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 28, 2026 ("fiscal 2026").
Summary of Significant Accounting Policies
Except as noted below, the accounting policies for the Successor remained the same as those of the Predecessor. There were no other material changes to the Company's significant accounting policies during the Predecessor and Successor periods of fiscal 2026, compared to the significant accounting policies described in the 2025 Form 10-K.
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
Refer to Note 3, "Fresh Start Accounting" and Note 10, "Intangible Assets" for additional information on the recognized identifiable intangible assets described above.
Chapter 11 Cases
On June 30, 2025 (the “Petition Date”), the Company and its wholly owned subsidiary, Wolfspeed Texas LLC ("Wolfspeed Texas," and together with the Company, the “Debtors”), voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).
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
Rights Offering
On June 22, 2025, the Company entered into a Rights Offering Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the rights offering backstop parties (the “Backstop Parties”) and the rights offering holdback parties (the “Holdback Parties”) party thereto. Pursuant to the Backstop Commitment Agreement (and subject to the terms and conditions therein), the Company initiated a rights offering on August 14, 2025 as contemplated under the Restructuring Support Agreement for the issuance of the new 2.5% Convertible Second-Lien Senior Secured Notes due 2031 (the "New 2L Non-Renesas Convertible Notes") in an aggregate principal amount of approximately $301.13 million. 60% percent of the rights offering (“Non-Holdback Rights Offering”) was offered pro rata to all holders of Convertible Notes (the “Subscription Rights”) and the Backstop Parties committed to purchase any unsubscribed portion of the Non-Holdback Rights Offering. The remaining 40% of the rights offering was reserved for the Holdback Parties that committed to purchasing their respective portions set forth in the Backstop Commitment Agreement. As consideration for the commitments by the Backstop Parties and Holdback Parties, the Backstop Commitment Agreement provided that the Backstop Parties and the Holdback Parties would be issued additional New 2L Non-Renesas Convertible Notes in an aggregate principal amount of $30.25 million (the “Backstop Premium”), allocated ratably.

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
Debtor-In-Possession
During the period between the Petition Date through the Effective Date, the Company applied ASC 852 in preparing the unaudited consolidated financial statements and was a debtor-in-possession.
The Bankruptcy Court approved "first day" orders filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers, and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day orders filed with the Bankruptcy Court, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors’ ability to: (i) retain and compensate professionals used in the ordinary course of business; (ii) pay prepetition wages, salaries, employee benefits and other compensation; (iii) maintain employee benefits programs and pay related obligations; (iv) pay certain prepetition taxes and fees; (v) continue existing cash management system, maintain existing business forms, and continue intercompany transactions; (vi) use cash collateral; (vii) continue insurance programs and pay all obligations; (viii) honor prepetition obligations to customers and continue customer programs; and (ix) pay prepetition trade claims.
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
There were no other material changes to the Company's significant accounting policies compared to the significant accounting policies described in the 2025 Form 10-K.
Liquidity
As described above and in Note 2, "Emergence from Voluntary Reorganization under Chapter 11'", as of the Effective Date, the Company emerged from the Chapter 11 Cases and continues to operate as a viable going concern. The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities in the normal course of business for twelve months following the date of this filing. Upon emergence from the Chapter 11 Cases, the Company significantly improved its liquidity position through a comprehensive restructuring of its capital structure. As part of the Plan, the Company issued the new debt and equity described in Note 2, "Emergence from Voluntary Reorganization under Chapter 11," which resulted in a reduction of the total debt by approximately 70% compared to the pre-emergence levels. The Company had $1.2 billion of cash, cash equivalents and short term investments as of March 29, 2026.
The Successor has assessed the impact of the current softening demand for its products and the competitive industry it serves on the Company's liquidity requirements over the next 12 months. To support this assessment, the Successor has analyzed the following factors: (1) its current financial condition, including available liquidity sources; (2) both conditional and unconditional obligations that are due or anticipated; (3) the funds necessary to sustain operations in light of its current financial condition, obligations, and expected cash flows; and (4) any other conditions or events that may adversely impact the Successor’s ability to meet its obligations for at least one year after the issuance date of the financial statements. Based on such evaluation, the Successor has concluded that the Successor will have sufficient liquidity to meet its future cash needs with cash, cash equivalents and short-term investments and cash flows from operations for at least one year after the issuance date of the financial statements as the restructuring of its debt significantly reduced the amount of outstanding debt and ongoing interest payments.
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

Financial Statement Details
Inventories

	Successor	Predecessor
(in millions of U.S. Dollars)	March 29, 2026	June 29, 2025
Raw material	$128.8	$144.5
Work-in-progress	146.3	284.6
Finished goods	5.4	6.3
Inventories, net	$280.5	$435.4
Cost of revenues, net included inventory write-downs of approximately $29.0 million, for the period from June 30, 2025 to September 28, 2025, $0 million for the period of September 29, 2025, and $29.1 million for the period from September 30, 2025 to March 29, 2026. The write-downs primarily related to increases in specific reserves related to obsolete, customer-specific inventory the Company no longer intends to use.
Other Current Assets

	Successor	Predecessor
(in millions of U.S. Dollars)	March 29, 2026	June 29, 2025
Reimbursement receivable on long-term incentive agreement	$0.5	$33.1
Assets held for sale(1)	1.8	24.4
MACOM Shares(2)	—	102.0
Inventory related to the RF Master Supply Agreement	—	15.8
VAT receivables	0.6	9.1
Insurance deposit	—	7.4
Accrued interest receivable	4.3	5.4
Receivable on RF Master Supply Agreement	—	5.3
Short-term spares	34.4	—
Other	10.9	19.5
Other current assets	$52.5	$222.0
(1): During the third quarter of fiscal 2025, the Company determined three facilities and equipment met the held-for-sale criteria under ASC Topic 360, "Property, Plant and Equipment," ("ASC 360") of which two were sold during the fourth quarter of fiscal 2025 and one was sold during the second quarter of fiscal 2026. The assets included in each of the disposal groups were measured at the lower of their carrying value or fair value less costs to sell. The remaining balance is equipment that meet the held-for-sale criteria under ASC 360.

(2): Refer to Note 4, "Discontinued Operations," and Note 9, "Fair Value of Financial Instruments," to the consolidated financial statements included herein for additional information.
Investment Tax Credit Receivable
The Company is generally eligible for the Advanced Manufacturing Investment Credit ("AMIC"). The AMIC is a refundable federal tax credit provided under Section 48D of the Internal Revenue Code of 1986, as amended (the "Code"), which was enacted by the CHIPS and Science Act of 2022 (the "CHIPS Act"). During fiscal 2026, the Company received $698.6 million in cash tax refunds related to fiscal 2025. In fiscal 2025, the Company received $189.1 million in cash tax refunds related to its fiscal 2023 and fiscal 2024 federal tax filings, inclusive of $2.6 million of interest income. As of March 29, 2026, the Company has recorded a short-term and long-term receivable of $71.5 million and $109.5 million, respectively. The One Big Beautiful Bill Act ("OBBBA") resulted in a $50.7 million increase to the long-term receivable in the first quarter of fiscal 2026, attributable to the increase of the credit to 35% on qualifying assets placed-in-service after December 31, 2025.

Other Assets

	Successor	Predecessor
(in millions of U.S. Dollars)	March 29, 2026	June 29, 2025
Right-of-use assets	$98.3	$123.1
Long-term advances to suppliers	67.0	69.8
Long-term deposits	24.3	24.3
Cloud computing assets, net	5.1	10.4
Other	7.7	39.3
Other assets	$202.4	$266.9
Accounts Payable and Accrued Expenses

	Successor	Predecessor
(in millions of U.S. Dollars)	March 29, 2026	June 29, 2025
Accounts payable, trade	$21.4	$30.6
Accrued property and equipment	6.5	124.7
Accrued salaries and wages	38.1	79.2
Accrued expenses	49.7	45.7
Accounts payable and accrued expenses	$115.7	$280.2
Other Current Liabilities

	Successor	Predecessor
(in millions of U.S. Dollars)	March 29, 2026	June 29, 2025
Accrued interest	$11.3	$90.7
RF supply agreement liabilities(1)	12.9	76.9
Other	31.8	52.9
Other current liabilities	$56.0	$220.5
(1): Refer to Note 4, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
Other Long-term Liabilities

	Successor	Predecessor
(in millions of U.S. Dollars)	March 29, 2026	June 29, 2025
Long-term lease liabilities	$100.5	$139.5
Long-term RF supply agreement liabilities(1)	50.6	44.5
Long-term customer deposits	4.3	15.6
Other	4.8	3.5
Other long-term liabilities	$160.2	$203.1
(1): Refer to Note 4, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
Gain on Sale of Disposal of Property and Equipment
During the period from June 30, 2025 to September 29, 2025 the Company recognized a gain of $5.7 million primarily from certain equipment sales to customers for equipment that the Company no longer intended to use. During the period from September 30, 2025 to March 29, 2026, the Company recognized a gain of $2.9 million, related to the sale of one building, which included the building improvements and land of a 254,000 square foot idle property located in Durham, North Carolina and certain equipment sales to customers for equipment that the Company no longer intended to use, respectively.

Restructuring and Other Expenses

	Successor	Predecessor
	Three months ended	Three months ended
(in millions of U.S. Dollars)	March 29, 2026	March 30, 2025
Legal settlements	$—	$17.0
Restructuring and other exit costs	1.7	40.7
Project, transformation and transaction costs	5.0	6.8
Amortization or impairment of fresh start accounting and acquisition-related intangibles	3.9	0.3
Other	—	0.6
Restructuring and other expenses	$10.6	$65.4

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Legal settlements	$—	$—	$17.0
Restructuring and other exit costs	11.3	3.7	250.2
Executive severance costs	—	—	1.4
Project, transformation and transaction costs	19.1	13.8	20.6
Amortization or impairment of fresh start accounting and acquisition-related intangibles	7.9	—	0.9
Other	0.5	2.9	4.7
Restructuring and other expenses	$38.8	$20.4	$294.8
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $0.2 million and $3.8 million of net unrealized losses on available-for-sale securities as of March 29, 2026 and June 29, 2025, respectively. Amounts for June 29, 2025 include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Non-Operating (Income) Expense, net

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025
Changes in fair value of liability classified derivative contracts	(28.7)	—
Interest income	(10.9)	(19.4)
Realized loss on MACOM Shares	—	24.9
Gain on contingent cash	(10.0)	—
Loss on debt extinguishment	2.8	—
Other, net	0.6	—
Non-operating (income) expense, net	($46.2)	$5.5

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Changes in fair value of liability classified derivative contracts	(87.8)	—	—
Interest income	(20.5)	(8.9)	(58.6)
Loss on Wafer Supply Agreement	—	—	9.2
Gain on RTP Fab Transfer	—	(25.4)	—
Realized loss on MACOM Shares	—	10.9	9.2
Gain on contingent cash	(10.0)	—	—
Loss on debt extinguishment	2.8	—	—
Other, net	2.3	1.0	1.7
Non-operating income, net	($113.2)	($22.4)	($38.5)
Statements of Cash Flows - Supplemental Non-Cash Activities

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Decrease in property, plant and equipment from investment tax credit receivables	$44.4	$76.8	$264.5
Lease asset and liability additions	3.6	19.1	35.2
Lease asset and liability modifications, net	(0.2)	(0.2)	2.9
Lease termination	(5.0)	(0.1)	—
Lease asset impairment	—	—	(4.8)
Decrease in accrued property, plant and equipment	(35.8)	(82.4)	(146.3)
Commitment fee payable for 2030 Senior Notes	—	—	15.2
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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset's cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this pronouncement for its fiscal year beginning June 25, 2029.
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
Definitions
•Conversion Effective Time - the time of 12:01 am Eastern Time on September 29, 2025.
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
•Regulatory Approvals - (a) Committee on Foreign Investment in the United States ("CFIUS") approval; (b) clearance or approval under antitrust laws in (i) the United States, (ii) Austria, (iii) Germany, (iv) Japan, and (v) European Commission (as applicable); (c) clearance or approval under Italy Foreign Investment Laws; (d) regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions (for the avoidance of doubt, in relation to the Regulatory Approvals, for Renesas to receive the New 2L Renesas Convertible Notes (as defined below); 16,852,372 shares of New Common Stock underlying the Renesas Warrants; and voting, board seat, and other governance rights in accordance with the Restructuring Support Agreement), that are identified by Renesas and of which the Debtors are notified within thirty (30) calendar days following the effective date of the Restructuring Support Agreement; and (e) any regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions that are not identified by Renesas and of which the Debtors are not notified within thirty (30) calendar days following the effective date of the restructuring Support Agreement. As of March 29, 2026, all Regulatory Approvals have been obtained.
•Regulatory Trigger Deadline - the earlier of (i) a good faith agreement between the Debtors or Reorganized Debtors, which means the Debtors on and after the Effective Date, and Renesas that it is more likely than not that the Regulatory Approvals will not be obtained and (ii) two (2) years from the Effective Date; provided, if upon two (2) years from the Effective Date, the Reorganized Debtors and Renesas agree, in good faith, that Regulatory Approval is more likely than not to be obtained prior to three (3) years from the Effective Date, then upon three (3) years from the Effective Date. For the avoidance of doubt, to the extent Renesas obtains all Regulatory Approvals prior to the date of the Regulatory Trigger Deadline, the Regulatory Trigger Deadline shall be deemed not to have occurred. All Regulatory Approvals were obtained as of March 29, 2026, which is prior to the Regulatory Trigger Deadline.
•Senior Secured Notes Claim - any claim on account of the Existing Senior Secured Notes or otherwise arising under the Senior Secured Notes Documents (as defined in the Plan).

Plan of Reorganization
On the Effective Date, the Company emerged from the Chapter 11 Cases as all the material conditions precedent to the effectiveness of the Plan were satisfied or waived and the Plan became effective. In accordance with the Plan and effective as of the Effective Date:
•Cancellation of Prior Equity Interests – Immediately prior to the Effective Date there were 156,479,390 shares of the Company's common stock, $0.00125 par value per share (the "Old Common Stock"), outstanding. In accordance with the Plan and the Plan of Conversion at the Conversion Effective Time, the Company effected a redomestication from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted a new certificate of incorporation, under which the Company is authorized to issue 350,000,000 shares of common stock, $0.00125 par value per share ("New Common Stock"), and new bylaws, each of which became effective at the Conversion Effective Time. After giving effect to the transactions contemplated by the Plan and the Plan of Conversion, on the Effective Date all of the previously issued and outstanding shares of Old Common Stock were cancelled, and existing equity holders received their pro rata share of approximately 1,306,896 shares of New Common Stock, of the Delaware corporation. Pursuant to the Plan, the Company issued an aggregate of 25,840,656 shares of New Common Stock (inclusive of the aforementioned shares of New Common Stock issued to existing equity holders, with the remaining shares issued to pre-petition convertible noteholders, in accordance with the Plan). As of the Effective Date, the Company had an aggregate of 25,840,656 shares of New Common Stock issued and outstanding and 73,030,424 shares of New Common Stock reserved for issuance pursuant to the Plan (the "Share Reserve").
•Secured Financing – The Existing Senior Secured Notes were discharged and terminated. Each holder of a Senior Secured Notes Claim received on account of their claims: (a) their pro rata portion of the $1.3 billion principal amount of new Senior Secured Notes due 2030 (the "New Senior Secured Notes"), (b) a pro rata redemption of $277.5 million in principal amount of Existing Senior Secured Notes at 109.875% of the principal amount being redeemed (paid with the proceeds of the rights offering, described below, and proceeds from the sale of the MACOM Shares (as defined below), and (c) certain commitment fees, subject to certain conditions.
•Convertible Notes – The then-outstanding Convertible Notes totaling approximately $3.1 billion were discharged and terminated. Each holder of a Convertible Notes Claim received on account of their claims: (a) rights to participate in the rights offering of New 2L Non-Renesas Convertible Notes in the aggregate principal amount of approximately $301.1 million, which were offered at a purchase price of 91.3242% totaling $275.0 million, and fully backstopped by the Backstop Parties, and for which such Backstop Parties received a premium in the amount of $30.3 million for an aggregate principal amount of $331.4 million, (b) 7%/12% second lien senior secured PIK toggle notes due 2031 (the "New 2L Non-Convertible Notes") in an aggregate principal amount of $296.4 million, and (c) 24,533,760 shares of New Common Stock. Refer to Note 1, "Basis of Presentation and New Accounting Standards," and Note 11, “Long-term Debt,” for additional information on the New 2L Non-Renesas Convertible Notes and New 2L Non-Convertible Notes.
◦Registration Rights Agreement - On the Effective Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Renesas and certain holders of the New 2L Non‑Renesas Convertible Notes (the “RRA Counterparties”). The Registration Rights Agreement provides the RRA Counterparties with registration rights for their “Registrable Securities.” The Company was required to file a Shelf Registration Statement on Form S‑1 or Form S‑3 (i) within 45 days of the Effective Date (satisfied by a Form S‑1 filed November 13, 2025) and (ii) for Registrable Securities held by Renesas, within 45 days of the Renesas Base Distribution Date (as defined in the Plan), which obligation was fulfilled by the filing of a Registration Statement on Form S-1 on March 9, 2026 (the "Form A-1"). Following effectiveness of the Form S-1 on March 18, 2026, an RRA Counterparty may request an underwritten offering, with related filings due within fifteen business days. Registrable Securities may also be sold in non‑underwritten offerings. Shelf Registration Statements must remain effective until the covered securities cease to be Registrable Securities.
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

•Renesas – The then-outstanding CRD Agreement Deposits with Renesas totaling approximately $2.1 billion were discharged and terminated. Renesas received on account of their claims: (a) a principal amount of approximately $203.6 million of New Renesas 2L Convertible Notes, (b) a warrant to purchase an aggregate of 4,943,555 shares of New Common Stock, at an exercise price of $23.95 per share (the "Renesas Warrant"), which until all Regulatory Approvals were received, were only deemed issued for purposes of U.S. federal and applicable state and local income tax purposes and were not exercisable, and (c) 16,852,372 shares of New Common Stock from the Share Reserve, the issuance of which was subject to Regulatory Approvals. All Regulatory Approvals were received in January 2026. As of March 29, 2026, the 16,852,372 shares of New Common Stock were issued to Renesas to settle the equity contract, resulting in the extinguishment of the forward equity contract liability. Additionally, as of March 29, 2026, the Renesas Warrant was reclassified from a liability to equity, upon meeting the criteria for equity classification subsequent to the Regulatory Approvals being received. Refer to Note 9, "Fair Value of Financial Instruments" and Note 11, “Long-term Debt” for additional information on the forward equity contract and the Renesas Warrant.
◦Investor Rights and Disposition Agreement - On the Effective Date, the Company entered into an Investor Rights and Disposition Agreement (the “Investor Rights Agreement”) with Renesas. The Investor Rights Agreement grants Renesas certain investment rights, including the right to designate one Board member, subject to receipt of Regulatory Approvals and Renesas holding more than 10% of the New Common Stock. The Investor Rights Agreement includes (i) a limitation preventing Renesas from exercising voting rights on New Common Stock beneficially owned in excess of 9.9% of the Aggregate Company Voting Power (the “Voting Rights Limitation”) and (ii) a limitation under which any conversion or exercise of Securities resulting in Renesas beneficially owning more than 39.9% of the Aggregate Company Voting Power is null and void (the “Beneficial Ownership Limitation,” and together with the Voting Rights Limitation, the “Limitations”). The Limitations apply through January 1, 2027 and automatically renew annually, unless earlier terminated by Renesas pursuant to the terms of the Investor Rights Agreement. Renesas may terminate the Limitations at any time if the Company submits to stockholders proposals involving a change of control, issuance of New Common Stock (or convertible/exercisable instruments), amendments to the certificate of incorporation or bylaws adversely affecting Renesas’s rights, or other matters adversely affecting such rights.
◦Renesas Contingent Consideration – As Regulatory Approvals were obtained prior to the Regulatory Trigger Deadline, Renesas is not entitled to the contingent consideration provided for under the Plan and $10 million of the cash placed into escrow upon emergence was remitted back to the Company, and $5 million of the cash placed into escrow upon emergence was remitted to the holders of the Existing Senior Secured Notes (on account of the commitment fee amount), the additional New 2L Non-Convertible Notes will not be issued, the 871,287 shares of New Common Stock were distributed to the holders of Old Common Stock immediately prior to the Effective Date, and the term of the Renesas Warrant will not be extended. Refer to Note 1, "Basis of Presentation and New Accounting Standards" and Note 7, “Commitments and Contingencies” for additional information.
◦Contingent Shares – As the Regulatory Approvals were obtained in the third quarter of fiscal 2026, prior to the Regulatory Trigger Deadline, the holders of Old Common Stock immediately prior to the Effective Date received their pro rata portion of 871,287 shares of New Common Stock from the Share Reserve (the “Contingent Shares”).
•Incentive Compensation Plans – Pursuant to the Plan, the Company adopted two equity compensation plans: the Long-Term Incentive Plan and the Management Incentive Plan, which each provide for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, performance units, other awards, or a combination thereof. An aggregate of 4,058,925 shares of New Common Stock have been reserved for issuance under the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for grants to be made under the Long-Term Incentive Plan in fiscal years 2026 and 2027 having an aggregate value, as determined by the Board or the Committee (as defined in the Long-Term Incentive Plan), equal to $26.6 million and $27.5 million, respectively. An aggregate of 8,117,851 shares of New Common Stock have been reserved for issuance under the Management Incentive Plan. The Management Incentive Plan provides for initial awards under the Management Incentive Plan to be made to executive officers and key employees in accordance with the Restructuring Support Agreement. Any such awards are subject to approval by the Board of Directors. Please refer to Note 1, "Basis of Operation and New Accounting Standards," and Note 13, "Stock-Based Compensation" for additional information on the Incentive Compensation Plans.

•Professional Fee Escrow Account – The Company funded the Professional Fee Escrow Account, which was reflected as restricted cash on the consolidated balance sheet. As of March 29, 2026 the professional fees for certain company advisers incurred during the Chapter 11 Cases subject to disbursements through the escrow account had been paid in full.
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
Regulatory Approvals
The Regulatory Approvals were received on January 29, 2026, prior to the Regulatory Trigger Deadline. As set forth in the Plan, the Company issued 16,852,372 shares of New Common Stock to Renesas from the Share Reserve on January 29, 2026, and holders of Old Common Stock immediately prior to the Effective Date received their pro rata portion of the Contingent Shares.
The Company received $10 million of the cash that was placed into escrow upon emergence (the "Contingent Cash"), with the remaining $5 million going to holders of the Existing Senior Secured Notes. The $10 million Contingent Cash is recognized as a gain within "Non-operating income" on the Company's accompanying unaudited consolidated statement of operations for the three months ended March 29, 2026 and the period from September 30, 2025 to March 29, 2026.
The Regulatory Approvals were received in January 2026, which is reflected on the Company's consolidated balance sheet as of March 29, 2026. The following paragraphs summarize the recognition and measurement of amounts related to the Regulatory Approvals:
•Renesas Shares - the obligation to issue 16,852,372 shares to Renesas was recognized at fair value at $292.1 million as of the date on which all Regulatory Approvals were received and the forward equity contract liability was extinguished.
•Renesas Warrant - the warrant to purchase 4,943,555 shares upon receipt of the Regulatory Approvals qualified for equity-classification, and $31.5 million was reclassified to equity based on its fair value as of the date on which the Regulatory Approvals were received.
•Renesas 2L Convertible Notes - the embedded conversion feature on the Renesas 2L Convertible notes was bifurcated from the underlying debt instrument and remeasured to fair value as of the date on which the Regulatory Approvals were received. Upon receipt of the Regulatory Approvals, the conversion feature qualified for equity-classification, and $87.9 million was reclassified to equity based on the fair value as of the approval date.
•Additional 2L Non-Convertible Notes - the receipt of the Regulatory Approvals nullified the potential obligation to issue the Additional 2L Non-Convertible Notes.
•Contingent Shares - the obligation to issue 871,287 shares to holders of Old Common Stock upon receipt of the Regulatory Approvals was completed and increased the Company's total shares outstanding.
•Contingent Cash - the $10 million of the Contingent Consideration was remitted to the Company and is treated as a gain in non-operating income during the third quarter of fiscal 2026. The outflow and inflow associated with this amount was recorded within "Cash used in financing activities".
New Senior Secured Notes
On the Effective Date, the Company entered into that certain Indenture (the “New Senior Secured Notes Indenture”), by and among the Company, Wolfspeed Texas, as subsidiary guarantor (the “Subsidiary Guarantor”), and U.S. Bank Trust Company, National Association, as the trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), pursuant to which, among other things, the Company issued the New Senior Secured Notes. Refer to Note 11, "Long-term Debt," for additional information on the New Senior Secured Notes.
The New Senior Secured Notes bear interest, payable quarterly in arrears on March 23, June 23, September 23, and December 23 of each year, (a) for the period from the Effective Date through and including June 22, 2026, at a rate of 9.875% per annum (payable in cash), plus 4.00% per annum (payable in-kind); and (b) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition (as described below) is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23 of the most recent year, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the New Senior Secured Notes, resulting in the aggregate principal amount of New Senior Secured Notes outstanding being less than $1,000,000,000 and (ii) the Company receives at least $450,000,000 of award disbursements pursuant to governmental grants under the CHIPS Act or (b) as of the most recent June 23rd, the ratio of the outstanding principal amount of the New Senior Secured Notes to EBITDA (as defined in the New Senior Secured Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the New Senior Secured Notes Indenture is less than or equal to 2.00:1.00. The New Senior Secured Notes will mature on June 23, 2030.
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
Each of the New 2L Non-Convertible Notes and the New 2L Renesas Convertible Notes are not permitted to be redeemed prior to the date that is two years following the Effective Date; the New 2L Non-Renesas Convertible Notes are not permitted to be redeemed prior to the date that is three years following the Effective Date. In the event of an optional redemption by the Company, holders will be entitled to a cash redemption price equal to 100% of the principal amount of such note redeemed, plus accrued and unpaid interest (any such redemption, an “Optional Redemption”).
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
Intercreditor Agreements
In connection with the Company’s entrance into the New Senior Secured Notes Indenture and the 2L Indentures, the Company, Wolfspeed Texas, as a guarantor, and the trustees and the collateral agents under each of the New Senior Secured Notes Indenture and the 2L Indentures entered into the First Lien/Second Lien Intercreditor Agreement, dated as of the September 29, 2025 (the 1L/2L Intercreditor Agreement"), which sets forth the respective rights on the shared collateral between the noteholders under the New Senior Secured Notes, as first lien creditors, on the one hand, and the noteholders under the 2L Notes, as second lien creditors, on the other hand. Additionally, in connection with the Company’s entrance into the 2L Indentures, the Company, Wolfspeed Texas, as a guarantor, and the trustees and the collateral agents under each of the 2L Indentures entered into the Equal Priority Intercreditor

Agreement, dated as of September 29, 2025, which sets forth the respective rights on the shared collateral among the noteholders under the 2L Notes.
Reorganization items, net
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Consolidated Statement of Operations. The table below presents the reorganization items as a result of the Chapter 11 Cases during the periods presented:

	Successor	Predecessor
(in millions of U.S. dollars)	Period from September 30, 2025 through March 29, 2026	Period from June 30, 2025 through September 29, 2025	Nine months ended March 30, 2025
Allowed claims adjustments	$—	$475.7	$—
Success fees	—	34.0	—
Professional fees	—	28.2	—
Gain on settlement of liabilities subject to compromise	—	(3,751.8)	—
Write-off related to Predecessor directors’ and officers’ insurance policy	—	3.6	—
Cancellation of unvested Predecessor stock compensation awards	—	61.5	—
Fresh start valuation adjustments	—	2,585.4	—
Reorganization items, net	$—	$(563.4)	$—

Cash payments for Reorganization items, net	$23.7	$38.5	$—

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
(8)    Reflects the issuance of the New 2L Renesas Convertible Notes at fair value, and the issuance of the New 2L Non-Renesas Convertible Notes (excluding the impact of the equity-classified substantial premium at fair value) as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Issuance of New 2L Non-Renesas Convertible Notes (principal, including backstop commitment premium)	$331.4
Issuance of New 2L Renesas Convertible Notes	216.3
Issuance cost of New 2L Non-Renesas Convertible Notes	(8.0)
Net change in convertible notes, net	$539.7
(9)    Reflects the changes in other long-term liabilities and supply agreement liabilities as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Reinstatement of long-term operating lease liabilities from liabilities subject to compromise	154.2
Reinstatement of long-term supply agreements from liabilities subject to compromise	44.8
Change in deferred tax liability as a result of implementation of the plan	2.5
Net change in other long-term liabilities	$201.5

(10)    Reflects the settlement of liabilities subject to compromise in accordance with the Plan and the resulting gain, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Liabilities subject to compromise	$7,315.3
Reinstatement of short-term finance lease liabilities (see Adjustment 4)	(0.6)
Reinstatement of short-term operating lease liabilities and supply agreements (see Adjustment 6)	(26.1)
Reinstatement of long-term finance lease liabilities (see Adjustment 4)	(8.3)
Reinstatement of long-term operating lease liabilities and supply agreements (see Adjustment 9)	(199.0)
Distribution of proceeds to holders of Senior Secured Notes (see Adjustment 1)	(324.0)
Fair value of issuance of New Senior Secured Notes (see Adjustment 7)	(1,379.4)
Fair Value of Issuance of New 2L Non-Renesas Convertible Notes – principal, including backstop commitment premium (see Adjustment 8)	(331.4)
Fair value issuance of New 2L Non-Renesas Convertible Notes – substantial premium (see Adjustment 12)	(168.8)
Fair value issuance of New 2L Non-Convertible Notes (see Adjustment 7)	(229.6)
Proceeds from the New 2L Non-Renesas Convertible Notes through the rights offering (see Adjustment 1)	275.0
Implied value of issuance of Wolfspeed, Inc. New Common Stock, to creditors (see Adjustment 12)	(540.3)
Fair value issuance of New 2L Renesas Convertible Notes (see Adjustment 8)	(216.3)
Fair value of the Renesas Warrant (see Adjustment 5)	(33.6)
Implied value of forward equity contract (see Adjustment 5)	(371.1)
Distribution of Contingent Cash to non-consolidated escrow account (see Adjustment 1)	(10.0)
Gain on settlement of liabilities subject to compromise (See Adjustment 13)	$3,751.8
(11)    Reflects the cancellation of Old Common Stock and additional paid-in capital.
(12)    Reflects the issuance of 25.8 million shares of New Common Stock and additional paid-in capital, as follows:

	As of September 29, 2025
(in millions of U.S. dollars)	Common Stock	Additional Paid-in Capital
Issuance of Wolfspeed, Inc. common stock, at par, and additional paid-in capital to existing equity holders	$—	$28.8
Issuance of Wolfspeed, Inc. common stock, at par, and additional paid-in capital to holders of convertible notes claims	—	540.3
Issuance of Additional paid-in capital for equity-classified premium for New 2L Non-Renesas Convertible Notes	—	168.8
Obligation to issue Contingent Shares to existing equity holders, at the implied value	—	19.2
Net change in Wolfspeed, Inc. common stock and additional paid-in capital	$—	$757.1
(13)    Reflects the cumulative impact of the reorganization adjustments discussed above on accumulated deficit.

(in millions of U.S. dollars)	As of September 29, 2025
Gain on settlement of liabilities subject to compromise	3,751.8
Success fees	(33.9)
Write-off related to directors' and officers' insurance policy	(3.6)
Cancellation of unvested Predecessor stock compensation awards	(61.5)
Total reorganization adjustments impacting reorganization items, net	3,652.8
Cancellation of Old Common Stock and additional paid-in capital (direct charge to equity)	$4,165.3
Issuance of New Common Stock and additional paid-in capital to existing equity holders (direct charge to equity)	(28.8)
Obligation to issue Contingent Shares to existing equity holders (direct charge to equity)	(19.2)
Net deferred tax impacts (classified as tax expense)	(2.5)
Net change in accumulated deficit	$7,767.6
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

Note 4 – Discontinued Operations
RF Business Divestiture
On December 2, 2023 (the "RF Closing"), the Company completed the sale of its Radio Frequency ("RF") product line (the "RF Business") to MACOM Technology Solutions Holdings, Inc. ("MACOM") pursuant to the terms of the previously reported Asset Purchase Agreement (the "RF Purchase Agreement"). Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash and 711,528 shares of MACOM common stock (the "MACOM Shares").

In connection with the divestiture of the RF Business (the "RF Business Divestiture"), MACOM was entitled to assume control of the Company’s 100mm gallium nitride ("GaN") wafer fabrication facility in Research Triangle Park, North Carolina (the "RTP Fab") approximately two years following the RF Closing (the "RTP Fab Transfer"). On July 25, 2025, the Company and MACOM completed the RTP Fab Transfer, as contemplated by the RF Purchase Agreement, and MACOM assumed control of the RTP Fab. At such time, the transfer restrictions and risk of forfeiture for the MACOM Shares lapsed and the Master Supply Agreement between the parties (the "RF Master Supply Agreement") terminated pursuant to its terms. Additionally, the Company derecognized assets and liabilities related to the remaining rights and obligations under the RF Master Supply Agreement. In connection with the RTP Fab Transfer, the Company recognized $0.0 million during the period of September 29, 2025, a gain of $25.4 million within "Non-operating income, net" during the period from June 30, 2025 to September 29, 2025 and recognized a loss of $0.5 million within "Non-operating income, net" during the period from September 30, 2025 to March 29, 2026. In connection with the RTP Fab Transfer, the Long-Term Epi Supply Agreement between the parties commenced. At the time of the divestiture, the Company recorded a liability for the Long-term Epi Supply Agreement of $58.0 million, which was remeasured to $72.4 million upon the adoption of fresh start accounting. The amounts outstanding under the Long-term Epi Supply Agreement were $63.5 million and $58.0 million as of March 29, 2026 and June 29, 2025, respectively. The decrease in the balance of the liability was recognized as revenue in the Consolidated Statement of Operations. The supply agreement liability is recognized in Other Current Liabilities and Other Long-term Liabilities as of December 28, 2025, and Other Current Liabilities and Other Long-term Liabilities on the consolidated balance sheet as of June 29, 2025, respectively.
On September 8, 2025, the Company completed the sale of the MACOM Shares received in connection with the sale of the RF Business for $91.1 million, net of transaction costs, of which approximately $30.3 million was distributed to holders of the existing Senior Secured Notes upon emergence from the Chapter 11 Cases.
Note 5 – Revenue Recognition
Contract liabilities and distributor-related reserves were $74.8 million as of March 29, 2026 and $65.6 million as of June 29, 2025. Contract liabilities are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets. The increase in these reserves primarily relates to the Company's distributors carrying additional amounts of inventory as of March 29, 2026, due to planned shipments of last-time buys for the Company's 150mm offerings.
Product Line Revenue
The Company's continuing operations sells products from within two product lines: Power Products and silicon carbide and GaN materials ("Materials Products"). Revenue from these two product lines is as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025
Power Products	$100.1	$107.5
Materials Products	50.1	77.9
Total	$150.2	$185.4

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Power Products	$218.4	$131.8	$295.4
Materials Products	100.3	65.0	265.2
Total	$318.7	$196.8	$560.6

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Successor		Predecessor
	Three months ended March 29, 2026		Three months ended March 30, 2025
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
United States	$51.2	34.1%	38.4	20.7%
Hong Kong	27.2	18.1%	28.1	15.2%
Europe	27.3	18.2%	34.1	18.4%
Asia Pacific(1)	26.0	17.3%	21.4	11.5%
Singapore	7.4	4.9%	21.0	11.3%
China	4.1	2.7%	21.9	11.8%
Japan	5.7	3.8%	19.5	10.5%
Other	1.3	0.9%	1.0	0.6%
Total	$150.2		$185.4
(1) Excluding China, Hong Kong, Japan and Singapore

	Successor		Predecessor
	Period from September 30, 2025 to March 29, 2026		Period from June 30, 2025 to September 29, 2025		Nine months ended March 30, 2025
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$106.0	33.3%	44.9	22.8%	84.5	15.1%
Hong Kong	57.8	18.1%	26.1	13.3%	80.9	14.4%
Europe	54.0	16.9%	36.3	18.4%	123.7	22.1%
Asia Pacific(1)	51.4	16.1%	49.1	24.9%	62.0	11.1%
Singapore	18.6	5.8%	7.6	3.9%	83.8	14.9%
China	13.8	4.3%	17.9	9.1%	48.9	8.7%
Japan	12.6	4.0%	13.3	6.8%	75.2	13.4%
Other	4.5	1.5%	1.6	0.8%	1.6	0.3%
Total	$318.7		$196.8		$560.6
(1) Excluding China, Hong Kong, Japan and Singapore

Note 6 – Leases
Balance Sheet
Lease assets and liabilities are as follows:

(in millions of U.S. Dollars)	Successor	Predecessor
Operating Leases:	March 29, 2026	June 29, 2025
Right-of-use asset (1)	$98.3	$123.1

Current lease liability (2)	7.4	9.9
Non-current lease liability (3)	100.5	139.5
Total operating lease liabilities	$107.9	$149.4

Finance Leases:
Finance lease assets (4)	$2.1	$8.3

Current portion of finance lease liabilities(5)	0.3	0.5
Finance lease liabilities, less current portion(6)	1.8	8.4
Total finance lease liabilities	$2.1	$8.9
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
(5) Within finance lease liabilities on the consolidated balance sheets.
(6) Within finance lease liabilities - long term on the consolidated balance sheets.

Statements of Operations

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025
Operating lease expense	$5.1	$4.3
Finance lease amortization	0.2	0.2

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Operating lease expense	$10.0	4.3	$12.4
Finance lease amortization	0.3	0.2	0.6
Interest expense for finance leases was immaterial for all periods presented.

Cash Flows
Cash flow information consisted of the following (1):

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($10.8)	($4.1)	($4.0)
Cash paid for interest portion of financing leases	(0.1)	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.3)	(0.1)	(0.1)
(1) See Note 1, "Basis of Presentation and New Accounting Standards," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of March 29, 2026 were as follows:

(in millions of U.S. Dollars)	Successor
Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 28, 2026 (remainder of fiscal 2026)	$5.6	$0.2	$5.8
June 27, 2027	18.2	0.4	18.6
June 25, 2028	17.8	0.2	18.0
June 24, 2029	17.2	0.2	17.4
June 30, 2030	16.0	0.2	16.2
Thereafter	130.7	13.7	144.4
Total lease payments	205.5	14.9	220.4
Imputed lease interest	(97.6)	(12.8)	(110.4)
Total lease liabilities	$107.9	$2.1	$110.0
Supplemental Disclosures
Remaining weighted average lease terms and discount rate operating and finance lease liabilities as of March 29, 2026 were as follows:

	Successor
	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	145	450
Weighted average discount rate (2)	11.76%	13.83%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 8 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 7.43%.
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

On November 15, 2024, the Company and certain of its former executive officers were named as defendants (“Defendants”) in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between August 16, 2023 and November 6, 2024 in connection with the operational status, profitability, and growth potential of the Mohawk Valley fabrication facility, among other things. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025 and January 13, 2025, respectively, two additional lawsuits captioned Maizner v. Wolfspeed, Inc., et al., Case No. 6:25-cv-00046 and Ferreira v. Wolfspeed, Inc., et al., Case No. 6:25-CV-00062 were filed in the United States District Court for the Northern District of New York by stockholders regarding these same matters and naming the same Defendants. On February 24, 2025, the United States District Court for the Northern District of New York consolidated the Zagami, Maizner, and Ferreira actions and appointed co-lead plaintiffs and co-lead counsel. On May 5, 2025, co-lead plaintiffs filed an amended complaint. On June 4, 2025, Defendants filed a motion to transfer the consolidated action to the United States District Court for the Middle District of North Carolina and as of July 22, 2025, briefing on the motion to transfer was complete. Oral arguments were heard on the motion to transfer by the Magistrate Judge virtually on October 29, 2025. On December 22, 2025, the United States District Court for the Northern District of New York granted Defendants’ motion to transfer and on January 7, 2026 the case electronically transferred to the United States District Court for the Middle District of North Carolina. On February 20, 2026, Defendants filed a motion to dismiss the amended complaint, with briefing scheduled to be completed on June 5, 2026.
On April 21, 2025, a derivative action was filed by a putative stockholder purportedly on behalf of the Company in the United States District Court for the Middle District of North Carolina against certain former directors and officers of the Company (collectively, “Derivative Action Defendants”) for breach of fiduciary duty, waste, unjust enrichment, aiding and abetting, insider trading, and a violation of Section 14(a) of the Exchange Act. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the Derivative Action Defendants’ alleged misconduct, as well as declaratory and other monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated securities class action described above. The Company filed a Notice of Entry of Bankruptcy Confirmation Order and Occurrence of Effective Date on October 1, 2025. On October 16, 2025, the parties filed a Joint Notice and Stipulation Voluntarily Dismissing the Derivative Action. On November 20, 2025, the United States District Court for the Middle District of North Carolina so-ordered the dismissal. No activity occurred and no activity is expected on this matter.
The Company intends to vigorously defend against the claims in the above-referenced class action.
Supply Commitments and Capacity Deposits
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the third quarter of fiscal 2025, the Company amended the agreement to extend the term of the contract through December 2029 and modify the remaining minimum annual purchase commitments. During the period from June 30, 2025 to September 29, 2025, the period of September 29, 2025, the period from September 30, 2025 to December 28, 2025, and the three months ended March 29, 2026 the Company purchased $4.4 million, $0 million, $2.3 million, and $6.9 million respectively, for a combined total of $13.6 million and during the three and nine months ended March 30, 2025, the Company purchased $4.5 million and $17.0 million, respectively, of product under this agreement. As of March 29, 2026, the remaining minimum annual future product purchases for the remainder of 2026, 2027, 2028 and 2029 are $27.9 million, $38.0 million, $40.0 million and $42.0 million, respectively.
In addition, the Company paid quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits totaled $60.0 million and are refundable through credits on future product purchases. As of March 29, 2026, the Company has paid the full $60.0 million in connection with the agreement, which is recognized in prepaid expenses and other long-term assets on the consolidated balance sheet.
In fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the three months ended March 29, 2026 and the three months ended March 30, 2025, the Company purchased $4.8 million, and $7.2 million, respectively and during the period from June 30, 2025 to September 29, 2025, the period of September 29, 2025 and the period from September 30, 2025 to March 29, 2026 and the nine months ended March 30, 2025, the Company purchased $7.2 million, $0.0 million, $16.8 million, and $21.6 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the periods. Minimum future product purchase for the remainder of fiscal 2026 and for fiscal 2027 are $7.2 million and $9.6 million, respectively.

The Company will also be required to purchase electricity for its facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $57.1 million over the next 4 years and approximately $23.4 million over the next 8 years, respectively.
The Company has entered into an agreement with a supplier for equipment that has not yet been delivered or accepted by the Company.  While the Company has not accepted delivery of the equipment and, therefore, the arrangement has not commenced as a lease under ASC 842, the Company is contractually obligated to make monthly payments of $0.2 million for the next 184 months beginning in April 2026.
The Company reviews the terms of all its long-term supply agreements and assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices and the recoverability of assets related to capacity deposits, as necessary.
Note 8 – Investments

	Successor
(in millions of U.S. Dollars)	March 29, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$124.5	$—	$—	$124.5
Corporate bonds	212.5	—	(0.7)	211.8
Municipal bonds	97.0	0.1	(0.2)	96.9
Certificates of deposit	18.8	—	—	18.8
Commercial paper	17.7	—	—	17.7
Total short-term investments	$470.5	$0.1	($0.9)	$469.7
All short-term investments are classified as available-for-sale. No allowance for credit losses was recorded as of March 29, 2026.

	Predecessor
	June 29, 2025
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$192.0	$0.1	$—	$192.1
Corporate bonds	196.8	0.3	(1.5)	195.6
Municipal bonds	79.5	0.2	(0.5)	79.2
Certificates of deposit	5.0	—	—	5.0
Commercial paper	16.3	—	—	16.3
Total short-term investments	$489.6	$0.6	($2.0)	$488.2
All short-term investments are classified as available-for-sale. No allowance for credit losses was recorded as of June 29, 2025.

The contractual maturities of short-term investments as of March 29, 2026 were as follows:

	Successor
(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Ten Years	Total
U.S. treasury securities	$104.7	$19.8	$—	$124.5
Corporate bonds	206.4	5.4	—	211.8
Municipal bonds	91.8	5.1	—	96.9
Certificates of deposit	18.8	—	—	18.8
Commercial paper	17.7	—	—	17.7
Total short-term investments	$439.4	$30.3	$—	$469.7

Note 9 – Fair Value of Financial Instruments
The Company did not have any financial assets or liabilities requiring the use of Level 3 inputs as of March 29, 2026, except as otherwise noted below. There were no transfers between Level 1 and Level 2 during the nine months ended March 29, 2026.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	Estimated fair value
		Successor	Predecessor
(in millions of U.S. Dollars)	Fair value hierarchy	March, 29, 2026	June 29, 2025
Assets:
Money market funds	1	$36.8	$61.8
U.S. treasury securities	1	201.3	224.6
MACOM Shares	1	—	102.0
Municipal bonds	2	104.8	79.2
Corporate bonds	2	221.3	196.8
Commercial paper	2	53.6	28.3
Certificates of deposit	2	$22.7	$5.0

Liabilities:
Forward equity contract	2	$—	$—
Warrants	3	—	—
Embedded derivative on New 2L Renesas Convertible Notes	3	$—	$—
Forward Equity Contract
The fair value of the forward equity contract is determined using the observable market prices of our common stock and is not adjusted for holding restrictions. With all Regulatory Approvals obtained in January 2026, and the shares being delivered, the forward equity contract was extinguished as of March 29, 2026, after being remeasured at fair value date as of the date on which the Regulatory Approvals were received, with changes in fair value recognized in "Non-operating income, net" in the Consolidated Statements of Operations.
Embedded Derivative
The New 2L Renesas Convertible Notes contain embedded conversion features that provide for conversion into shares of common stock as defined in the agreements after receipt of the Regulatory Approvals. Before the Regulatory Approvals were obtained, the conversion feature could only be cash settled as the notes would not be convertible into common stock; the cash settled equity-indexed feature did not qualify for a scope exception under ASC 815. Accordingly, this feature was required to be bifurcated and accounted for separately as an embedded derivative. The embedded derivative liability was initially recorded at fair value at the issuance date, with an offsetting discount recorded to the host debt instrument. The discount was amortized to interest expense over the term of the notes using the effective interest method. The embedded derivative was subsequently remeasured at fair value at each reporting date, and most recently as of the date on which the Regulatory Approvals were received, with changes in fair value recognized in “Non-operating income, net" in the Consolidated Statements of Operations. The fair value of the embedded derivatives was determined using the Goldman Sachs binomial lattice model and was classified within Level 3 of the fair value hierarchy because the valuation model involves the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the embedded derivatives upon the Effective Date and as of the date on which the Regulatory Approvals were received was 60.0%.
Upon receipt of the Regulatory Approvals in January 2026, the embedded derivative met the equity classification criteria under ASC 815 and ASC 480. Accordingly, the Company reclassified the embedded derivative from liabilities to additional paid‑in capital at its fair value as of the reclassification date of $87.9 million. The reclassification did not result in the recognition of a gain or loss in the statement of operations. Subsequent to the January 2026 reclassification, the embedded derivative is no longer subject to fair value remeasurement.

Stock Warrant Liability
Prior to the receipt of the Regulatory Approvals, the stock warrants held by Renesas could only be settled for cash such that they were accounted for as derivative liabilities under ASC 815. The warrants were subsequently remeasured at fair value as of the date on which the Regulatory Approvals were received, with changes in fair value recognized in "Non-operating income, net" in the Consolidated Statements of Operation. The fair value of the warrant liability was determined using a Black-Scholes model and was classified within Level 3 of the fair value hierarchy. The stock warrant liability was classified as a Level 3 measurement within the fair value hierarchy because the valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Stock Warrant upon the Effective Date and as of the date on which the Regulatory Approvals were received, was 70.0%.
During the three months ended March 29, 2026, the Company reclassified its stock warrant liability to equity following the receipt of all required regulatory approvals. Upon reclassification, the stock warrant liability was no longer subject to fair value remeasurement. Refer to Note 2 "Emergence from Voluntary Reorganization under Chapter " for more information.
Level 3 Rollforward
The following is a rollforward of balances for liabilities classified as recurring Level 3 fair value measurements:

(in millions of U.S. Dollars)	Stock Warrant Liability	Embedded Derivative
Balance as of June 29, 2025 (Predecessor)	—	—
Issuance at September 29, 2025 (See Note 2 and Note 3)	$33.6	$94.5
Changes in fair value	(2.1)	(6.6)
Reclassification to equity	(31.5)	(87.9)
Balance as of March 29, 2026	—	—
Please refer to Note 2, "Emergence from Voluntary Reorganization Under Chapter 11," and Note 3, "Fresh Start Accounting," for additional information on the forward equity contracts, and the stock warrant liability.
Note 10 – Intangible Assets
The following table presents the components of intangible assets, net:

	Successor			Predecessor
	March 29, 2026			June 29, 2025
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$120.0	($6.6)	$113.4	$—	$—	$—
Developed technology	240.0	(20.8)	219.2	—	—	—
Trade names	28.0	(1.3)	26.7	—	—	—
Fresh start accounting-related intangible assets	$388.0	($28.7)	$359.3	$—	$—	$—
Patent and licensing rights	60.0	(10.1)	49.9	50.5	(26.7)	23.8
Total intangible assets	$448.0	($38.8)	$409.2	$50.5	($26.7)	$23.8

Customer relationships, developed technology, and trade names are amortized over their useful lives, which generally range from 5 to 11 years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from 0.5 to 23 years. Total intangible assets amortization expenses was $19.3 million for the three months ended March 29, 2026 and $1.0 million, $0.0 million, and $38.8 million for the period from June 30, 2025 to September 29, 2025, the period of September 29, 2025, and for the period from September 30, 2025 to March 29, 2026, respectively, and $1.3 million and $4.0 million for the three and nine months ended March 30, 2025, respectively.
Estimated amortization expense for intangible assets with finite lives for each of the next five years and thereafter is as follows:

					At Quarter End
Fiscal Year Ending	Customer Relationships	Developed Technology	Trade Names	Patents	March 29, 2026
June 28, 2026 (remainder fiscal 2026)	3.3	10.4	0.7	3.8	18.2
June 27, 2027	13.3	41.7	2.9	10.5	68.4
June 25, 2028	13.3	41.7	2.9	7.3	65.2
June 24, 2029	13.3	41.7	2.8	5.8	63.6
June 23, 2030	13.3	41.7	2.8	4.3	62.1
Thereafter	56.9	42.0	14.6	18.2	131.7
Total future amortization expense	113.4	219.2	26.7	49.9	409.2
Note 11 – Long-term Debt
As of June 29, 2025 (Predecessor):

(in millions of U.S. Dollars)	Maturity Date	Effective Interest Rate	Initial Principal	Repayment of principal	Conversion to common stock	Outstanding principal	Unamortized premium/discount	Ending Balance	Equity component	Fair Value	Fair value level
1.75% Convertible Notes	5/1/2026	2.2%	$575.0	$—	$—	$575.0	($2.0)	$573.0	$—	$145.2	Level 2
0.25% Convertible Notes	2/15/2028	0.6%	750.0	—	—	750.0	(7.9)	$742.1	—	186.6	Level 2
1.875% Convertible Notes	12/1/2029	2.1%	1,750.0	—	—	1,750.0	(20.7)	$1,729.3	—	450.6	Level 2
2030 Senior Notes	6/23/2030	16.3%	1,250.0	—	—	1,521.2	(52.3)	$1,468.9	—	1,308.2	Level 2
CRD Agreement Deposits	7/5/2033	6.8%	2,000.0	—	—	2,062.0	(37.3)	$2,024.7	—	556.7	Level 3
			$6,325.0	$—	$—	$6,658.2	($120.2)	$6,538.0	$—	$2,647.3

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

As of March 29, 2026 (Successor)

(in millions of U.S. Dollars)	Maturity Date(1)	Effective Interest Rate	Initial Principal	Repayment of principal(2)	Conversion to common stock(3)	Outstanding principal	Unamortized premium/discount	Ending Balance	Equity component	Fair Value	Fair value level
New Senior Secured Notes	6/23/2030	12.9%	$1,259.2	($629.7)	$—	$629.5	$58.9	$688.4	$—	$681.4	Level 2
New 2L Non-Convertible Notes	6/15/2031	12.5%	296.4	—	—	$296.4	(62.6)	$233.8	—	234.2	Level 2
New 2L Non-Renesas Convertible Notes(4)	6/15/2031	3.0%	331.4	—	(18.5)	$312.9	(6.9)	$306.0	159.4	489.4	Level 2
New 2L Renesas Convertible Notes(5)	6/15/2031	12.3%	203.6	—	—	$203.6	(76.7)	$126.9	87.9	198.6	Level 3
1.5L Convertible Notes	3/15/2031	4.3%	379.0	—	—	$379.0	(13.6)	$365.4	—	379.0	Level 2
			$2,469.6	($629.7)	($18.5)	$1,821.4	($100.9)	$1,720.5	$247.3	$1,982.6
(1)Each instrument is as defined in the Plan.
(2)On December 22, 2025, the Company repurchased $175.0 million of aggregate principal of the New Senior Secured Notes, plus accrued and unpaid interest at a purchase price of $197.9 million. On December 23, 2025, $10.2 million of Paid-in-Kind ("PIK") Interest was incurred and recorded to the outstanding

New Senior Secured Notes principal amount. On March 23, 2026, $10.9 million of PIK interest was incurred and recorded to the outstanding New Senior Secured Notes principal amount. On March 26, 2026, the Company used all of the aggregate gross proceeds from the 1.5L Convertible Notes (as defined below) and the Securities Purchase Agreement (as defined below) (refer to Note 16 - "Stockholders' Equity and Pre-Funded Warrants" for additional information) to redeem $475.9 million of the outstanding New Senior Secured Notes at a purchase price of $524.3 million.
(3)On September 29, 2025, the Company issued the New 2L Non-Renesas Convertible Notes and New 2L Renesas Convertible Notes. The notes bear interest at 2.5% per annum on the outstanding principal, are secured, and are convertible into shares of common stock at a conversion price of $12.23 and $18.35 per share, respectively. As of March 29, 2026, $18.5 million of New 2L Non-Renesas Convertible Notes were converted into 1.5 million shares of common stock.
(4)ASC Topic 470: Debt (“ASC 470”) presumes that when a convertible debt instrument is issued at a substantial premium compared to the principal amount, the premium should be recognized in equity as paid-in-capital. The excess of the initial carrying amount over par of $168.8 million was recorded to additional paid-in-capital. Approximately 5.6% of the equity component is not related to the outstanding convertible notes due to conversions during the period from September 30, 2025 to March 29, 2026.
(5)During the three months ended March 29, 2026, the Company reclassified the derivative liability to equity of $87.9 million (refer to Note 9 - "Fair Value of Financial Instruments" for additional information).

On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and each holder of the aforementioned corporate debt holdings as of the Effective Date and deposits under the CRD Agreement received portions of the restated debt obligations and New Common Stock, and all of the Company’s outstanding obligations under the aforementioned corporate debt holdings as of the Effective Date and CRD Agreement were discharged and terminated. Please refer to Note 1, "Basis of Presentation and New Accounting Standards," and Note 2, "Emergence from Voluntary Reorganization under Chapter 11," for additional information on the long-term debt.
New 1.5L Convertible Notes
On March 26, 2026, the Company entered into the 3.5% Convertible 1.5 Lien Senior Secured Notes due 2031 (the "1.5L Convertible Notes") in a private placement (the "Notes Placement") with an aggregate principal balance of $379.0 million. The 1.5L Convertible Notes were issued pursuant to, and are governed by, an indenture (the “ 1.5L Convertible Notes Indenture”), dated as of March 26, 2026, among the Company, Wolfspeed Texas, as Subsidiary Guarantor, and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent.
The 1.5L Convertible Notes are guaranteed on a senior basis by the Guarantor, and the 1.5L Convertible Notes and the related guarantee by the Subsidiary Guarantor are senior, secured obligations of the Company and the Subsidiary Guarantor, secured by substantially all assets of the Company and the Subsidiary Guarantor (the “Collateral”). The 1.5L Convertible Notes and related guarantee are effectively subordinated to all secured indebtedness of the Company and the Subsidiary Guarantor that is secured by a lien on the Collateral that is senior or prior to the lien on the Collateral securing the 1.5L Convertible Notes (including obligations under the Company’s New Senior Secured Notes) and are effectively senior to all indebtedness of the Company and the Subsidiary Guarantor that is not secured by a lien on the Collateral, or that is secured by a lien ranking junior to the lien on the Collateral securing the 1.5L Convertible Notes (including the Company’s New 2L Non-Renesas Convertible Notes and New 2L Non-Convertible Notes).

The 1.5L Convertible Notes bear cash interest at a rate of 3.5% per year. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2026. The 1.5L Convertible Notes mature on March 15, 2031, unless earlier repurchased, redeemed or converted.

The 1.5L Convertible Notes are convertible at the option of the holders at any time (subject to certain limitations) until the close of business on the second scheduled trading day immediately before the maturity date. The initial conversion rate for the 1.5L Convertible Notes is 49.6623 shares of the New Common Stock, per $1,000 principal amount of the 1.5L Convertible Notes (which is equivalent to an initial conversion price of approximately $20.14 per share of New Common Stock, which represents a conversion premium of approximately 20.0% over the last reported sale price of $16.78 per share of New Common Stock on the New York Stock Exchange on March 18, 2026). The conversion rate is subject to customary anti-dilution adjustments. Holders of the 1.5L Convertible Notes will be entitled to make-whole adjustments to the conversion rates in the event of a change of control or an optional redemption as described below. Upon conversion, the 1.5L Convertible Notes may be settled in cash, shares of New Common Stock or a combination thereof, at the Company’s election.

Upon the occurrence of a “Fundamental Change” (as defined below), subject to certain exceptions, holders may require the Company to repurchase all or a portion of their 1.5L Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.5L Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the applicable repurchase date. A “Fundamental Change” includes certain business combination transactions involving the Company, acquisitions of more than 50% of the Company's outstanding New Common Stock by specified persons or groups, and certain delisting events with respect to the New Common Stock.

The 1.5L Convertible Notes are redeemable, in whole or in part, at the Company’s option for cash at any time, on or after March 20, 2028, and on or before the 35th scheduled trading day immediately preceding the maturity date, subject to certain conditions. Redemption is permitted only if the last reported sale price of New Common Stock exceeds (i) 175% of the conversion price for specific periods if the redemption date occurs on or before March 19, 2029 or (ii) 130% of the conversion price for specified periods if the redemption date occurs on or after March 20, 2029. The redemption price equals 100% of the principal amount of the 1.5L Convertible Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
1L Supplemental Indenture
In connection with the Company’s entrance into the 1.5L Convertible Notes Indenture and the issuance of the 1.5L Convertible Notes, the Company entered into that certain First Supplemental Indenture (the “1L Supplemental Indenture”), dated as of March 26, 2026, among the Company, Wolfspeed Texas, as subsidiary guarantor (in such capacity, the “1L Guarantor”), and U.S. Bank Trust Company, National Association, as trustee and collateral agent (in such capacities, the “1L Indenture Agent”) to amend and waive certain provisions of that certain New Senior Secured Notes Indenture and to permit the Company and the 1L Guarantor to enter into the 1.5L Convertible Notes Indenture and the Company to issue the 1.5L Convertible Notes.
2L Supplemental Indenture
In connection with the Company’s entry into the indentures and the issuance of the notes described below, on March 26, 2026, the Company entered into separate first supplemental indentures to amend certain covenants governing its outstanding second‑lien indebtedness.
First, the Company entered into a First Supplemental Indenture (the “2L Non‑Renesas Supplemental Indenture”) by and among the Company, Wolfspeed Texas, as subsidiary guarantor (the “2L Non‑Renesas Guarantor”), and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2L Non‑Renesas Agent”). The 2L Non‑Renesas Supplemental Indenture supplements and amends certain covenants under the 2L Non‑Renesas Convertible Notes Indenture.
In addition, on March 26, 2026, the Company entered into a First Supplemental Indenture (the “2L Renesas Supplemental Indenture”) by and among the Company, Wolfspeed Texas, as subsidiary guarantor (the “2L Renesas Guarantor”), and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2L Renesas Agent”). The 2L Renesas Supplemental Indenture supplements and amends the 2L Renesas Convertible Notes Indenture.
Additionally, on March 26, 2026, the Company entered into a First Supplemental Indenture (the “Toggle Notes 2L Supplemental Indenture”) by and among the Company, Wolfspeed Texas, as subsidiary guarantor (the “Toggle Notes 2L Guarantor”), and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Toggle Notes 2L Agent”). The Toggle Notes 2L Supplemental Indenture supplements and amends certain covenants under the “2L Non-Convertible Notes Indenture”).
Intercreditor Agreement
In connection with the Company’s entry into the 1.5 L Convertible Notes Indenture, on March 26, 2026, the Company, the trustees and the collateral agents party to the 1.5 L Convertible Notes Indenture and the New Senior Secured Notes Indenture entered into a First Lien/1.5 Lien Intercreditor Agreement (the “1L/1.5L Intercreditor Agreement”). The 1L/1.5L Intercreditor Agreement sets forth the respective rights with respect to the shared collateral between the noteholders under the 1.5L Convertible Notes, on the one hand, and the noteholders under the New Senior Secured Notes, on the other hand.
In addition, on March 26, 2026, the Company, the Trustee and the Collateral Agent entered into a Joinder Agreement, pursuant to which the Trustee and the Collateral Agent became parties to the existing 1L/2L Intercreditor Agreement
Interest Expense

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025
Interest expense, net	$46.4	$70.2
Amortization of premium, discount and debt issuance costs, net of capitalized interest	4.9	14.5
Interest expense, other	0.8	0.7
Total interest expense, net	$52.1	$85.4

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Interest expense, net(1)	$98.2	$—	$193.6
Amortization of premium, discount and debt issuance costs, net of capitalized interest	10.4	—	34.5
Interest expense, other	1.5	0.7	2.3
Total interest expense, net	$110.1	$0.7	$230.4
(1): Excludes contractual interest of $99.7 million for the period from June 30, 2025 to September 29, 2025.
The Company capitalizes interest in connection with ongoing capacity expansions. Upon the substantial completion of the Siler City Fab at the end of fiscal 2025, interest capitalization ceased. Total interest expense capitalized for the three and nine months ended March 30, 2025 were $22.8 million and $61.6 million, respectively.
Note 12 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Successor	Predecessor
(in millions of U.S. Dollars, except share data)	Three months ended March 29, 2026	Three months ended March 30, 2025
Net loss	$(119.9)	$(285.5)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic (in thousands)	39,282	153,897
Net loss per share attributable to common stockholders, basic	(3.05)	(1.86)

Net loss attributable to common stockholders, diluted	(119.9)	(285.5)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, diluted (in thousands)	39,282	153,897

Net loss per share attributable to common stockholders, diluted	$(3.05)	$(1.86)

	Successor	Predecessor
(in millions of U.S. Dollars, except share data)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Net (loss) income	$(270.5)	$420.2	$(939.9)

Weighted-average number of shares outstanding used to compute net (loss) earnings per share attributable to common stockholders, basic (in thousands)	32,706	156,185	136,550
Net (loss) earnings per share attributable to common stockholders, basic	(8.27)	2.69	(6.88)

Net (loss) income attributable to common stockholders, diluted	(270.5)	420.2	(939.9)

Weighted-average number of shares outstanding used to compute net (loss) earnings per share attributable to common stockholders, basic (in thousands)	32,706	156,185	136,550
Weighted-average effect of potentially dilutive securities:
1.75% Convertible Notes	—	12,152	—
0.25% Convertible Notes	—	5,895	—
1.875% Convertible Notes	—	14,721	—
RSUs (Predecessor)	—	99	—
Weighted-average number of shares outstanding used to compute net (loss) earnings per share attributable to common stockholders, diluted (in thousands)	32,706	189,052	136,550

Net (loss) earnings per share attributable to common stockholders, diluted	$(8.27)	$2.22	$(6.88)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss. Weighted average number of shares of New Common Stock outstanding during the period computation includes shares of New Common Stock to be contractually issued as of the quarter end date and warrants exercisable for little or no consideration in relation to the share price.
For the three months ended March 29, 2026, the period from June 30, 2025 to September 29, 2025, and the period from September 30, 2025 to March 29, 2026, 64.2 million, 0.0 million and 64.3 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended March 30, 2025, 6.4 million and 6.5 million of weighted average shares, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
For periods subsequent to the receipt of the Regulatory Approvals, the Company calculated the dilutive impact of the New 2L Renesas Convertible Notes on (loss) earnings per share using the if-converted method, if dilutive. The New 2L Renesas Convertibles Notes will be reflected in the calculation of diluted (loss) earnings per share using the if-converted method. Refer to Note 2, "Emergence from Voluntary Reorganization Under Chapter 11" and Note 3, "Fresh Start Accounting" for additional discussion regarding additional dilution related to the receipt of Regulatory Approvals.
Note 13 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has two equity-based compensation plans, the Long-Term Incentive Plan and the Management Incentive Plan, which each provide for awards in the form of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, performance units, other awards, or any combination of these. Please refer to Note 1 "Basis of Presentation and New Accounting Standards" for more information on the two equity-based compensation plans.

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
Total stock-based compensation expense was classified in the Consolidated Statements of Operations as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025
Cost of revenue, net	$2.8	$9.7
Research and development	1.2	3.1
Sales, general and administrative	6.3	6.0
Total stock-based compensation expense	$10.3	$18.8

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Cost of revenue, net	$8.7	$7.8	$27.2
Research and development	1.5	2.2	9.2
Sales, general and administrative	7.7	3.6	26.3
Total stock-based compensation expense	$17.9	$13.6	$62.7
Stock-based compensation expense may differ from the impact of stock-based compensation to additional paid in capital due to manufacturing related stock-based compensation capitalized within inventory.
Market or Performance-based stock units
During the period from September 30, 2025 to March 29, 2026, the Company granted 1.1 million performance stock units ("PSUs") pursuant to the 2025 Management Incentive Plan. The PSUs vest 50% based on achievement on internal metrics that include revenue and leveraged free cash flow targets, while 50% are earned based on the Company's total stockholder return (“TSR”) relative to the TSR of the constituents of the Russell 3000 Index (the “Index”). For the PSUs granted from September 30, 2025 to March 29, 2026, the performance period commenced on December 1, 2025 and will end on June 30, 2028. The number of shares vesting could range from 0% to 200% times the target number of units granted.
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

Successor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026
Number of simulations	500,000
Expected volatility	52.44%
Expected life in years	2.56 years
Risk-free interest rate	3.55%
Dividend yield	—%

The grant date fair value of the market-based awards, as determined by the Monte Carlo valuation model, was $30.91 per share for the PSU grants issued during the period from September 30, 2025 to March 29, 2026.
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
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of March 29, 2026, the Company has concluded that it is necessary to maintain a full valuation allowance against its U.S. deferred tax assets. The reductions in NOL carryforwards as a result of COD income are expected to be offset by a corresponding decrease to the Company's valuation allowance as of March 29, 2026.
Note 15 - Restructuring
2025 Restructuring Plan
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerated its transition from 150mm to 200mm silicon carbide devices (the "2025 Restructuring Plan"). The 2025 Restructuring Plan resulted in a cumulative total headcount reduction of approximately 28%. The Company's 150mm device fabrication facility in North Carolina has ceased production in the second quarter of fiscal 2026. The Company expects to incur additional costs over the next three months in association with the 2025 Restructuring Plan, specifically the wind-down of the 150mm device fabrication facility in Durham, North Carolina.
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
A summary of the charges recognized in the consolidated statements of operations through the third quarter of fiscal 2026 and fiscal 2025, respectively, resulting from these restructuring activities is shown below:

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025
Accelerated depreciation	$—	$4.5
Inventory write-down/scrap	—	—
Other closure-related costs	6.2	12.3
Total cost of revenue, net	$6.2	$16.8

Impairments on abandoned assets	$1.7	$30.7
Severance(1)	(0.2)	7.0
Accelerated depreciation (2)	—	(2.0)
Contract termination costs	—	—
Other closure-related costs	0.7	5.0
Other operating expense(3)	$2.2	$40.7
Total	$8.4	$57.5

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Accelerated depreciation	$—	$5.6	$27.9
Inventory write-down/scrap	9.1	2.5	—
Other closure-related costs	12.1	10.0	54.6
Total cost of revenue, net	$21.2	$18.1	$82.5

Impairments on abandoned assets	$1.8	$0.1	$155.2
Severance(1)	0.4	0.1	58.5
Accelerated depreciation (2)	—	—	10.8
Contract termination costs	—	2.3	—
Other closure-related costs	1.6	1.2	25.7
Other operating expense(3)	$3.8	$3.7	$250.2
Total	$25.0	$21.8	$332.7
(1)Employee severance and benefit costs include the early exit program activity
(2) Includes net impact of change in salvage value and estimated useful life related to 150mm fab tooling and equipment
(3) Within restructuring and other expenses on the consolidated statements of operations.
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of March 29, 2026 follows:

	Predecessor			Successor
(in millions of U.S. Dollars)	As of June 29, 2025	Charges	Usage	March 29, 2026
Employee severance and benefit costs(1)	$25.2	$0.5	($23.3)	$2.4
Contract termination liability	5.5	2.3	(3.3)	4.5
Total	$30.7	$2.8	($26.6)	$6.9
(1)Employee severance and benefit costs includes the early exit program activity

2026 Restructuring Plan
During the second quarter of fiscal 2026, the Company implemented and substantially completed a headcount reduction. The costs related to this initiative, primarily severance, were recorded in the second quarter of fiscal 2026. No further charges are expected.
A summary of the charges recognized in the consolidated statements of operations through the third quarter of fiscal 2026 resulting from these restructuring activities is shown below:

	Successor
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Period from September 30, 2025 to March 29, 2026
Severance	(0.5)	7.5
Other operating expenses(1)	($0.5)	$7.5
(1) Within restructuring and other expenses on the consolidated statements of operations.
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of March 29, 2026 follows:

	Predecessor			Successor
(in millions of U.S. Dollars)	As of June 29, 2025	Charges	Usage	March 29, 2026
Employee severance and benefit costs	$—	$7.5	($5.9)	$1.6
Total	$—	$7.5	($5.9)	$1.6

Note 16 - Stockholders' Equity and Pre-funded Warrants
On March 19, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors in connection with a private placement offering of shares of New Common Stock and pre-funded warrants to purchase New Common Stock. On March 26, 2026, pursuant to the terms of the Securities Purchase Agreement, the Company issued and sold an aggregate of 3,250,030 shares of New Common Stock (the “Shares”) and pre-funded warrants (the “Pre-Funded Warrants” to purchase up to 2,000,000 shares of New Common Stock. The price per share of New Common Stock was $18.458, and the price per Pre-Funded Warrant was $18.448, resulting in aggregate gross proceeds of approximately $96.9 million, with issuance costs of $3.6 million. The Pre-Funded Warrants have an exercise price of $0.01 per underlying share of New Common Stock and are exercisable at any time until fully exercised. The Pre‑Funded Warrants do not expire until fully exercised.
The Pre-Funded Warrants are classified as equity and recorded as a component of additional paid-in capital at issuance. As of March 29, 2026, there were 2.0 million Pre-Funded Warrants outstanding.

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

Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide materials and device products in the power market, and our ability to adapt to evolving competitive dynamics to retain and grow market share for these applications. We have been experiencing softening demand for our products and continued price pressure in certain applications. We continue to expect increased mid- and long-term demand growth, however the timing and extent of these increases remains uncertain. We also continue to explore opportunities to expand adoption of our products in new and growing industries, such as AI data centers, grid modernization and renewable energy and storage.
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

Business Outlook
We believe we are uniquely positioned as a vertically integrated supplier of U.S.-made silicon carbide products in the global semiconductor industry. We are currently focused on three key priorities:
•Advancing our technology leadership;
~~•~~Demonstrating strict financial discipline; and
•Driving operational excellence.
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
Three Months Ended March 29, 2026 (Successor) Compared to Three Months Ended March 30, 2025 (Predecessor)
Consolidated statements of operations for the three months ended March 29, 2026 (Successor) and the three months ended March 30, 2025 (Predecessor), along with the change between the three months ended March 29, 2026 as compared to the three months ended March 30, 2025 were as follows:

	Successor		Predecessor
	Three months ended March 29, 2026		Three months ended March 30, 2025		Change
(in millions of U.S. Dollars, except share data)	Amount	% Revenue	Amount	% Revenue	$	%
Power products	$100.1	66.6%	$107.5	58.0%	($7.4)	(6.9)%
Materials products	50.1	33.4%	77.9	42.0%	(27.8)	(35.7)%
Revenue, net	150.2	100.0%	185.4	100.0%	(35.2)	(19.0)%
Cost of revenue, net	190.2	126.6%	207.9	112.1%	(17.7)	(8.5)%
Gross loss	(40.0)	(26.6)%	(22.5)	(12.1)%	(17.5)	77.8%
Research and development	27.2	18.1%	42.2	22.8%	(15.0)	(35.5)%
Sales, general and administrative	37.0	24.6%	41.1	22.2%	(4.1)	(10.0)%
Factory start-up costs	—	—%	23.5	12.7%	(23.5)	(100.0)%
Gain on disposal of property and equipment	(0.5)	(0.3)%	(0.2)	(0.1)%	(0.3)	150.0%
Restructuring and other expenses	10.6	7.1%	65.4	35.3%	(54.8)	(83.8)%
Operating loss	(114.3)	(76.1)%	(194.5)	(104.9)%	80.2	(41.2)%
Interest expense, net of capitalized interest	52.1	34.7%	85.4	46.1%	(33.3)	(39.0)%
Non-operating (income) expense, net	(46.2)	(30.8)%	5.5	3.0%	(51.7)	(940.0)%
Loss before income taxes	(120.2)	(80.0)%	(285.4)	(153.9)%	165.2	(57.9)%
Income tax (benefit) expense	(0.3)	(0.2)%	0.1	0.1%	(0.4)	(400.0)%
Net (loss) income	($119.9)	(79.8)%	($285.5)	(154.0)%	$165.6	(58.0)%

Revenue
The $35 million decrease in net sales for the three months ended March 29, 2026, compared to three months ended March 30, 2025 was primarily due to:
•Net sales of our Materials Product offerings decreased primarily due to lower volumes as our substrate customers continue to adjust the timing and size of their orders to rebalance supply to match weaker end market demand. There has also continued to be volatility in the timing and pricing of our materials orders.

•Net sales of our Power Product offerings decreased from a reduction in automotive demand and continued pricing pressure during the period. During the third quarter of fiscal 2026, approximately 90% of these revenues were attributable to products from the Mohawk Valley Fabrication facility (the "Mohawk Valley Fab") following the shutdown of our 150mm device fabrication facility in Durham, North Carolina (the "150mm Durham Fab") in the second quarter of fiscal 2026.
Cost of Revenue, Net and Gross Margin
In addition to lower revenues and the impact of changes in sales mix between our Power and Materials products, the primary drivers of the $18 million increase in gross loss for the three months ended March 29, 2026 compared to the three months ended March 30, 2025 included the following:
•$19 million increase in underutilization costs, primarily related to the achievement of production readiness at our materials manufacturing facility in Siler City, North Carolina (the "Siler City Fab") at the end of fiscal 2025 and lower factory loadings at our Durham materials facility as we rebalance supply to match weaker end market demand. Prior to the substantial completion of the Siler City fab, these costs were included in start-up costs within Operating Expenses. We expect to continue to incur significant underutilization costs until market demand for our products meets or exceeds our production capacity;
•$11 million decrease in restructuring and other closure-related costs, including accelerated depreciation and shutdown-related excess capacity charges. Refer to Note 15, "Restructuring," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information; and
•$35 million decrease in depreciation expense primarily related to the adoption of fresh start accounting partially offset by $14 million increase in intangible-related amortization expense presented in Cost of revenue, net, related to additional intangible assets recognized upon adoption of fresh start accounting.

Research and Development
The $15 million decrease in research and development expenses for the three months ended March 29, 2026 compared to three months ended March 30, 2025, was primarily due to:
•$10 million attributable to planned decreases in the amount of research and development wafer spend from product transfers and technology qualifications related to the Mohawk Valley Fab ramp; and
•$5 million attributable to lower depreciation expense primarily from the adoption of fresh start accounting.
Sales, General and Administrative
The $4 million decrease in sales, general and administrative expenses for the three months ended March 29, 2026 compared to the three months ended March 30, 2025 was primarily due to:
•$4 million attributable to planned reductions in marketing and outside services related to cost optimization efforts.
Factory Start-up Costs

The $24 million decrease in factory start-up costs for the three months ended March 29, 2026 compared to the three months ended March 30, 2025, related to the attainment of production readiness at the Siler City Fab. Refer to Note 1, "Basis of Presentation and New Accounting Standards," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for further details on the change in accounting policy due to the adoption of fresh start accounting.

Restructuring and Other Operating Expense

	Successor	Predecessor	Change
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025	$	%
Legal settlements	$—	$17.0	($17.0)	(100)%
Restructuring and other exit costs	1.7	40.7	(39.0)	(96)%
Project, transformation and transaction costs	5.0	6.8	(1.8)	(26)%
Amortization or impairment of fresh start accounting and acquisition-related intangibles	3.9	0.3	3.6	1,200%
Other	—	0.6	(0.6)	(100)%
Restructuring and other expenses	$10.6	$65.4	($54.8)	(84)%

The decrease in Restructuring and other operating expenses during the three months ended March 29, 2026 compared to the three months ended March 30, 2025, was primarily driven by a decrease in restructuring charges related to our headcount reduction and facility consolidation plans, the settlement of several ongoing legal matters and a $4 million increase in amortization expense, related to intangible assets recognized upon adoption of fresh start accounting.
Interest Expense, net
The decrease in interest expense during the three months ended March 29, 2026 compared to the three months ended March 30, 2025 was primarily related to decreases in our outstanding debt obligations upon emergence from the Chapter 11 Cases.
Non-Operating (Income) Expense, net

	Successor	Predecessor	Change
(in millions of U.S. Dollars)	Three months ended March 29, 2026	Three months ended March 30, 2025	$	%
Changes in fair value of liability classified derivative contracts	($28.7)	$—	($28.7)	(100)%
Interest income	(10.9)	(19.4)	8.5	(44)%
Realized loss on MACOM Shares	—	24.9	(24.9)	(100)%
Gain on contingent cash	(10.0)	—	(10.0)	100%
Loss on debt extinguishment	2.8	—	2.8	100%
Other expense, net	0.6	—	0.6	100%
Non-operating (income) expense, net	($46.2)	$5.5	($51.7)	(940)%
The increase in non-operating (income) expense, net during the three months ended March 29, 2026 compared to the three months ended March 30, 2025 was primarily due to the gain on contingent cash and remeasurement of certain liability-classified derivatives in the three months ended March 29, 2026, as further described in Note 3, "Fresh Start Accounting," and Note 9, "Fair Value of Financial Instruments," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report, partially offset by lower short-term investment balances and a lower interest rate environment, the debt extinguishment from the early pay down of our New Senior Secured Notes (as defined below) and loss related to the MACOM Shares.

Period from September 30, 2025 to March 29, 2026 (Successor) and June 30, 2025 to September 29, 2025 (Predecessor) compared with Nine months ended March 30, 2025 (Predecessor)

	Successor		Predecessor		Predecessor
	Period from September 30, 2025 to March 29, 2026		Period from June 30, 2025 to September 29, 2025		Nine months ended March 30, 2025
(in millions of U.S. Dollars)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Power products	$218.4	68.5%	$131.8	67.0%	$295.4	52.7%
Material products	100.3	31.5%	65.0	33.0%	265.2	47.3%
Revenue, net	318.7	100.0%	196.8	100.0%	560.6	100.0%
Cost of revenue, net	437.0	137.1%	273.9	139.2%	656.5	117.1%
Gross loss	(118.3)	(37.1)%	(77.1)	(39.2)%	(95.9)	(17.1)%
Research and development	52.1	16.3%	31.7	16.1%	137.5	24.5%
Sales, general and administrative	66.4	20.8%	37.9	19.3%	154.4	27.5%
Factory start-up costs	—	—%	—	—%	66.0	11.8%
Gain on disposal of property and equipment	(2.9)	(0.9)%	(5.7)	(2.9)%	(1.0)	(0.2)%
Restructuring and other expenses	38.8	12.2%	20.4	10.4%	294.8	52.6%
Operating loss	(272.7)	(85.6)%	(161.4)	(82.0)%	(747.6)	(133.4)%
Reorganization items, net	—	—%	(563.4)	(286.3)%	—	—%
Interest expense, net of capitalized interest	110.1	34.5%	0.7	0.4%	230.4	41.1%
Non-operating income, net	(113.2)	(35.5)%	(22.4)	(11.4)%	(38.5)	(6.9)%
(Loss) income before income taxes	(269.6)	(84.6)%	423.7	215.3%	(939.5)	(167.6)%
Income tax expense	0.9	0.3%	3.5	1.8%	0.4	0.1%
Net (loss) income	($270.5)	(84.9)%	$420.2	213.5%	($939.9)	(167.7)%
The primary drivers of changes in the financial statement line items noted below, for the periods from September 30, 2025 to March 29, 2026 (Successor) and June 30, 2025 to September 29, 2025 (Predecessor) compared with the period of the nine months ended March 30, 2025 (Predecessor) included the following:
•Revenue, net - Decreases in net sales of our Materials Products offerings driven by our customers' rebalancing supply to match weaker end market demand were partially offset by increases in net sales of our Power Product offerings for our industrial applications, partially attributable to end-of-life buys associated with the shutdown of our 150mm Durham Fab, and growth in emerging applications for silicon carbide devices such as AI and data center applications.
•Cost of Revenue, net and Gross loss - Increases in cost of revenue, net and the corresponding increase in Gross loss and decrease in Gross margin were primarily attributable to the following:
◦Unfavorable changes in product mix for Power devices and pricing pressure for certain product lines.
◦Higher underutilization costs during the Predecessor and Successor periods of fiscal 2026, related to the achievement of production readiness at our Siler City Fab, which expanded our capacity, and at our Durham materials facility related to lower factory loadings as we rebalance supply to match weaker end market demand. Prior to the substantial completion of the facility in late fiscal 2025, these costs were included in start-up costs. We expect to continue to incur significant underutilization costs until market demand for our products meets or exceeds our production capacity.
◦$23 million of additional product costs related to fair value step-ups on work-in-progress and finished goods recorded upon adoption of fresh start accounting, which was fully recognized as the products were sold in the Successor period ended March 29, 2026.
◦$29 million of additional amortization expenses related to the recognition of developed technology and changes in the fair value of other intangibles upon the adoption of fresh start accounting, recognized in the Successor period ended March 29, 2026.

◦Specific reserves and inventory write-offs related to obsolete products as well as the planned shutdown of our 150mm Durham Fab completed in the Successor period.
◦The items above were partially offset by lower restructuring and closure-related charges related to our headcount reduction and facility closure and consolidation plan initiated during the first quarter of fiscal 2025 (the "2025 Restructuring Plan"), as well as lower depreciation expense in the Successor period attributable to the fair value adjustments to property, plant, and equipment as part of our adoption of fresh start accounting. Refer to Note 3, "Fresh Start Accounting" and Note 15, "Restructuring," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.
•Research and Development - The changes in research and development costs were attributable to expected decreases in wafer spend from product transfers and technology qualifications, related to the timing of the Mohawk Valley Fab ramp in the prior period, as well as lower personnel costs related to the 2025 Restructuring Plan and the cancellation of unvested stock awards upon emergence from the Chapter 11 Cases. Additionally, the adoption of fresh start accounting reduced depreciation expense by $9 million.
•Sales, General & Administrative - The changes in sales, general and administrative expenses were primarily attributable to a decreases in personnel costs related to lower headcount, lower estimated bonus attainment and the cancellation of unvested stock awards upon emergence from the Chapter 11 Cases. Additionally, planned reductions in marketing and outside service spend related to cost optimization efforts.
•Factory Start-up Costs - The decrease in start-up costs for the Predecessor and Successor periods of fiscal 2026 related to the attainment of production readiness at the Siler City Fab, described above. These costs are now included within Cost of Revenue, net.
•Restructuring and Other Operating Expenses - The changes in restructuring and other operating expenses primarily related to a significant decrease in restructuring and other exit costs compared to the prior period, due to the timing of the 2025 Restructuring Plan and closure of the Farmer's Branch facility in December of fiscal 2025 and the settlement of several legal matters. These decreases were partially offset by a $7 million increase in intangible-related amortization expense during the Successor period, related to the adoption of fresh start accounting. Additionally, we incurred higher project, transformation, and transaction costs which primarily includes certain personnel and professional service costs related to the implementation of the Chapter 11 Cases and other internal optimization efforts.
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
•Non-Operating Income/Expense - The changes in non-operating income, net primarily related to the remeasurement of certain liability-classified derivatives in the Successor period, as further described in Note 3, "Fresh Start Accounting," and Note 9, "Fair Value of Financial Instruments," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report. The gains from mark-to-market adjustments on the liability-classified derivatives were partially offset by lower interest income attributable to lower average cash balances and less favorable yields.
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
On March 19, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors in connection with a private placement offering of shares of common stock and pre‑funded warrants to purchase shares of common stock, resulting in aggregate gross proceeds of approximately $96.9 million. On March 19, 2026, the Company also entered into a separate, privately negotiated issuance of 3.5% Convertible 1.5 Lien Senior Secured Notes due 2031 (the “1.5L Convertible Notes”) in an aggregate principal amount of $379.0 million. The aggregate gross proceeds from these transactions were used to repurchase $475.9 million aggregate principal amount of the New Senior Secured Notes, which the total payment of $524.3 million included a make‑whole premium funded by the Company and accrued and unpaid interest.
Refer to Note 11, "Long-term Debt," for additional information on our debt obligations, Note 16, "Stockholders' Equity and Pre-Funded Warrants" for additional information on the Securities Purchase Agreement and Note 1, "Basis of Presentation and New Accounting Standards," Note 2 "Emergence from Voluntary Reorganization under Chapter 11," and Note 3, "Fresh Start Accounting," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our Chapter 11 Cases and the adoption of fresh start accounting.

Overview
The following table sets forth our cash, cash equivalents and short-term investments:

	Successor	Predecessor
(in millions of U.S. Dollars)	March 29, 2026	June 29, 2025	Change
Cash and cash equivalents	$695.1	$467.2	$227.9
Short-term investments	469.7	488.2	(18.5)
Total cash, cash equivalents and short-term investments	$1,164.8	$955.4	$209.4
In summary, our cash flows were as follows:

	Successor	Predecessor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to March 29, 2026	Period from June 30, 2025 to September 29, 2025	Nine months ended March 30, 2025
Net cash used in operating activities	($126.4)	($22.4)	($469.2)
Net cash provided by (used in) investing activities	576.0	136.9	(254.5)
Net cash (used in) provided by financing activities	(235.3)	(101.5)	407.9
Effects of foreign exchange changes on cash and cash equivalents	(0.2)	0.8	0.1
Net change in cash and cash equivalents	$214.1	$13.8	($315.7)
The net increase in cash and cash equivalents and short term investments of $209 million between March 29, 2026 and June 29, 2025 was primarily driven by cash flows from the following activities:
•Operating activities — Cash used in operating activities results from net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities for the period from June 30, 2025 to September 29,

2025 (Predecessor) and the period from September 30, 2025 to March 29, 2026 (Successor) compared to the nine months ended March 30, 2025, decreased by approximately $320 million. This decrease was primarily driven by lower interest payments due to the Chapter 11 Cases, the timing of severance payments, decreases in payroll and other operating costs attributable to our restructuring initiatives, mark-to-market adjustments on the liability-classified derivatives and favorable changes in working capital, partially offset by higher professional service costs attributable to the Chapter 11 Cases.

•Investing activities — Investing cash flows consist primarily of capital expenditures and short-term investment activity. Cash provided by investing activities for the period from June 30, 2025 to September 29, 2025 (Predecessor) and the period from September 30, 2025 to March 29, 2026 (Successor) compared to the nine months ended March 30, 2025 increased by $967 million, primarily attributable to a planned decrease in gross capital expenditures and the receipt of approximately $733 million in Advanced Manufacturing Investment Credit refundable tax credits, New York State Grants related to the Mohawk Valley Fab and other government tax credits. Additional increases in cash proceeds received from the disposal of non-core buildings and equipment and the MACOM Shares were primarily offset by lower proceeds from the net sale and maturity of short-term investments.

•Financing activities — Financing cash flows consist primarily of debt transactions and debt-related payments related to the Chapter 11 Cases, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used in financing activities for the period from June 30, 2025 to September 29, 2025 (Predecessor) and the period from September 30, 2025 to March 29, 2026 (Successor), compared to the nine months ended March 30, 2025 increased by $745 million, primarily attributable to $1,025 million used in fiscal 2026 to repay our pre- and post-bankruptcy senior secured notes, per the terms of those agreements and the Chapter 11 claims settlements partially offset by a net increase of approximately $307 million in cash proceeds received from debt issuances and the proceeds from the Securities Purchase Agreement.

Sources and Uses of Liquidity
Under the terms of the Restructuring Support Agreement and the Plan, following the emergence from the Chapter 11 Cases, we reduced our overall debt by approximately 70%, or $4.6 billion. Following the paydown of the New Senior Secured Notes during the third quarter of fiscal 2026, we reduced our total debt by approximately $97 million and lowered our annual interest expense by an estimated $62 million. We expect that our current operating forecast over the next 12 months will allow us to maintain operations and meet our obligations to customers, vendors and employees in the ordinary course of business.
Cash on hand during the first three quarters of fiscal 2026 was primarily used for the following:
•normal recurring operating expenses;
•professional service fees associated with our Chapter 11 Cases;
•implementation of the restructuring plans described in Note 15, "Restructuring," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report; and
•repayments of principal for New Senior Secured Notes.

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
The initial phases of our major expansion projects at the Mohawk Valley Fab and the Siler City Fab were substantially completed as of late fiscal 2025. Consequently, our gross capital investment has continued and is expected to continue to decrease significantly during fiscal 2026. We also believe our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase. We also continue to actively pursue opportunities for federal funding, including but not limited to awards that may be made available through the CHIPS and Science Act or other programs, including the recently established United States Investment Accelerator Office ("federal funding opportunities").
We will continue to have take-or-pay inventory supplier agreements that require a minimum of $165 million of purchases over the next four years, as outlined further in Note 7, "Commitments and Contingencies," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report. We will also be required to purchase electricity for our facility in Siler City, North Carolina and

Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $57 million over the next 4 years and approximately $23 million over the next 8 years, respectively.
The Company has entered into an agreement with a supplier for equipment that has not yet been delivered or accepted by the Company.  While the Company has not accepted delivery of the equipment and, therefore, the arrangement has not commenced as a lease under ASC 842, the Company is contractually obligated to make monthly payments of $0.2 million for the next 184 months.
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

Off-Balance Sheet Arrangements
As of March 29, 2026, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.
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
Item 4.     Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ended March 29, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the third quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to pay interest and repay the principal for or to refinance any outstanding indebtedness under the New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes, the New 2L Non-Convertible Notes, the New Senior Secured Notes and the 1.5L Convertible Notes is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and/or raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that we will be able to manage any of these risks successfully.
The indenture governing the New Senior Secured Notes (the "New Senior Secured Notes Indenture") includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the collateral agent for the New Senior Secured Notes has been granted a perfected first lien security interest of at least $350 million as of the last day of any calendar month. In addition, the New Senior Secured Notes Indenture, the indenture governing the New 2L Non-Convertible Notes (the "New 2L Non-Convertible Notes Indenture"), the indenture governing the New 2L Renesas Convertible Notes (the "New 2L Renesas Convertible Notes Indenture"), the indenture governing the New 2L Non-Renesas Convertible Notes (the "New 2L Non-Renesas Convertible Notes Indenture") and the indenture governing the 1.5L Convertible Notes (the "1.5L Convertible Notes Indenture"), in each case, contain certain restrictions that limit our ability to, among other things: incur additional indebtedness, dispose of assets, pay dividends on or redeem or repurchase shares of our New Common Stock or other securities, create liens on assets, make investments and acquisitions or engage in mergers or consolidations, and engage in certain transactions with non-subsidiary guarantors and affiliates. The New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture. the New 2L Non-Renesas Convertible Notes Indenture and the 1.5L Convertible Notes Indenture (collectively, the "Indentures") also require us to make an offer to repurchase (i) the New Senior Secured Notes, or if the New Senior Secured Notes are redeemed in full, the New 2L Non-Convertible Notes or the 2L Convertible Notes, with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of certain casualty events (subject to certain limitations), (ii) in the case of the New Senior Secured Notes, with

100% of the proceeds of certain Department of Energy sponsored financings and in specified amounts upon the receipt of certain extraordinary proceeds and (iii) in the case of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes, the New 2L Non-Renesas Convertible Notes, and the 1.5L Convertible Notes, in full upon a change of control. The restrictions imposed by the Indentures could limit our ability to plan for or react to changing business conditions or could otherwise restrict our business activities and plans (including impairing our ability to obtain other financing). Our ability to comply with the covenants and restrictions imposed by the Indentures is subject to various risks and uncertainties beyond our control. Failure to comply with any of the restrictions and covenants in the Indentures or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. A default would permit holders of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes or the New 2L Non-Renesas Convertible Notes or the 1.5L Convertible Notes, as applicable, to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our Indentures.
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
Certain former holders of our convertible notes and Renesas have acquired significant ownership interests in our common stock pursuant to the Plan. These stockholders may control outcomes of actions requiring stockholder approval, including director elections, without other stockholders' approval. This concentration could: facilitate or hinder negotiated changes of control; allow for the appointment of board majorities, influencing management and strategy; affect corporate governance, business strategies, and capital allocation; impact stock liquidity, trading price, and volatility; create conflicts if major holders' interests diverge from other stockholders; and either attract or deter potential acquirers.
We may issue additional shares of common stock in connection with the exercise of the warrant issued to Renesas, or the conversion of the outstanding New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes or 1.5L Convertible Notes, which would result in significant dilution to stockholders.
We may issue additional shares of common stock in connection with outstanding securities that are exercisable or convertible into common stock. Any future exercise of the outstanding warrant issued to Renesas to purchase an aggregate of 4,943,555 shares of the Company's common stock or the conversion of the New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes or 1.5L Convertible Notes may result in significant dilution to existing stockholders.
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
Our growth depends significantly on adoption of our products within served markets and our ability to influence adoption rates. The semiconductor industry is characterized by rapid technological change, high capital expenditures, short product life cycles, and continuous process technology advancements. Markets we serve are in different adoption stages and characterized by constant change, rapid obsolescence, price erosion, evolving standards, and supply-demand fluctuations. As markets mature, additional fluctuations may result from customer base variability and consolidations, characterized by lower product demand, production overcapacity, higher inventory levels, aggressive competitor pricing, longer lead times for key components, supply delays, and production disruptions. We have experienced and may continue experiencing these conditions, which could adversely affect our business, financial condition, and results of operations. The repeal of EV tax credits in the U.S. in September 2025 could impact demand for our technology.
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
While we restrict certain use of third-party and open-source AI tools, internal governance of adoption of these technologies can be challenging, and our employees, consultants, and partners may use these tools on an unauthorized basis, posing additional risks relating to data protection, including potential exposure of our proprietary confidential information to unauthorized recipients and misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, and failure to comply with open-source software requirements. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development, or other business activities, negatively impacting our business, financial condition, and results of operations. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring, and enforcement of appropriate policies and procedures governing use of AI tools and results of any such use, by us or our partners.
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
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $14.89 to a high of $35.42 during the period from September 30, 2025 to March 29, 2026 since emergence from bankruptcy. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Moreover, changes in the public float or trading volume of our common stock may affect our stock price. For example, on September 29, 2025, we emerged from the Chapter 11 Cases. In connection with our emergence from the Chapter 11 Cases and pursuant to the Plan, the number of shares of common stock outstanding decreased significantly as part of the reorganization, which has impacted, and may in the future impact our stock price, and may result in additional stock price volatility.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans

During the fiscal quarter ended March 29, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Form of Pre-Funded Warrant		8-K	4.1	3/19/2026
4.2^	Indenture, dated as of March 26, 2026, by and among Wolfspeed, Inc., the Subsidiary Guarantor party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.1	3/26/2026
4.3	Form of 3.5% Convertible 1.5 Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.2)		8-K	4.2	3/26/2026
4.4	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.3	3/26/2026
4.5	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.4	3/26/2026
4.6	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.5	3/26/2026
4.7	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.6	3/26/2026
10.1*	Employment Agreement, dated January 14, 2026, between Wolfspeed, Inc. and Gregor van Issum		8-K	10.1	1/15/2026
10.2	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan for Non-Employee Directors		10-Q	10.8	2/6/2026
10.3	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Long-Term Incentive Compensation Plan		10-Q	10.9	2/6/2026
10.4	Form of Securities Purchase Agreement, dated March 19, 2026, by and among Wolfspeed, Inc. and the Investors party thereto		8-K	10.1	3/19/2026
10.5	Form of Registration Rights Agreement		8-K	10.2	3/19/2026
10.6	Form of Note Subscription Agreement, dated March 19, 2026, by and among Wolfspeed, Inc., Wolfspeed Texas, LLC and the Investor parties thereto		8-K	10.3	3/19/2026
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statement of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
		X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 formatted in Inline XBRL (included in Exhibit 101)	X

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

May 7, 2026

/s/ Gregor van Issum
Gregor van Issum
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)