Form 10-K
period 2026-06-28
WOLFSPEED, INC.
filed 2026-08-20
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 28, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
________________________________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of December 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $491,198,896 (based on the closing sale price of $17.95 per share).
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The number of shares of the registrant’s Common Stock, $0.00125 par value per share, outstanding as of August 13, 2026 was 52,995,396.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2026 Annual Meeting of Shareholders to be held on or about October 27, 2026 are incorporated by reference into Part III.

WOLFSPEED, INC.
FORM 10-K
For the Fiscal Year Ended June 28, 2026

Forward-Looking Information
Information set forth in this Annual Report on Form 10-K (this "Annual Report") contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All information contained in this report relative to future markets for our products, trends in and anticipated levels of revenue, gross margins and expenses, the ability to access funding, and the anticipated benefits of our emergence from the Chapter 11 Cases and our resulting capital structure and liquidity, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report.

PART I

Item 1. Business
Overview
Wolfspeed, Inc. ("Wolfspeed", the "Company", "we", "our", or "us") is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. Our product families include silicon carbide materials and power devices. Our products are targeted for various applications in the Automotive domain, including electric vehicles and fast charging, as well as existing and emerging applications in the Industrial & Energy domain such as AI data centers, grid modernization and renewable energy and storage as well as aerospace and defense.
The majority of our products are manufactured at our production facilities located in North Carolina, New York and Arkansas. We also use contract manufacturers, some of which include captive lines, for certain products and aspects of product fabrication, assembly and packaging. We operate research and development facilities in North Carolina, Arkansas and New York.
Wolfspeed, Inc. is a Delaware corporation originally established as a North Carolina corporation in 1987, and our headquarters are in Durham, North Carolina. For further information about our consolidated revenue and earnings, please see our consolidated financial statements included in Part II, Item 8 of this Annual Report.
Prepackaged Chapter 11 Cases
On June 30, 2025 (the “Petition Date”), we and our wholly owned subsidiary, Wolfspeed Texas LLC (together, the “Debtors”), voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).
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
On September 8, 2025, the Court entered the Order (i) Approving the Disclosure Statement, (ii) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (iii) Approving Entry into the Backstop Agreement (Docket No. 285) (the “Confirmation Order”), which, among other things, confirmed the Plan.
On September 29, 2025 (the "Effective Date"), we emerged from the Chapter 11 Cases upon all the conditions to the effectiveness of the Plan being satisfied or waived and the Plan becoming effective. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 3, “Emergence from Voluntary Reorganization under Chapter 11,” to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Upon our emergence from the Chapter 11 Cases, we adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date. Refer to Note 4, “Fresh Start Accounting,” to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
Reincorporation in Delaware
In connection with the Plan, we effected a reincorporation from the State of North Carolina to the State of Delaware (the “Reincorporation”). Upon consummation of the Reincorporation, Wolfspeed ceased its legal existence as a North Carolina corporation, and the surviving Delaware corporation will continue our business under the name “Wolfspeed, Inc.”, succeeding to all of our rights, assets, liabilities and obligations. In connection with the Plan and the Reincorporation, we adopted a new Certificate of Incorporation and new Bylaws under the Delaware General Corporation Law, which replaced our previous Amended and Restated Articles of Incorporation and Bylaws.

Products
Silicon Carbide and Gallium Nitride ("GaN") Materials
Our silicon carbide materials products consist of silicon carbide bare wafers, epitaxial wafers, and GaN epitaxial layers on silicon carbide wafers. Our silicon carbide materials are targeted for customers who use them to manufacture products for radio-frequency ("RF"), power and other applications. Corporate, government and university customers also buy silicon carbide and GaN materials for research and development directed at RF and power devices.
Power Devices
Our power device products consist of silicon carbide Schottky diodes, metal oxide semiconductor field effect transistors ("MOSFETs") and power modules. Our silicon carbide power products provide increased efficiency and faster switching speeds and as a result, reduced system size and weight over comparable silicon power devices. Power products are sold to customers and distributors for use in applications such as electric vehicles, including charging infrastructure, server power supplies, solar inverters, uninterruptible power supplies, industrial power supplies, AI data centers, grid modernization and other applications.
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
Customers
We had two customers during each of the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024 that each represented more than 10% of our consolidated revenue. These customers, in the aggregate, accounted for 41%, 38%, 37% and 37% of our total consolidated revenue in each period from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024, respectively. For further discussion regarding customer concentration, please see Note 17, “Concentrations of Risk,” in our consolidated financial statements included in Part II, Item 8 of this Annual Report. The loss of any large customer could have a material adverse effect on our business and results of operations.
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

Manufacturing
We manufacture silicon carbide substrates, silicon carbide MOSFETs and Schottky diodes and power modules. We utilize manufacturing facilities located in the United States in combination with assembly and test subcontractors throughout Asia. Manufacturing assets are managed together through one centralized organization to ensure we leverage scale in asset utilization, purchasing volumes, and overhead costs across the business. During fiscal 2025, we completed the transition of our device production capacity from 150mm to 200mm offerings including the substantial completion of the initial phase of our major expansion projects. During the period ended June 28, 2026, we closed the 150mm device fabrication facility in Durham, North Carolina and now produce all power devices in our 200mm Marcy, New York fabrication facility.
Silicon carbide substrate manufacturing occurs in our materials facility in Durham, North Carolina and involves production of a bare wafer substrate with or without epitaxy. Our front-end processes occur in manufacturing facilities called "wafer fabs". These processes involve several hundred manufacturing steps required for imprinting silicon carbide wafers with the precise circuitry required for semiconductor devices to function. Back-end processes include the assembly, test and packaging of semiconductors to make them suitable for use and sale.
Yields in our manufacturing process can vary and are dependent upon multiple factors including product complexity and performance requirements as well as the maturity of the process. In order to maximize both yield and quality, we maintain a robust process design that includes in-line process monitoring and testing.
Our substrate manufacturing facilities in Durham, North Carolina are certified to ISO 9001, IATF 16949, ISO 14001 and ISO 45001. Our silicon carbide device fabrication facility in Marcy, New York (the Mohawk Valley Fab) is certified to LEED® Silver, ISO 9001 and IATF 16949 and is in the process of being certified for ISO 14001 and ISO 45001.
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
Competition
Silicon Carbide and GaN Materials
We have continued to maintain a well-established leadership position in the sale of silicon carbide wafer and silicon carbide and GaN epitaxy products. As market adoption of the technology grows with rapidly expanding power device designs, we have experienced increased competition from companies such as SICC Co., LTD., and TanKeBlue Semiconductor Co., Ltd in China. We believe our leading technology, product quality and leveraged production scale position us to reliably supply production volumes to the device manufacturers in the market.

Power Devices
Our silicon carbide power devices compete with silicon carbide power semiconductor solutions offered by companies like Infineon Technologies AG, ON Semiconductor Corporation, Rohm Co. Ltd., ST Microelectronics N.V., Robert Bosch GmbH, and Silan Microelectronics Co. Ltd., as well as an increasing number of smaller competitors. Our silicon carbide products also compete with silicon semiconductor devices offered by a variety of manufacturers. Our power products compete in the power semiconductor market on the basis of performance, reliability and overall system price.
Patents and Other Intellectual Property Rights
We believe it is important to protect our investment in technology by obtaining and enforcing intellectual property rights, including rights under patent, trademark, trade secret and copyright laws. We seek to protect inventions we consider significant by applying for patents in the United States and other countries when appropriate. We have also acquired, through license grants, purchases and assignments, rights to patents on inventions originally developed by others. As of June 28, 2026, we owned or were the exclusive licensee of 550 issued United States patents and approximately 921 foreign patents with various expiration dates extending up to 2051, with certain patents expiring in the near term. We do not consider our business to be materially dependent upon any one patent, and we believe our business will not be materially adversely affected by the expiration of any one patent. For proprietary technology that is not patented, we generally seek to protect the technology and related know-how and information as trade secrets by keeping confidential the information that we believe provides us with a competitive advantage. We attempt to create strong brands for our products and promote our products through trademarks that distinguish them in the market. We may license to our customers use of our trademarks in connection with the sale of our products, and we monitor for the proper and authorized use of our trademarks.
Licensing activities and lawsuits to enforce intellectual property rights, particularly patent rights, are a common aspect of the semiconductor industry, and we attempt to ensure respect for our intellectual property rights through appropriate actions, including our recently filed lawsuit against Navitas Semiconductor Corp. for patent infringement. Refer to Note 16, "Commitments and Contingencies," in our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information. The breadth of our intellectual property rights and the extent to which they can be successfully enforced varies across jurisdictions. We both make and receive inquiries regarding possible patent infringements and possible violations of other intellectual property rights in the normal course of business. Depending on the circumstances, we may seek to negotiate a license or other acceptable resolution. If we are unable to achieve a resolution by agreement, we may seek to enforce our rights or defend our position through litigation. Patent litigation can be expensive and the outcome is often uncertain. We believe that the strength of our portfolio of patent rights is important in helping us resolve or avoid such disputes with other companies in our industry.
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
Our EHS management systems in our manufacturing facilities in Durham, North Carolina are certified to ISO 14001:2015 for environmental management. The benefits of implementing environmental and safety management systems include improved risk management, cost savings, meeting external stakeholder expectations, ensuring compliance with environmental and occupational safety laws, and decreasing our environmental footprint through discovering new possibilities for energy, water and waste usage reductions.
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
Human Capital
Employees
As of June 28, 2026, we employed 2,371 regular full and part-time employees. We also employ individuals on a temporary full-time basis and use the services of contractors as necessary. Certain employees in various countries outside of the United States are subject to laws providing representation rights.
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
During the first quarter of 2025, we initiated a headcount reduction and facility closure and consolidation plan and during the Successor period of fiscal 2026, we have continued to right-size our operations by initiating two additional headcount reduction plans. Please refer to Note 18, "Restructuring" to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
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

Health and Safety
The safety, health, and overall well-being of our employees and contractors is integrated into the way we do business. We aim to provide a safe and healthy work environment through various measures, including accountability for health and safety performance with line management, setting acceptable levels of risk based on government regulation or industry best practice, and evaluating health and safety incidents to prevent recurrence, among other programs. Through our collective commitment to safety during the year, we achieved significantly lower incident rates during fiscal 2026 as compared to fiscal 2025, which exceeded our target.
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
•Cyclical market patterns and potential downturns in our end markets.
•Distributors may not expand their customer base or anticipate demand.
•Global macroeconomic conditions could adversely impact our strategic direction.
•Tariffs or other trade restrictions could adversely impact our results of operations.
•Delays in product roadmap execution or misallocated research and development investments.

–Risks related to manufacturing and operational execution
•Manufacturing yield issues or failure to meet evolving quality standards.
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
Furthermore, we may not realize any or all of the intended benefits of the Chapter 11 Cases, the benefits may not be on the terms or in the manner we expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. Additionally, other risks we face, as described in this Annual Report, may be exacerbated by the impacts of our emergence from bankruptcy.
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
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage compared to our peers that may have less indebtedness than we have by limiting our ability to borrow additional funds needed to operate and grow our business and limiting our ability to pursue strategic acquisitions or other inorganic growth opportunities.

Our ability to pay interest and repay the principal for or to refinance any outstanding indebtedness under the New 2L Renesas Convertible Notes, New 2L Non-Renesas Convertible Notes, the New 2L Non-Convertible Notes, the New Senior Secured Notes and the 1.5L Convertible Notes (in each case, as defined below) is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and/or raise additional capital, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that we will be able to manage any of these risks successfully.
The indenture governing the New Senior Secured Notes (the "New Senior Secured Notes Indenture") includes a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents maintained in accounts over which the collateral agent for the New Senior Secured Notes has been granted a perfected first lien security interest of at least $350 million as of the last day of any calendar month. In addition, the New Senior Secured Notes Indenture, the indenture governing the New 2L Non-Convertible Notes (the "New 2L Non-Convertible Notes Indenture"), the indenture governing the New 2L Renesas Convertible Notes (the "New 2L Renesas Convertible Notes Indenture"), the indenture governing the New 2L Non-Renesas Convertible Notes (the "New 2L Non-Renesas Convertible Notes Indenture") and the indenture governing the 1.5L Convertible Notes (the "1.5L Convertible Notes Indenture"), in each case, contain certain restrictions that limit our ability to, among other things: incur additional indebtedness, dispose of assets, pay dividends on or redeem or repurchase shares of our common stock, $0.00125 par value per share ("New Common Stock") or other securities, create liens on assets, make investments and acquisitions or engage in mergers or consolidations, and engage in certain transactions with non-subsidiary guarantors and affiliates. The New Senior Secured Notes Indenture, the New 2L Non-Convertible Notes Indenture, the New 2L Renesas Convertible Notes Indenture, the New 2L Non-Renesas Convertible Notes Indenture and the 1.5L Convertible Notes Indenture (collectively, the "Indentures") also require us to make an offer to repurchase (i) the New Senior Secured Notes, or if the New Senior Secured Notes are redeemed in full, the New 2L Non-Convertible Notes or the 2L Convertible Notes, with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to reinvest the proceeds of certain casualty events (subject to certain limitations), (ii) in the case of the New Senior Secured Notes, with 100% of the proceeds of certain Department of Energy sponsored financings and in specified amounts upon the receipt of certain extraordinary proceeds and (iii) in the case of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes, the New 2L Non-Renesas Convertible Notes, and the 1.5L Convertible Notes, in full upon a change of control. The restrictions imposed by the Indentures could limit our ability to plan for or react to changing business conditions or could otherwise restrict our business activities and plans (including impairing our ability to obtain other financing). Our ability to comply with the covenants and restrictions imposed by the Indentures is subject to various risks and uncertainties beyond our control. Failure to comply with any of the restrictions and covenants in the Indentures or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. A default would permit holders of the New Senior Secured Notes, the New 2L Non-Convertible Notes, the New 2L Renesas Convertible Notes or the New 2L Non-Renesas Convertible Notes or the 1.5L Convertible Notes, as applicable, to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our Indentures.
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
As a result of the implementation of the Plan, we realized a substantial amount of COD income for U.S. federal income tax purposes and our tax attributes will be subject to the foregoing attribute reduction rules. The attribute reduction resulted in a reduction to our net operating losses generated during fiscal 2026 and prior years, which may have an adverse effect on our future cash flow.
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
We receive significant revenue from a limited number of customers and distributors, with two individually representing more than 10% of consolidated revenue for each of the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026. Many customer orders are made on a purchase order basis without long-term commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; altering their purchasing practices as a result of our emergence from the Chapter 11 Cases and the implementation of the Plan; or experiencing a reduction in their market share in the markets for which they purchase our products. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations, or if we encounter any problems collecting amounts due from them, our business, financial condition, and results of operations could be negatively impacted.
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
The markets for our products are highly competitive. In the semiconductor market, we compete with companies that have greater market share, name recognition, distribution, government subsidies and sales channels, and/or technical resources than we do, as well as state-supported international players who may have access to significant resources. Competitors continue to offer new products with aggressive pricing, additional features and improved performance. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline. Competitors may form strategic alliances with key customers, leading to further pricing pressure and reduced market share. Our inability to recover substantial development, engineering, and manufacturing costs—particularly significant given our current underutilization costs at the Mohawk Valley and Siler City facilities, softening demand and continued price pressure in certain applications could compound these challenges.
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
Our future success depends on our ability to deliver new, higher-performing and/or lower-cost solutions for existing and new markets and customer acceptance of those solutions. We have experienced delays in completing development, introduction, and qualification of new products. Our research and development efforts address increasingly complex problems, and not all projects will succeed. The semiconductor industry is characterized by rapid technological change, and our ability to compete effectively depends on our continued innovation in silicon carbide technology and our capacity to anticipate and respond to evolving customer requirements across automotive, industrial, energy, and AI data center applications. AI-related demand for our products is an emerging and rapidly evolving market opportunity, and the expected timing and magnitude of such demand may change significantly.
Successful development, introduction, and acceptance of our products depend on multiple critical factors. These include qualification and acceptance of new product and system designs, especially for automotive applications requiring stringent reliability and safety standards. We must also rely on our customers' ability to develop competitive products incorporating our solutions, as well as market acceptance of both our products and our customers' end products. The effective transfer of complex products from development to manufacturing presents significant challenges, which requires substantial capital investment and process refinement. Additional factors necessary for successful development include timely and cost-effective product introduction, achieving technology breakthroughs necessary for commercially viable products, and converting design-ins (customer commitments to purchase our products) to significant volume sales over multi-year qualification cycles.
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
We sell a portion of our products through distributors, including one that represented over 10% of revenue during each of the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026. We depend on distributors to expand their customer base and anticipate demand. Their success directly impacts our growth and profitability. Distributors must balance adequate inventory against obsolescence risk—particularly relevant for technology products—based on market cycles and internal factors largely outside our control. Both we and our distributors may be required to shift business relationships based on product availability, performance, and strategic priorities.
We typically recognize revenue on products sold to distributors when an item is shipped and title passes to the distributor. Certain distributors have limited rights to return inventory under stock rotation programs and have limited price adjustment rights for which we make estimates. We evaluate inventory levels in the distribution channel, current economic trends, and other relevant factors in developing our judgments and estimates. As inventory levels and product return trends change or we make changes to our distributor roster, we may have to revise our estimates and incur additional costs, and our gross margins and operating results could be adversely impacted.
Global macroeconomic conditions could adversely impact our strategic direction.
During the period from June 30, 2025 to September 29, 2025 and the period from September 30, 2025 to June 28, 2026, 77% and 66%, respectively, of our revenue was from outside the United States and we expect that revenue from international sales will continue to represent a significant portion of our total revenue. As such, a significant slowdown or instability in relevant foreign economies or lower investments in new infrastructure could have a negative impact on our sales. We also purchase a portion of the materials included in our products from overseas sources. Moreover, our operations and performance depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could cause customers to postpone purchases, which could, in turn, have a material negative impact on the demand of our products. Economic slowdowns or recessions and inflationary pressures could decrease demand, increase costs, and create other challenges. Government actions addressing economic slowdowns and inflation, including elevated interest rates, could negatively impact our growth.
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
We face uncertainty interpreting new tariffs and their applicability regarding customs valuation, product classification, and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws, application of rules regarding new tariffs can be subject to varying interpretations or future reinterpretations. U.S. Customs and Border Protection authorities or customs authorities in other countries could disagree with valuation, rules of origin, or classification methods applied to certain products, resulting in retroactive assessment of additional duties with interest, penalties, or other enforcement actions without ability to mitigate penalties, adversely affect our business, results of operations and financial condition.
Delays in product roadmap execution or misallocated research and development investments could impair competitiveness.
Our ability to maintain technology leadership in silicon carbide materials and power devices while continually producing more efficient, lower-cost products is critical to success in an increasingly competitive market. Our strategic focus on and completion of our accelerated transition to 200mm substrate production required sustained research and development investment and precise resource allocation. If we misallocate research and development resources, fail to achieve planned cost efficiencies, or experience delays in our technology roadmap execution, we may lose competitive positioning. In some instances, we plan product offerings based on planned yield improvements or increased cost efficiencies from production advances; failure to achieve these improvements could significantly affect our business, results of operations and financial condition.
Risks Related to Manufacturing and Operational Execution
Manufacturing yield issues or failure to meet evolving quality standards could increase costs and damage customer relationships.
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
As customer demand changes, we must adjust production capacity to meet demand. We are continually addressing manufacturing capacity needs. However, if we cannot increase production capacity at our targeted rate, if unforeseen costs arise, or if we cannot obtain advanced semiconductor manufacturing equipment timely, we may not achieve financial targets. We may be unable to build or qualify new capacity timely to meet customer demand, causing customers to fulfill orders with competitors. As we introduce new products and change product generations, we must balance production and inventory of prior generation products with new generation products to maintain a product mix that both aligns to customer demand and mitigates inventory write-down risks. Significant or prolonged shortages or delivery delays could delay customer manufacturing, negatively impact relationships, and potentially trigger penalty payments under certain agreements.
Due to proportionately high fixed costs (such as facility costs), if demand does not materialize at forecasted rates, we may not scale back manufacturing expenses or overhead costs quickly enough to correspond to lower demand, resulting in lower margins and adversely impacting our business, financial condition, and results of operations. If product demand decreases or if we fail to forecast demand accurately, we may experience mismatches between current product demand and manufactured product mix, adversely impacting results through higher costs from lower factory utilization and higher fixed costs per unit produced. Changes in product demand as compared to customer forecasts may cause variability in supply costs if significant adjustments are needed to our forecasted or committed procurement and supply plans. We may be required to recognize impairments on long-lived assets or excess inventory write-off charges, negatively impacting results of operations.
With the continuing ramp of the Mohawk Valley and Siler City facilities, we will continue to experience increased pressure on margins until our facilities reach full utilization. Initially, this underutilization cost will be substantial as we ramp facilities. Additionally, large upfront investments in facilities to increase capacity do not guarantee we will need the capacity, and we have experienced and may continue to experience lower than expected demand, resulting in further margin pressures. Our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. Declining backlog levels could result in more variability and less predictability in quarter-to-quarter revenue and operating results.
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
Additionally, SEC rules under the Dodd-Frank Act impose annual disclosure and reporting requirements for companies using "conflict" minerals from the Democratic Republic of Congo and adjoining countries. We may face challenges with regulators, customers, and suppliers if we are unable to sufficiently trace the origin of certain materials used in our products.
Risks Related to Our Overall Business and Operations
Our ability to attract and retain qualified personnel in a competitive market is critical to our success.
Hiring and retaining qualified personnel is critical to our business, and competition for experienced employees in our industry is intense. As a global company, this issue extends beyond the United States to our other locations in Europe and Asia. There is substantial competition for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult to recruit and retain qualified employees. If we are unable to staff sufficient and adequate personnel at our facilities, including as a result of attrition beyond the intended restructuring plans or adverse impacts on our ability to recruit and hire qualified personnel in the future as a result of the Chapter 11 Cases, we may experience lower revenue or increased manufacturing costs, adversely affecting our business, financial condition, and results of operations. Furthermore, organizational uncertainty may impair employee confidence and cause increased employee attrition beyond intended reductions, decreased morale, loss of institutional knowledge and expertise, and difficulty attracting, motivating, and retaining qualified management and key personnel, as employees may be more easily attracted to other employment opportunities. To help attract, motivate, and retain key employees, we use benefits such as stock-based compensation awards. If the value of such awards does not appreciate, as measured by our common stock price performance, or if our stock-based compensation otherwise ceases to be viewed as valuable, our ability to attract, retain, and motivate employees could be weakened, affecting our business, financial condition, and results of operations.
Cybersecurity threats, data breaches, and inadequate data protection controls could harm our business.
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information, and such attempts may increase in frequency and severity. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employees, malfeasance, or otherwise, resulting in unauthorized parties obtaining access to our systems. The risk of security breaches or disruptions, particularly through cyber-attacks, ransomware, or cyber intrusion, including by computer hackers, the expanded use of AI, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing employees to disclose confidential information. We actively seek to prevent, detect, and investigate unauthorized access, which sometimes occurs and is usually not recognized until after it has occurred. We might be unaware of such access or unable to determine its magnitude and effects. We are also at risk of security breaches and disruptions occurring at third parties we work with, including customers and suppliers. To date, we do not believe unauthorized access to these systems has caused material damage. These threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. Theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect our competitive position, result in loss of confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy damage, divert management's attention and other resources, and reduce the value of our investment in research and development. The increased prevalence of employees working remotely may exacerbate these cybersecurity risks. Our business could be subject to significant disruption and we could suffer monetary or other losses.
Our disclosure controls and procedures address cybersecurity and include elements intended to ensure analysis of potential disclosure obligations arising from security breaches. We are subject to numerous data privacy, protection, and security laws and regulations in the U.S. and internationally, including, among others, the European General Data Protection Regulation ("GDPR") and various U.S. federal and state data privacy and cybersecurity laws. We maintain compliance programs to address potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with cybersecurity breaches. However, a breakdown in existing controls and procedures around our cybersecurity environment may prevent us from detecting, reporting, or responding to cyber incidents timely and could adversely affect the trading price of our common stock as well as our overall business, financial condition, results of operations.

Our ability to protect our intellectual property rights is subject to limitations.
Our intellectual property position is based in part on patents owned by us and patents licensed to us. We intend to continue filing patent applications where appropriate and pursuing such applications with U.S. and certain foreign patent authorities. Our existing patents are subject to expiration and re-examination, and we cannot be sure additional patents will be issued on new applications around covered technology or that existing or future patents will not be successfully contested by third parties. Because issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure any of our patents, or patents licensed to us, will provide significant commercial protection, especially as new competitors enter the market.
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
We also rely on trade secrets and other non-patented proprietary information relating to product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure these efforts will be successful or that confidentiality agreements will not be breached. We cannot be sure we would have adequate remedies for any breach of such agreements or other misappropriation of trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.
Vigorous protection and pursuit of intellectual property rights characterize our industry, resulting in significant and often protracted and expensive litigation. Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights (such as our recent lawsuit against Navitas Semiconductor for patent infringement) or to enforce restrictive covenants to prevent damage to or loss of our intellectual property, which could adversely impact our relationship with certain customers. Litigation to determine validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert efforts of technical personnel and management, even if litigation results in determinations favorable to us. In the event of adverse results in such litigation, we could be required to pay substantial damages; indemnify customers; stop the manufacture, use, and sale of products found to be infringing; incur asset impairment charges; discontinue the use of processes found to be infringing; expend significant resources to develop non-infringing products or processes; or obtain licenses to use third-party technology.
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
We are increasingly dependent on information technology to enable effective operations and maintain financial accuracy and completeness. Allocation and effective management of resources necessary to successfully implement, integrate, train personnel, and sustain our information technology platforms, including our ongoing implementation of a singular company-wide ERP system, will remain critical to reducing the risk of transaction errors, processing inefficiencies, business disruptions, or loss of or damage to intellectual property through security breaches. We face these same risks if we fail to allocate and effectively manage resources necessary to build, implement, upgrade, integrate, and sustain appropriate technology infrastructure over the longer term.
Risks relating to the use or application of emerging technologies, including AI, could result in competitive and other harm.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our and our suppliers’ and customers' products and services may result in reputational and financial harm and legal liability. We and our suppliers and customers are increasingly incorporating AI capabilities into our products, services, and internal processes, which may subject us to significant competitive, legal, regulatory, and other risks. There can be no assurance that our use of AI will enhance our business operations or result in a benefit to us. Our competitors may incorporate AI into their products more quickly or more successfully than us, including by developing superior products or improving their operations with the assistance of AI, which could impair our ability to compete effectively. If we or our suppliers or customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm, or legal liability. Further, if models underlying AI we use are: incorrectly designed or implemented; trained on or reliant on incomplete, flawed, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or data providers haven't implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues, any of which may not be easily detectable, our performance and reputation, as well as our customers' reputations, could suffer or we could incur liability resulting from violation of laws or contracts to which we are a party or civil claims.
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
We are often involved in litigation, primarily patent litigation, and we and certain former executive officers and directors were named as defendants in multiple securities class action lawsuits regarding past public disclosures, each as discussed further in Note 16, "Commitments and Contingencies," in our consolidated financial statements in Part II, Item 8 of this Annual Report. Defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could adversely affect our results of operations and financial condition.
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
In July 2025, the "One Big Beautiful Bill Act" (the "OBBBA") was enacted, making multiple changes to federal income tax laws that affect the timing of deductions for our federal and state attributes. State conformity to OBBBA provisions remains unclear pending administrative guidance, which could adversely affect our financial condition, cash flows, and results of operations. Any significant changes in our effective tax rates could impact net income for future periods. Additionally, determining our income tax provision requires complex estimations and judgments, and material differences between actual tax liability and provisions could significantly affect our net income or cash flows.
We have had substantial NOL carryforwards that will be limited annually under Section 382 of the Code. An "ownership change" (generally defined as greater than 50-percentage-point cumulative changes in equity ownership of certain stockholders over a rolling three-year period) may limit our ability to utilize NOL carryforwards and other tax attributes to offset future taxable income. Such limitations could adversely affect our cash flows and overall financial condition.
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
General Risk Factors
Our exclusive forum provisions could limit our stockholders' ability to obtain a favorable judicial forum for disputes.
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
Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on the New York Stock Exchange ranged from a low of $14.80 to a high of $73.50 during the period from September 30, 2025 to June 28, 2026 since emergence from bankruptcy. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Moreover, changes in the public float or trading volume of our common stock may affect our stock price. For example, on September 29, 2025, we emerged from the Chapter 11 Cases. In connection with our emergence from the Chapter 11 Cases and pursuant to the Plan, the number of shares of common stock outstanding decreased significantly as part of the reorganization, which has impacted, and may in the future impact our stock price, and may result in additional stock price volatility.
We have engaged in large equity-linked financing arrangements, and depending on our stock price and other factors affecting the timing and terms of conversion, the number of shares of our common stock outstanding could be substantially increased, which may result in significant dilution to our existing stockholders and could adversely affect the market price of our common stock.
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
Government incentives may include tax rebates, reduced tax rates, favorable lending policies, and other measures, some or all of which may be available to us due to our foreign operations. When we receive government incentives through federal funding opportunities or through state and local grants, the restrictions and operational requirements associated with such grants typically add complexity to our operations and increase costs. Any of these incentives could be reduced or eliminated by government authorities at any time or as a result of our inability to maintain minimum operations necessary to earn the incentives. Any reduction or elimination of incentives provided for our operations could adversely affect our business, financial conditions, and results of operations. These same governments may also provide increased incentives to, or require production processes that favor, local companies, which could further negatively impact our business, financial condition, and results of operations.
Supply chain disruptions due to our global supply dependencies could harm our results.
We depend on sole-source and limited-source suppliers for certain raw materials, components, services, and equipment used to manufacture our products, including key materials and equipment used in critical stages of our manufacturing processes. Although alternative sources generally exist, qualifying those sources may take six months or longer. While we seek to identify and qualify alternative suppliers where feasible, we generally procure these items through purchase orders and maintain limited guaranteed supply arrangements, including take-or-pay agreements and capacity reservation deposits. Variations in supplier capacity, availability, or product specifications may affect our ability to manufacture products at required volumes or quality levels. Because we do not control the resources our suppliers dedicate to our business, we cannot assure you that they will meet their obligations to us. In addition, shortages of raw materials or key components could adversely affect our operations. We have previously experienced reduced production yields when suppliers deviated from agreed specifications or made unauthorized modifications, increasing our cost of revenue.

Our suppliers' inability to access capital or manage changing economic conditions, including recessionary pressures and inflation, could disrupt their operations and adversely affect our business. Delays, interruptions, or variations in supply could prevent us from meeting customer demand. If we lose a key supplier, a key supplier cannot meet our requirements, or we are unable to qualify an alternative supplier on a timely basis, our manufacturing operations could be significantly disrupted.

We also rely on independent shipping providers to transport materials and products within the United States and internationally. Failures or disruptions in transportation networks, including shipping, port, or logistics services, could adversely affect our business. Rising fuel costs, energy prices, security requirements, and related freight surcharges could further increase our operating costs.

Our fabrication processes consume precious metals and other commodities that are subject to price volatility and inflationary pressures. Our operating margins could be adversely affected if we cannot recover increased costs through pricing or surcharges. Production may also be disrupted by shortages of critical resources, including water, silicon, electricity, and industrial gases. In addition, future environmental regulations could constrain the supply of these resources or increase their cost.
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
The CIO, who has over 25 years of experience in Fortune 500 companies including aspects of IT, infrastructure, and information security including multiple leadership and transformation roles, and holds certifications across IT and information security, currently leads our InfoSec GRC organization is responsible for the implementation, operation, and monitoring of our cybersecurity risk management program. The CIO reports to the Chief Financial Officer.
Responsible for assessing and managing our cyber risk management program, the InfoSec GRC organization is comprised of multiple teams that address and respond to cyber risk related to identification and access management, data protection, security architecture and engineering, security operations, insider threat, and cyber defense. The InfoSec GRC oversees compliance with our cybersecurity framework, including benchmarking within the organization and facilitates cybersecurity risk management activities. The InfoSec GRC teams also oversee the review and approval process of policies and the security awareness program. Each team reports directly to the Senior Manager of Information Security who is responsible for informing the CIO, information technology leadership and senior leadership teams on the prevention, detection, mitigation, and remediation of the program, including cybersecurity incidents.

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
Details on our owned and leased facilities with significant operating activities as of June 28, 2026 are as follows:

Location	Principal Use	Approximate square footage
Owned Facilities
Durham, North Carolina - Silicon Drive Site	Administrative, Production and R&D	1,004,000
Marcy, New York	Administrative and Production	634,000
Siler City, North Carolina	Production	1,836,000

Leased Facilities
Durham, North Carolina - Moore Drive	Production	162,000
Fayetteville, Arkansas	R&D/Production	41,000

Item 3. Legal Proceedings
The information required by this item is set forth under Note 2, "Basis of Presentation and Summary of Significant Accounting Policies - Chapter 11 Cases", Note 3, "Emergence from Voluntary Reorganization under Chapter 11," and Note 16, “Commitments and Contingencies,” in our consolidated financial statements included in Part II, Item 8 of this Annual Report and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the New York Stock Exchange under the trading symbol WOLF. There were 62 holders of record of our common stock as of August 13, 2026. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
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
The following graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index, assuming an investment of $100.00 on September 29, 2025, the day our common stock was listed and began trading on the New York Stock Exchange after our emergence from the Chapter 11 Cases, and the reinvestment of dividends.

$400
$350
$300
$250
$200
$150
$100
$50
$0
9/29/2025
10/26/2025
11/23/2025
12/28/2025
1/25/2026
2/22/2026
3/29/2026
4/26/2026
5/25/2026
6/28/2026
Wolfspeed, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	9/29/2025	10/26/2025	11/23/2025	12/28/2025	1/25/2026	2/22/2026	3/29/2026	4/26/2026	5/25/2026	6/28/2026
Wolfspeed, Inc.	$100.00	$133.80	$77.74	$81.22	$81.27	$84.43	$69.86	$141.31	$316.24	$208.01
Nasdaq Composite Index	100.00	102.74	98.68	104.59	104.20	101.53	93.01	110.30	117.07	112.50
Philadelphia Semiconductor Index	100.00	110.49	101.51	114.32	126.23	131.09	118.48	167.06	193.98	210.04

Sale of Unregistered Securities
Other than as previously reported in our Current Reports on Form 8-K, there were no unregistered securities sold during fiscal 2026.
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document. This section of this Form 10-K generally discusses fiscal 2026 and 2025 items and year-to-year comparisons between fiscal 2026 and 2025. Discussions of 2024 items and year-to-year comparisons between fiscal 2025 and 2024 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2025 as filed with the SEC on August 26, 2025.
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

The Chapter 11 filings, including the Plan and the Disclosure Statement filed on June 30, 2025, were intended to facilitate a comprehensive balance sheet restructuring pursuant to the Restructuring Support Agreement.

On September 8, 2025, the Court entered the Order (i) Approving the Disclosure Statement, (ii) Confirming Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (iii) Approving Entry into the Backstop Agreement (Docket No. 285) (the “Confirmation Order”), which, among other things, confirmed the Plan.

On the Effective Date, the Company emerged from the Chapter 11 Cases upon all the conditions to the effectiveness of the Plan being satisfied or waived and the Plan becoming effective. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 3, “Emergence from Voluntary Reorganization under Chapter 11,” to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.

Upon the Company’s emergence from the Chapter 11 Cases, the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company's consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date. Refer to Note 4, “Fresh Start Accounting,” to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.

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
•Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information associated with product development, manufacturing capabilities and other core competencies of their business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken to enforce or protect intellectual property rights, litigation or threatened litigation is common.
Business Outlook
We believe we are uniquely positioned as a vertically integrated supplier of U.S.-made silicon carbide products in the global semiconductor industry. We are currently focused on four key priorities:
•Advancing our technology leadership;
•Diversifying revenue and customer base;
~~•~~Driving operational excellence; and
~~•~~Demonstrating strict financial discipline.
We believe these efforts will support our goals of delivering long-term growth and profitability, while enabling us to continue to invest in our business to further develop the technologies and accelerate the growth opportunities of silicon carbide materials and silicon carbide power devices and modules.

Results of Operations
Basis of Presentation
Beginning on the Effective Date, we adopted fresh start accounting, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 29, 2025 are not comparable with the consolidated financial statements on or prior to that date. Refer to Note 4, "Fresh Start Accounting," to our consolidated financial statements in Part II, Item 8 of this Annual Report for further details.
Fiscal Quarters and Fiscal Years

Our fiscal quarters end on the last Sunday of the month in September, December, March and June. Each fiscal quarter is generally 13 weeks as part of a 52-week fiscal year. Occasionally, we have a 53-week fiscal year, and in those instances, one quarter within the fiscal year is comprised of 14 weeks instead of 13 weeks. Our Predecessor period from June 30, 2025 to September 29, 2025 was a 13-week fiscal period. Our Successor period from September 30, 2025 to June 28, 2026 was a 39-week fiscal period. Our 2025 fiscal year was a 52-week fiscal year. Our 2024 fiscal year was a 53-week fiscal year. The next 53-week fiscal year will be the Company's 2030 fiscal year.
Period from September 30, 2025 to June 28, 2026 ("Successor") and from June 30, 2025 to September 29, 2025 ("Predecessor") Compared to Twelve Months Ended June 29, 2025 (Predecessor)
Selected consolidated statement of operations data for the period from September 30, 2025 to June 28, 2026 (Successor), June 30, 2025 to September 29, 2025 (Predecessor) and for the twelve months ended June 29, 2025 is as follows:

	Successor		Predecessor
	Period from September 30, 2025 to June 28, 2026		Period from June 30, 2025 to September 29, 2025		Fiscal Year Ended June 29, 2025
(in millions of U.S. Dollars, except share data)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Power Products	$324.7	69.3%	$131.8	67.0%	$414.0	54.6%
Materials Products	143.6	30.7%	65.0	33.0%	343.6	45.4%
Revenue, net	468.3	100.0%	196.8	100.0%	757.6	100.0%
Cost of revenue, net	623.3	133.1%	273.9	139.2%	879.2	116.1%
Gross (loss) profit	(155.0)	(33.1)%	(77.1)	(39.2)%	(121.6)	(16.1)%
Research and development	80.0	17.1%	31.7	16.1%	175.1	23.1%
Sales, general and administrative	103.7	22.1%	37.9	19.3%	190.5	25.1%
Factory start-up costs	—	—%	—	—%	85.2	11.2%
Gain on disposal of property and equipment	(5.4)	(1.2)%	(5.7)	(2.9)%	(20.0)	(2.6)%
Goodwill impairment	—	—%	—	—%	359.2	47.4%
Restructuring and other expenses	54.7	11.7%	20.4	10.4%	417.6	55.1%
Operating loss	(388.0)	(82.9)%	(161.4)	(82.0)%	(1,329.2)	(175.4)%
Reorganization items, net	—	—%	(563.4)	(286.3)%	—	—%
Interest expense, net of capitalized interest	149.9	32.0%	0.7	0.4%	315.2	41.6%
Non-operating income, net	(123.5)	(26.4)%	(22.4)	(11.4)%	(25.5)	(3.4)%
(Loss) income before income taxes	(414.4)	(88.5)%	423.7	215.3%	(1,618.9)	(213.7)%
Income tax (benefit) expense	1.4	0.3%	3.5	1.8%	(9.7)	(1.3)%
Net (loss) income	($415.8)	(88.8)%	$420.2	213.5%	($1,609.2)	(212.4)%

Basic (loss) earnings per share
Net (loss) income	($10.64)		$2.69		($11.39)

Diluted (loss) earnings per share
Net (loss) income	($10.64)		$2.22		($11.39)

Revenue
Net sales for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 as compared to fiscal 2025 were down 12% primarily driven by the following:
•Net sales of our Power Product offerings increased due to stronger demand for our industrial applications products, partially attributable to the end-of-life buys associated with the closure of our Durham Fab, and growth in emerging applications for silicon carbide devices such as AI and data center applications, partially offset by a reduction in automotive demand and continued pricing pressure during the year.

•Net sales of our Materials Product offerings decreased primarily due to lower volumes as our substrate customers continue to adjust the timing and size of their orders to rebalance supply to match weaker end market demand. Additionally, we have continued to experience pricing pressure attributable to increased substrate supply, particularly from suppliers in China.
Gross Profit and Gross Margin
The primary drivers of the decrease in gross profit and gross margin for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 included:
•Lower revenues as discussed above and unfavorable changes in overall product mix related to lower Materials Product revenue, partially offset by favorable changes in mix within Power Product offerings.
•Higher underutilization costs during the Successor period ended June 28, 2026 and the Predecessor period ended September 29, 2025 , related to the achievement of production readiness at our Siler City facility, which expanded our materials capacity, and at our Durham materials facility related to lower factory loadings as we rebalance supply to match weaker end market demand. Prior to the substantial completion of the Siler City facility in late fiscal 2025, these costs were included in start-up costs. We expect to continue to incur significant underutilization costs until market demand for our products meets or exceeds our production capacity.
•$23 million of additional product costs in the Successor period ended June 28, 2026 related to fair value step-ups on work-in-progress and finished goods recorded upon adoption of fresh start accounting, which was fully recognized as the products were sold in the Successor period.
•$42 million of additional amortization expenses related to the recognition of developed technology and changes in the fair value of other intangibles upon the adoption of fresh start accounting, recognized in the Successor period ended June 28, 2026.
•Specific reserves and inventory write-offs related to obsolete products as well as the planned shutdown of our 150mm Durham Fab completed in the Successor period ended June 28, 2026.
•The items above were partially offset by lower restructuring and closure-related charges related to our headcount reduction and facility closure and consolidation plan initiated during the first quarter of fiscal 2025 (the "2025 Restructuring Plan"), a decrease in stock based compensation expense, and lower depreciation expense in the Successor period attributable to the fair value adjustments to property, plant, and equipment as part of our adoption of fresh start accounting. Refer to Note 4, "Fresh Start Accounting" and Note 18, "Restructuring," to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information.
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

The decreases in research and development expenses for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 were primarily due to costs that were attributable to expected decreases in wafer spend from product transfers and technology qualifications, related to the timing of the Mohawk Valley Fab ramp in the prior period, as well as lower personnel costs related to the headcount reduction and facility closure and consolidation in fiscal 2025 (the "2025 Restructuring Plan") and the headcount restructuring initiatives during the period from September 30, 2025 to June 28, 2026 (the "2026 Restructuring Plans") and the cancellation of unvested stock awards upon emergence from the Chapter 11 Cases. Additionally, the adoption of fresh start accounting reduced depreciation expense by $13 million compared to fiscal 2025.
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
The decrease in SG&A expenses for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to the prior fiscal year was primarily attributable to decreases in personnel costs related to lower headcount and the cancellation of unvested stock awards upon emergence from the Chapter 11 Cases and planned reductions in marketing and outside service spend related to cost optimization efforts.
Factory Start-up Costs
Factory start-up costs relate to facilities that have not yet started revenue generating production. When a new facility begins revenue generating production, the operating costs of that facility previously expensed as start-up costs will instead be primarily expensed as part of the cost of the production within the cost of revenue, net line item in our statement of operations.
The decrease in start-up costs for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 related to the attainment of production readiness at the Siler City facility, described above. These costs are now included within Cost of Revenue, net for the Successor period ended June 28, 2026. There were no factory start-up costs during both the Successor period ended June 28, 2026 and the Predecessor period ended September 29, 2025.
Gain on Disposal of Property and Equipment
The Gain on disposal of property and equipment during the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 is primarily due to sales of certain equipment that we no longer intended to use and the sale of our idle property located in Durham, North Carolina. Gain on disposal of property and equipment is primarily due to the sale of our Farmers Branch and Research Triangle Park facilities during fiscal 2025.
Goodwill Impairment
The decrease in goodwill impairment for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 is due to the determination that our goodwill was impaired due to a triggering event during the fourth quarter of fiscal 2025. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," in Part II, Item 8 of this Annual Report for more information on our goodwill impairment.

Restructuring and Other Expenses
Restructuring and other expenses consisted of the following amounts:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025
Impairment losses on abandoned assets	$2.6	$0.1	$176.5
Restructuring and other exit costs	15.0	3.6	134.9
Pre-petition charges	—	—	55.8
Project, transformation and transaction costs	25.2	13.8	29.5
Legal settlements	—	—	17.0
Amortization of fresh start accounting and acquisition-related intangibles	11.9	—	1.1
Executive severance costs	—	—	1.4
Other	—	2.9	1.4
Restructuring and other expenses	$54.7	$20.4	$417.6
The decrease in Restructuring and other expenses for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 was primarily driven by costs related to the 2025 Restructuring Plan, including associated losses on impairment of other assets, the pre-petition charges incurred prior to the filing of the Chapter 11 Cases, and the timing of our emergence from bankruptcy, partially offset by an increase in amortization expenses associated with the new intangible assets resulting from the adoption of fresh start accounting, and transformation and transaction costs. Additionally, during the third quarter of fiscal 2025, we agreed to settle several ongoing legal matters and recognized the associated financial statement impact of those settlements in other operating expense.
Refer to Note 18, "Restructuring," in Part II, Item 8 of this Annual Report for more information on Restructuring and Other Exit Costs. Refer to Note 16, "Commitments and Contingencies," in Part II, Item 8 of this Annual Report for more information on our accounting for contingent losses.
Interest Expense, net of Capitalized Interest
Interest expense, net of capitalized interest. The decrease in interest expense for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 was primarily related to the Chapter 11 Cases. Certain payments made prior to the Effective Date that would have otherwise been presented as Interest expense were considered adequate protection payments and presented in Reorganization items, net. Furthermore, after the Effective Date, interest expense was lower than the prior period as a result of a decrease in outstanding debt obligations upon emergence from the Chapter 11 Cases.

Non-Operating Income, net
Non-operating income, net was comprised of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025
Changes in fair value of liability classified derivative contracts	($87.8)	$—	$—
Gain on RTP Fab Transfer	—	(25.4)	—
Gain on contingent cash	(10.0)	—	—
Interest income	(30.3)	(8.9)	(67.6)
Loss on debt extinguishment	3.3	—	—
Realized loss (gain) on equity investment	—	10.9	(22.6)
Loss on Wafer Supply Agreement	—	—	9.2
Write-off of deferred financing costs	—	—	54.7
Other expense, net	1.3	1.0	0.8
Non-operating income, net	($123.5)	($22.4)	($25.5)
Changes in fair value of liability classified derivative contracts. The increase in the remeasurement of certain liability-classified derivatives in the Successor period is further described in Note 4, "Fresh Start Accounting," and Note 9, "Fair Value of Financial Instruments," to our consolidated financial statements in Part II Item 8 of this Annual Report.
Gain on RTP Fab Transfer. The gain on the RTP Fab Transfer was primarily related to the acceleration of the RTP Transfer Date and the early termination of the Master Supply Agreement.
Gain on contingent cash. The Company received contingent cash back due to the CFIUS approval received in January 2026, as further described in Note 3, "Emergence from Voluntary Reorganization under Chapter 11," to our consolidated financial statements in Part II, Item 8 of this Annual Report.
Interest income. The decrease in interest income during the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 was primarily due to lower interest income attributable to lower average cash balances and less favorable yields.
Realized loss (gain) on equity investment. The realized loss (gain) on equity investment during the Predecessor period ended September 29, 2025 and fiscal 2025, respectively, relates to changes in fair value of the shares of common stock of MACOM Technology Solutions Holdings, Inc. received as partial consideration for the sale of the RF product line (the "MACOM Shares").
Loss on Wafer Supply Agreement. In connection with the completed sale of our former LED Business to SMART Global Holdings, Inc ("SGH") and its wholly owned subsidiary CreeLED, Inc. ("CreeLED" and collectively with SGH, "SMART") in fiscal 2021, we entered into a Wafer Supply and Fabrication Services Agreement (the "Wafer Supply Agreement"), pursuant to which we supplied CreeLED with certain silicon carbide materials and fabrication services for up to four years. We recognized a supply agreement liability in connection with this agreement, which reached full amortization in the second quarter of fiscal 2023. We terminated the Wafer Supply Agreement effective as of September 30, 2024.
Write-off of Deferred Financing Costs. We recognized charges of $54.7 million related to commitment fee assets and liabilities on undrawn tranches of our Existing Senior Secured Notes and the portion of debt issuance costs allocated to those tranches. Due to the Restructuring Support Agreement and Chapter 11 Cases, the undrawn borrowing capacity under the Existing Senior Secured Notes is no longer available.

Income Tax Expense
The change in the effective tax rate for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 was primarily driven by the reversal of the deferred tax liability associated with our goodwill upon the impairment recognized during fiscal 2025 and our emergence from Chapter 11 bankruptcy.
In general, the variation between our effective income tax rate and the current United States statutory rate of 21.0% is primarily due to: (i) changes in our valuation allowances against deferred tax assets, (ii) effects of emergence from Chapter 11 bankruptcy, and (iii) income derived from international locations with differing tax rates than the United States.
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
During the Successor period ended June 28, 2026, holders of our New 2L Non-Renesas Convertible Notes elected to convert approximately $64.3 million of principal into shares of common stock. These conversions were non-cash financing transactions and reduced our outstanding indebtedness, future interest obligations, and cash requirements associated with repayment of the notes. As a result, management believes the conversions improved our overall liquidity position.
Refer to Note 11, "Debt," for additional information on our debt obligations, Note 12, "Stockholders' Equity and Pre-Funded Warrants" for additional information on the Securities Purchase Agreement and Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," Note 3 "Emergence from Voluntary Reorganization under Chapter 11," and Note 4, "Fresh Start Accounting," to our consolidated financial statements in Part II, Item 8 of this Annual Report for additional information on our Chapter 11 Cases and the adoption of fresh start accounting.

Overview
The following table sets forth our cash, cash equivalents and short-term investments:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025	Change
Cash and cash equivalents	$576.3	$467.2	$109.1
Short-term investments	512.3	488.2	24.1
Total cash, cash equivalents and short-term investments	$1,088.6	$955.4	$133.2
The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025
Cash used in operating activities of continuing operations	($180.8)	($22.4)	($711.7)
Cash provided by (used in) investing activities of continuing operations	530.7	136.9	(268.1)
Cash (used in) provided by financing activities of continuing operations	(254.0)	(101.5)	400.1
Effect of foreign exchange changes	(0.6)	0.8	1.0
Net increase (decrease) in cash and cash equivalents	$95.3	$13.8	($578.7)
Cash Flows
The net increase in cash and cash equivalents and short-term investments of $133 million between June 28, 2026 and June 29, 2025 was primarily driven by cash flows from the following activities:
•Operating activities — Cash used in operating activities results from net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025, decreased by approximately $509 million. This decrease was primarily driven by lower interest payments due to the Chapter 11 Cases, a decrease in amortization of debt issuance costs, decrease in goodwill impairment, the timing of severance payments, decreases in payroll and other operating costs attributable to our restructuring initiatives, and mark-to-market adjustments on the liability-classified derivatives partially offset by higher professional service costs attributable to the Chapter 11 Cases, the realized loss on the MACOM shares, favorable changes in working capital and an increase of inventory write-offs.

•Investing activities — Investing cash flows consist primarily of capital expenditures and short-term investment activity. Cash provided by investing activities for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025 compared to fiscal 2025 increased by $936 million, primarily attributable to a planned decrease in gross capital expenditures and the receipt of approximately $733 million in Advanced Manufacturing Investment Credit refundable tax credits, New York State Grants related to the Mohawk Valley Fab and other government tax credits. Additional increases in cash proceeds received from the MACOM Shares were primarily offset by lower proceeds from the net sale and maturity of short-term investments and proceeds received from the disposal of non-core buildings and equipment.

•Financing activities — Financing cash flows consist primarily of debt transactions and debt-related payments related to the Chapter 11 Cases, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used in financing activities for the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025, compared to fiscal 2025 increased by $756 million, primarily attributable to $1,025 million used in fiscal 2026 to repay our pre- and post-bankruptcy senior secured notes, per the terms of those agreements and the Chapter 11 claims settlements partially offset by a net increase of approximately $307 million in cash proceeds received from debt issuances and the proceeds from the Securities Purchase Agreement.

Our principal sources of liquidity in fiscal 2026 included:
•the debt and equity issuance activities described above;
•receipts from customers and other operating activities;
•receipts under government incentive programs; and
•proceeds from the sale of our non-core assets and other short-term investments.
Cash on hand during fiscal 2026 was primarily used for the following:
•normal recurring operating expenses;
•professional service fees associated with our Chapter 11 Cases;
•implementation of the restructuring plans described in Note 18, "Restructuring," to our consolidated financial statements in Part II, Item 8 of this Annual Report; and
•repayments of the New Senior Secured Notes, including principal and related repayment premiums.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures; and
•repayments of debt and interest.
Given our current cash and investments position, we believe we will be able to fund daily operating expenses, debt service, working capital and capital requirements for at least the next 12 months.
The initial phases of our major expansion projects at the Mohawk Valley Fab and the Siler City facility were substantially completed as of late fiscal 2025. Consequently, our gross capital investment continued to decrease significantly during fiscal 2026, which decreased level of investment we expect to continue in fiscal 2027. We also believe our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase. Further, we also continue to actively pursue opportunities for federal funding, including but not limited to awards that may be made available through the CHIPS and Science Act or other federal programs, including the United States Investment Accelerator Office or other similar programs ("federal funding opportunities").
We will continue to have take-or-pay inventory supplier agreements that require a minimum of $164 million of purchases over the next four years, as outlined further in Note 16, "Commitments and Contingencies," to our consolidated financial statements in Part II, Item 8 of this Annual Report. We will also be required to purchase electricity for our facility in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $55 million over the next 4 years and approximately $23 million over the next 7 years, respectively.
The Company has entered into an agreement with a supplier for equipment that has not yet been delivered or accepted by the Company.  While the Company has not accepted delivery of the equipment and, therefore, the arrangement has not commenced as a lease under Accounting Standards Codification ("ASC") 842, the Company is contractually obligated to make monthly payments of $0.2 million for the next 181 months.
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
Financial and Market Risks
We are exposed to financial and market risks, including changes in interest rates, equity prices, currency exchange rates and commodities risk. We have entered, and may in the future enter, into foreign currency derivative financial instruments in an effort to manage or hedge some of our foreign exchange rate risk. We may not be able to engage in hedging transactions in the future, and even if we do, foreign currency fluctuations may still have a material adverse effect on our results of operations and financial performance. All of the potential changes noted below are based on sensitivity analysis performed on our financial positions at June 28, 2026 and June 29, 2025. Actual results may differ materially.

Interest Rate Risk
We maintain an investment portfolio principally composed of money market funds, municipal bonds, corporate bonds, United States agency securities, United States treasury securities, commercial paper, certificates of deposit, and variable rate demand notes. In order to minimize risk, our cash management policy permits us to acquire investments rated “A” grade or better. As of June 28, 2026 and June 29, 2025, our cash equivalents and short-term investments had a fair value of $646.9 million and $595.7 million, respectively. If interest rates were to hypothetically increase by 100 basis points, the fair value of our short-term investments would decrease by $6.5 million at June 28, 2026 and $6.0 million at June 29, 2025.
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
Off-Balance Sheet Arrangements
We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 28, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(b) of SEC Regulation S-K.
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
Our significant accounting policies and a description of recent accounting pronouncements are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report. We believe that the following are our most critical accounting estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting estimates and the related disclosures with the audit committee of our board of directors.
Revenue Recognition
For the Successor period ended June 28, 2026 and Predecessor period ended September 29, 2025, approximately 45%, respectively, of our revenue was from sales to distributors. Distributors stock inventory and sell our products to their own customer base, which may include value added resellers, manufacturers who incorporate our products into their own manufactured goods, or ultimate end users of our products. We recognize revenue upon shipment of our products to our distributors.

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
Under the ship and debit program, products are sold to distributors at negotiated prices and the distributors are required to pay for the products purchased within our standard commercial terms. Subsequent to the initial product purchase, a distributor may request a price allowance for a particular part number(s) for certain target customers, prior to the distributor reselling that particular part to the customer. If we approve an allowance and the distributor resells the product to the target customer, we credit the distributor according to the allowance we approved. These credits are applied against a reserve we establish upon initial shipment of product to the distributor. We grant certain distributors stock rotation rights that allow them to return a limited amount of inventory. We record a reserve for estimated stock rotations at the time revenue is recognized, based on historical experience and other relevant factors, and we adjust this reserve as actual returns and other information become available.
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
In order to determine what costs can be included in the valuation of inventories, we determine normal capacity for our manufacturing facilities based on expected utilization patterns. If our estimates regarding customer demand are inaccurate, or market conditions or technology change in ways that are less favorable than those projected by management, we may be required to take excess capacity charges in accordance with U.S. GAAP, which could have an adverse effect on our operating results.
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
A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have established an unrecognized benefit or are required to pay amounts in excess of what we have recognized, the effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash, existing deferred tax assets, and/or result in an increase in our effective tax rate in the year of resolution, whereas a favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
Stock-Based Compensation
We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
For restricted stock and stock unit awards, grant date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term. As of June 28, 2026, we have $73.5 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.18 years.
Forfeiture expense is accounted for as the expense occurs.
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
Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor and (ii) the $3.8 billion reorganization value of our assets immediately prior to confirmation of the Plan was less than the approximately $7.6 billion post-petition liabilities and allowed claims.

In accordance with ASC 852, with the application of fresh start accounting, we allocated our reorganization value to our individual assets based on our estimated fair values in conformity with ASC 805, Business Combinations (the reorganization value represents the fair value of the Successor assets before considering liabilities).
For information regarding fresh start accounting, refer to Note 4, "Fresh Start Accounting" to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Financial and Market Risks” included in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	43
Consolidated Balance Sheets as of June 28, 2026 and June 29, 2025	48
Consolidated Statements of Operations for the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024	49
Consolidated Statements of Comprehensive (Loss) Income for the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024	50
Consolidated Statements of Cash Flows for the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024	51
Consolidated Statements of Stockholders’ Equity for the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024	53
Notes to Consolidated Financial Statements	55

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wolfspeed, Inc.
Opinions on the Financial Statements
We have audited the accompanying consolidated balance sheet of Wolfspeed, Inc. and its subsidiaries (Predecessor) (the “Company”) as of June 29, 2025, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for the period from June 30, 2025 to September 29, 2025, and for the years ended June 29, 2025 and June 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2025, and the results of its operations and its cash flows for the period from June 30, 2025 to September 29, 2025, and for the years ended June 29, 2025 and June 30, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, on June 30, 2025 Wolfspeed, Inc. and its wholly owned subsidiary, Wolfspeed Texas LLC, (collectively the “Debtors”) filed a petition with the United States Bankruptcy Court for the Southern District of Texas, Houston Division, for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Debtors’ plan of reorganization was substantially consummated on September 29, 2025 and the Debtors emerged from bankruptcy. In connection with the emergence from bankruptcy, on September 29, 2025 fresh start accounting was adopted.
Basis for Opinions
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Inventories – Estimate of Obsolescence Reserves
As described in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first out (“FIFO”) method or an average cost method. Management writes down its inventories for estimated obsolescence equal to the difference between the cost of the inventory and its net realizable value based upon an aging analysis of the inventory on hand utilizing specific reserve percentages, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. Management also analyzes sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. As of September 29, 2025, the date fresh start accounting was applied, the consolidated inventory balance was $385.5 million, net of reserves, a significant portion of which relate to obsolescence reserves.

The principal considerations for our determination that performing procedures relating to the valuation of inventories – estimate of obsolescence reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of obsolescence reserves and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to the reserve percentages used in the aging analysis of the inventory on hand and future demand.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimate of obsolescence reserves. These procedures also included, among others, (i) testing management’s process for developing the estimate of obsolescence reserves; (ii) evaluating the appropriateness of management’s estimation methodology; (iii) testing the completeness and accuracy of the underlying data used in developing the estimate of obsolescence reserves; and (iv) evaluating the reasonableness of the assumptions used by management related to reserve percentages used in the aging analysis of inventory on-hand and future demand. Evaluating the reasonableness of management’s assumptions related to reserve percentages used in the aging analysis of inventory on-hand and future demand involved considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; (iii) a comparison of the prior year estimates to actual results in the current year; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit.
Application of Fresh Start Accounting – Valuation of Developed Technology, Trade Name, and Customer Relationships
As described in Notes 1, 2 and 4 to the consolidated financial statements, on June 30, 2025 Wolfspeed, Inc. and its wholly owned subsidiary, Wolfspeed Texas LLC (collectively the “Debtors”), voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code to implement a prepackaged plan of reorganization (the Plan). On September 29, 2025, the Plan became effective, and the Debtors emerged from bankruptcy and fresh start accounting was adopted. With the application of fresh start accounting on September 29, 2025, the reorganization value was allocated to individual assets based on their estimated fair values, resulting in total identified intangible assets of $445.7 million, of which a majority consisted of $240.0 million related to developed technology, $28.0 million related to the trade name and $120.0 million related to customer relationships. The fair values of developed technology and trade name assets were estimated using the relief from royalty income approach and the fair value of customer relationships was estimated using the multi-period excess earnings method. Significant assumptions used by management in the valuation of developed technology and trade name related to royalty rates, discount rates and revenue growth rates and significant assumptions used by management in the valuation of customer relationships related to revenue growth rates, attrition rate, margins, contributory asset charges, discount rate and economic lives.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology, trade name, and customer relationships intangible assets resulting from the application of fresh start accounting is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the developed technology, trade name, and customer relationships; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to royalty rates, discount rates and revenue growth rates for developed technology and trade name and revenue growth rates, attrition rate, margins, contributory asset charges, discount rate and economic lives for customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of developed technology, trade name, and customer relationships intangible assets resulting from the application of fresh start accounting. These procedures also included, among others, (i) reading the restructuring support agreement and related amendments, disclosure statement and subsequent updates, plan of reorganization, and other agreements; (ii) testing management’s process for developing the fair value estimates of the developed technology, trade name, and customer relationships intangible assets; (iii) evaluating the appropriateness of the relief from royalty income approach used by management in the valuation of developed technology and trade name and the multi-period excess earnings method used by management in the valuation of customer relationships; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty income approach and the multi-period excess earnings method; and (v) evaluating the reasonableness of significant assumptions used by management in the valuation of developed technology and trade name related to royalty rates, discount rates, and revenue growth rates and significant assumptions used by management in the valuation of customer relationships related to revenue growth rates, attrition rate, margins, contributory asset charges, discount rate and economic lives. Evaluating management’s assumptions related to the revenue growth rates and margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty income approach and multi-period excess earnings method; and (ii) the reasonableness of the attrition rate, royalty rates, contributory asset charges, discount rates and economic lives assumptions.

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 20, 2026

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wolfspeed, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Wolfspeed, Inc. and its subsidiaries (Successor) (the "Company") as of June 28, 2026, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for the period from September 30, 2025 to June 28, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2026, and the results of its operations and its cash flows for the period from September 30, 2025 to June 28, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas, Houston Division, confirmed the Debtors’ (Wolfspeed, Inc. and its wholly owned subsidiary, Wolfspeed Texas LLC) plan of reorganization (the "Plan"), which was consummated on September 29, 2025 (the “Effective Date”). Consummation of the Plan resulted in the discharge of certain claims against the Debtors that arose before June 30, 2025 and terminates all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on the Effective Date and the Debtors emerged from bankruptcy. In connection with the emergence from bankruptcy, fresh start accounting was adopted on the Effective Date.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Valuation of Inventories – Estimate of Obsolescence Reserves
As described in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first out (“FIFO”) method or an average cost method. Management writes down its inventories for estimated obsolescence equal to the difference between the cost of the inventory and its net realizable value based upon an aging analysis of the inventory on hand utilizing specific reserve percentages, specifically known inventory-related risks (such as technological obsolescence), and assumptions about future demand. Management also analyzes sales levels by product type, including historical and estimated future customer demand for those products to determine if any additional reserves are appropriate. As of June 28, 2026, the Company’s consolidated inventory balance was $234.2 million, net of reserves, a significant portion of which relate to obsolescence reserves.
The principal considerations for our determination that performing procedures relating to the valuation of inventories – estimate of obsolescence reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of obsolescence reserves and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to the reserve percentages used in the aging analysis of the inventory on hand and future demand.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimate of obsolescence reserves. These procedures also included, among others, (i) testing management’s process for developing the estimate of obsolescence reserves; (ii) evaluating the appropriateness of management’s estimation methodology; (iii) testing the completeness and accuracy of the underlying data used in developing the estimate of obsolescence reserves; and (iv) evaluating the reasonableness of the assumptions used by management related to reserve percentages used in the aging analysis of inventory on hand and future demand. Evaluating the reasonableness of management’s assumptions related to reserve percentages used in the aging analysis of inventory on hand and future demand involved considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; (iii) a comparison of the prior year estimates to actual results in the current year; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
August 20, 2026

We have served as the Company’s auditor since 2013.

WOLFSPEED, INC.
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	June 28, 2026	June 29, 2025
in millions of U.S. Dollars, except share data in thousands
Assets
Current assets:
Cash and cash equivalents	$576.3	$467.2
Short-term investments	512.3	488.2
Total cash, cash equivalents and short-term investments	1,088.6	955.4
Accounts receivable, net	98.2	178.8
Inventories, net	234.2	435.4
Investment tax credit receivable	84.4	653.4
Prepaid expenses	38.8	97.2
Other current assets	45.2	222.0
Total current assets	1,589.4	2,542.2
Property and equipment, net	691.4	3,916.5
Intangible assets, net	392.2	23.8
Long-term investment tax credit receivable	116.5	105.0
Other assets	215.4	266.9
Total assets	$3,004.9	$6,854.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$118.5	$280.2
Contract liabilities and distributor-related reserves	61.1	50.0
Income taxes payable	0.7	0.8
Finance lease liabilities	0.2	0.5
Current maturity on long-term borrowings	—	6,538.0
Other current liabilities	51.1	220.5
Total current liabilities	231.6	7,090.0
Long-term liabilities:
Long-term debt	931.0	—
Convertible notes, net	756.5	—
Finance lease liabilities - long-term	1.9	8.4
Other long-term liabilities	153.7	203.1
Total liabilities	2,074.7	7,301.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.00125 and $0.01; 100,000 and 3,000 shares authorized at June 28, 2026 and June 29, 2025; none issued and outstanding	—	—
Common stock, par value $0.00125; 350,000 shares authorized at June 28, 2026 and 400,000 shares authorized at June 29, 2025; 52,162 and 155,643 shares issued and outstanding at June 28, 2026 and June 29, 2025, respectively	0.1	0.2
Additional paid-in-capital	1,345.9	4,094.1
Accumulated other comprehensive loss	—	(3.8)
Accumulated deficit	(415.8)	(4,537.6)
Total stockholders' equity (deficit)	930.2	(447.1)
Total liabilities and stockholders’ equity (deficit)	$3,004.9	$6,854.4
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal year Ended June 29, 2025	Fiscal year Ended June 30, 2024
in millions of U.S. Dollars, except share data
Revenue, net	$468.3	$196.8	$757.6	$807.2
Cost of revenue, net	623.3	273.9	879.2	729.8
Gross (loss) income	(155.0)	(77.1)	(121.6)	77.4
Operating expenses:
Research and development	80.0	31.7	175.1	201.9
Sales, general and administrative	103.7	37.9	190.5	246.4
Factory start-up costs	—	—	85.2	53.8
Gain on disposal of property and equipment	(5.4)	(5.7)	(20.0)	—
Goodwill impairment	—	—	359.2	—
Restructuring and other expenses	54.7	20.4	417.6	20.6
Operating loss	(388.0)	(161.4)	(1,329.2)	(445.3)
Reorganization items, net	—	(563.4)	—	—
Interest expense, net of capitalized interest	149.9	0.7	315.2	246.3
Non-operating income, net	(123.5)	(22.4)	(25.5)	(119.1)
(Loss) income before income taxes	(414.4)	423.7	(1,618.9)	(572.5)
Income tax expense (benefit)	1.4	3.5	(9.7)	1.1
Net (loss) income from continuing operations	(415.8)	420.2	(1,609.2)	(573.6)
Net loss from discontinued operations	—	—	—	(290.6)
Net (loss) income	($415.8)	$420.2	($1,609.2)	($864.2)

Basic (loss) earnings per share
Continuing operations	($10.64)	$2.69	($11.39)	($4.56)
Net (loss) income	($10.64)	$2.69	($11.39)	($6.88)

Diluted (loss) earnings per share
Continuing operations	($10.64)	$2.22	($11.39)	($4.56)
Net (loss) income	($10.64)	$2.22	($11.39)	($6.88)

Weighted average shares - basic (in thousands)	39,094	156,185	141,320	125,693
Weighted average shares - diluted (in thousands)	39,094	189,052	141,320	125,693
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor	Predecessor
	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal year Ended June 29, 2025	Fiscal year Ended June 30, 2024
in millions of U.S. Dollars
Net (loss) income	($415.8)	$420.2	($1,609.2)	($864.2)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	—	0.8	7.8	13.5
Comprehensive (loss) income	($415.8)	$421.0	($1,601.4)	($850.7)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
in millions of U.S. Dollars	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Operating activities:
Net (loss) income	($415.8)	$420.2	($1,609.2)	($864.2)
Net loss from discontinued operations	—	—	—	(290.6)
Net (loss) income from continuing operations	(415.8)	420.2	(1,609.2)	(573.6)
Adjustments to reconcile net (loss) income to cash used in operating activities from continuing operations:
Non-cash reorganization items	—	(625.6)	—	—
Depreciation and amortization	100.0	69.3	252.1	181.0
Amortization and write-off of deferred financing costs	16.4	—	103.6	28.4
Gain on sale of property	(5.4)	(5.7)	(20.0)	—
Gain on RTP Fab Transfer	—	(25.4)	—	—
Goodwill impairment	—	—	359.2	—
Stock-based compensation	27.1	13.6	73.3	84.9
Loss (gain) on equity investment	—	10.9	(22.6)	(18.5)
Inventory write-off	34.0	29.0	6.8	13.9
Loss on disposal or impairment of property and equipment	3.1	0.2	171.7	1.2
Impairment of right-of-use assets	—	—	4.8	—
Loss on debt extinguishment	3.3	—	—	—
Gain on contingent cash	(10.0)	—	—	—
Amortization of premium on investments, net	(2.4)	(1.2)	(9.1)	(27.5)
Change in fair value of liability classified derivative contracts	(87.8)	—	—	—
Paid-in-kind interest on long-term debt	27.8	—	83.2	—
Deferred income taxes	0.6	1.0	(10.3)	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	57.4	23.2	(31.4)	7.4
Inventories	118.8	0.7	(5.5)	(166.2)
Prepaid expenses and other assets	41.7	42.2	(47.1)	(124.7)
Accounts payable	(50.0)	28.2	(48.7)	(45.8)
Accrued salaries, wages and other liabilities	(16.6)	(25.8)	60.0	(50.2)
Contract liabilities and distributor-related reserves	(23.0)	22.8	(22.5)	18.2
Net cash used in operating activities of continuing operations	(180.8)	(22.4)	(711.7)	(671.3)
Net cash used in operating activities of discontinued operations	—	—	—	(54.3)
Cash used in operating activities	(180.8)	(22.4)	(711.7)	(725.6)
Investing activities:
Purchases of property and equipment	(72.9)	(104.0)	(1,271.4)	(2,274.0)
Purchases of patent and licensing rights	(3.6)	(1.4)	(5.3)	(5.9)
Proceeds from sale of property and equipment	29.4	13.9	85.9	0.4
Proceeds from sale of MACOM Shares	—	92.7	—	—
Purchases of short-term investments	(492.3)	(83.4)	(390.9)	(1,601.1)
Proceeds from maturities of short-term investments	307.5	151.8	986.7	1,448.4
Proceeds from sale of short-term investments	29.4	67.2	86.5	237.9
Reimbursement of capital expenditures from incentives and investment credits	733.2	0.1	240.4	178.5
Proceeds from sale of business	—	—	—	75.6
Net cash provided by (used in) investing activities of continuing operations	530.7	136.9	(268.1)	(1,940.2)
Net cash used in investing activities of discontinued operations	—	—	—	(3.1)
Cash provided by (used in) investing activities	530.7	136.9	(268.1)	(1,943.3)
Financing activities:
Proceeds from Existing Senior Secured Notes	—	—	240.0	2,000.0
Proceeds from issuance of 2L Convertible Notes through the rights offering	—	275.0	—	—
Proceeds from issuance of 1.5L Convertible Notes	379.0	—	—	—
Proceeds from issuance of New Common Stock and Pre-Funded Warrants	96.9	—	—	—
Payments on Existing Senior Secured Notes	—	(308.5)	—	—
Payments of deferred financing costs	(18.6)	(3.5)	(47.9)	(46.0)
Payments of equity issuance costs	(3.5)	—	—	—

Payment of Contingent Cash	—	(10.0)	—	—
Proceeds from contingent consideration	10.0	—	—	—
Proceeds from issuance of Old Common Stock	—	—	203.9	23.4
Adequate protection payments on Existing Senior Secured Notes	—	(38.4)	—	—
Tax withholding on vested equity awards	(1.2)	(0.6)	(3.9)	(18.0)
Payments on long-term debt borrowings, including finance lease obligations	(716.6)	—	(0.5)	(0.4)
Incentive-related escrow refunds	—	—	10.0	—
Payment of Existing Senior Secured Notes commitment fees	—	(15.5)	—	—
Payment of unused capacity fee on pre-emergence debt	—	—	(1.5)	(1.0)
Cash (used in) provided by financing activities	(254.0)	(101.5)	400.1	1,958.0
Effects of foreign exchange changes on cash and cash equivalents	(0.6)	0.8	1.0	(0.2)
Net change in cash, cash equivalents and restricted cash	95.3	13.8	(578.7)	(711.1)

Cash, cash equivalents and restricted cash, beginning of period	481.0	467.2	1,045.9	1,757.0
Cash, cash equivalents and restricted cash, end of period	$576.3	$481.0	$467.2	$1,045.9
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Number of Shares	Par Value
Share data in thousands, U.S. Dollar information in millions
Balance at June 25, 2023 (Predecessor)	124,794	$0.2	$3,711.0	($2,064.2)	($25.1)	$1,621.9
Net loss	—	—	—	(864.2)	—	(864.2)
Net unrealized gain on available-for-sale securities	—	—	—	—	13.5	13.5
Tax withholding on vested equity awards	—	—	(18.0)	—	—	(18.0)
Stock-based compensation	—	—	105.5	—	—	105.5
Issuance of shares under the employee stock purchase plan	1,615	—	23.4	—	—	23.4
Balance at June 30, 2024 (Predecessor)	126,409	$0.2	$3,821.9	($2,928.4)	($11.6)	$882.1
Net loss	—	—	—	(1,609.2)	—	(1,609.2)
Net unrealized gain on available-for-sale securities	—	—	—	—	7.8	7.8
Tax withholding on vested equity awards	—	—	(3.9)	—	—	(3.9)
Stock-based compensation	—	—	72.2	—	—	72.2
Issuance of shares under the employee stock purchase plan	1,440	—	8.7	—	—	8.7
Issuance of shares under the at-the-market offering program, net of issuance costs	27,794	—	195.2	—	—	195.2
Balance at June 29, 2025 (Predecessor)	155,643	$0.2	$4,094.1	($4,537.6)	($3.8)	($447.1)
Net income	—	—	—	420.2	—	420.2
Stock-based compensation	1,218	—	71.6	—	—	71.6
Net unrealized gain on available-for-sale securities	—	—	—	—	0.8	0.8
Tax withholding on vested equity awards	(382)	—	(0.6)	—	—	(0.6)
Cancellation of Predecessor equity	(156,479)	(0.2)	(4,165.1)	4,117.4	3.0	(44.9)
Issuance of Successor equity	25,841	—	569.1	—	—	569.1
Substantial premium on 2L Convertible Notes	—	—	168.8	—	—	168.8
Contingent Shares (Unissued)	—	—	19.2	—	—	19.2
Balance at September 29, 2025 (Predecessor)	25,841	$—	$757.1	$—	$—	$757.1

Balance at September 30, 2025 (Successor)	25,841	$—	$757.1	$—	$—	$757.1
Net loss	—	—	—	(415.8)	—	(415.8)
Settlement of equity forward for common shares	16,852	—	292.0	—	—	292.0
Contingent Shares (Issued)	871	—	—	—	—	—
Conversion of Convertible Notes	5,269	0.1	63.5	—	—	63.6
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—
Tax withholding on vested equity awards	—	—	(1.2)	—	—	(1.2)
Stock-based compensation	79	—	21.8	—		21.8
Reclassification of Renesas conversion option	—	—	87.9	—	—	87.9
Reclassification of Renesas stock warrant liability	—	—	31.5	—	—	31.5

Issuance of common stock, net of issuance cost	3,250	—	57.7	—	—	57.7
Proceeds from the issuance of Pre-funded Warrants at $18.45 in March 2026, net of issuance costs	—	—	35.6	—	—	35.6
Balance at June 28, 2026 (Successor)	52,162	$0.1	$1,345.9	($415.8)	$—	$930.2
The accompanying notes are an integral part of the consolidated financial statements.

WOLFSPEED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business
Overview
Wolfspeed, Inc. (the "Company") is an innovator of wide bandgap semiconductors, focused on silicon carbide materials and devices for power applications. The Company’s product families include silicon carbide materials and power devices. The Company’s products are targeted for various applications in the Automotive domain including electric vehicles and fast charging, as well as existing and emerging applications in the Industrial & Energy domain such as AI data centers, grid modernization and renewable energy and storage, as well as aerospace and defense.
Previously, the Company designed, manufactured and sold radio-frequency ("RF") devices. As discussed more fully below in Note 5, “Discontinued Operations,” on December 2, 2023, the Company completed the sale of certain assets and subsidiaries comprising its RF product line.
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
On June 30, 2025 (the “Petition Date”), the Company and its wholly owned subsidiary, Wolfspeed Texas LLC ("Wolfspeed Texas," and together with the Company, the “Debtors”), voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). On September 29, 2025 (the "Effective Date"), the Company emerged from Chapter 11 Cases as all the material conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. Refer to Note 3, “Emergence from Voluntary Reorganization under Chapter 11” for additional information.
As further discussed below, upon the Company’s emergence from the Chapter 11 Cases on the Effective Date, the Company adopted fresh start accounting, which resulted in a new basis of accounting, and the Company becoming a new entity for financial reporting purposes. References to “Successor” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of the Company on or before the Effective Date.
Due to the lack of comparability with historical consolidated financial statements, the Company’s audited consolidated financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor periods to emphasize the lack of comparability between amounts presented after the Effective Date and amounts presented for all prior periods.
The Successor’s financial results for future periods following the adoption of fresh start accounting will be different from historical trends and the differences may be material. Refer to Note 4 “Fresh Start Accounting” for additional information. All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, no assurances can be provided that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.
Wolfspeed, Inc. is a Delaware corporation originally established as a North Carolina corporation in 1987, and its headquarters are in Durham, North Carolina.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements, statement of cash flows and notes have been reclassified to conform to the current year's presentation, which include the moving of amounts related to "Long-term receivables" and "Deferred tax assets" to "Other assets," and "Deferred tax liabilities" to "Other long-term liabilities". The Company changed its presentation of cash flows from operating activities in the consolidated statements of cash flows to separately present "inventory write-off," which were previously included within the "Inventory" line item. These reclassifications had no effect on previously reported net loss, stockholders’ equity, or net cash flows from operating, financing or investing activities.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Fiscal Year
The Company’s fiscal year is a 52 or 53-week period ending on the last Sunday in the month of June. The Company's Predecessor period from June 30, 2025 to September 29, 2025 was a 13-week fiscal period. The Company's Successor period from September 30, 2025 to June 28, 2026 was a 39-week fiscal period. The Company's 2025 fiscal year was a 52-week fiscal year. The Company’s 2024 fiscal year was a 53-week fiscal year. The next 53-week fiscal year will be the Company's 2030 fiscal year.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, valuation of inventories, tax related contingencies, fresh start accounting, valuation of refundable tax credits, valuation of stock-based compensation, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Factory Start-Up Costs
Prior to the Effective Date, the Company reported factory start-up costs within operating expenses until a facility was substantially complete and ready for revenue generating production. With the adoption of fresh start accounting, the Company elected to change its accounting policy to classify factory start-up costs within cost of revenue. This policy change has no impact on operating loss. There were no factory start-up costs during both the Predecessor period ended September 29, 2025 and the Successor period ended June 28, 2026.
Stock-based Compensation
Prior to the Effective Date, forfeitures of stock-based compensation awards were estimated and assumptions were adjusted periodically as new information became available. With the adoption of fresh start accounting, the Company made an accounting policy election to account for forfeitures when they occur. The impact of the change is not material.
Recognition of Intangible Assets
As further described below, on the Effective Date, the Company adopted fresh start accounting in accordance with Accounting Standards Codification ("ASC") Topic 852: Reorganizations ("ASC 852"), resulting in a new reporting entity. All assets and liabilities were measured at fair value in accordance with ASC 805. As part of this process, the Company recognized identifiable intangible assets representing customer relationships, developed technology, and trade name. Identified intangible assets were measured at their estimated fair values using income‑based valuation techniques, including the multi‑period excess earnings method for customer relationships and the relief‑from‑royalty method for trade name and developed technology. Customer relationship, developed technology, and trade name are amortized over their useful lives, which generally range from 5 to 11 years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from 0.5 to 23 years. Amortization expense for customer relationships and trade name is presented within "Restructuring and Other Expenses" on the Consolidated Statements of Operations. Amortization expense for developed technology and patents is recorded within "Cost of Revenues, net" on the Consolidated Statements of Operations.
Refer to Note 4, "Fresh Start Accounting" and Note 10, "Intangible Assets" for additional information on the recognized identifiable intangible assets described above.
Chapter 11 Cases
On the Petition Date, the Debtors voluntarily filed the Chapter 11 Cases for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to implement the Plan. The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).
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
On September 29, 2025 (the "Effective Date"), the Company emerged from Chapter 11 Cases as all the material conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and after the Effective Date the Company was no longer a debtor-in-possession. Refer to Note 3, “Emergence from Voluntary Reorganization under Chapter 11” for additional information.
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
Debtor-In-Possession
During the period between the Petition Date through the Effective Date, the Company applied ASC 852 in preparing the consolidated financial statements and was a debtor-in-possession.
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
Reorganization Items, Net
ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including professional fees, valuation adjustments to allowed claims, gains on liabilities subject to compromise, and fair value adjustments related to the adoptions of fresh start accounting were recorded as "Reorganization items, net", within the Company's accompanying consolidated statement of operations for the period from June 30, 2025 to September 29, 2025. Refer to Note 3, "Emergence from Voluntary Reorganization under Chapter 11," and Note 4, "Fresh Start Accounting" for additional information.
Allowed Claims
Refer to Note 3, "Emergence from Voluntary Reorganization under Chapter 11" for additional information on the treatment and resolution of allowed claims subject to the Chapter 11 Cases.
Liquidity
As described above and in Note 3, "Emergence from Voluntary Reorganization under Chapter 11'", as of the Effective Date, the Company emerged from the Chapter 11 Cases and continues to operate as a viable going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities in the normal course of business for twelve months following the date of this filing. Upon emergence from the Chapter 11 Cases, the Company significantly improved its liquidity position through a comprehensive restructuring of its capital structure. As part of the Plan, the Company issued the new debt and equity described in Note 3, "Emergence from Voluntary Reorganization under Chapter 11," which resulted in a reduction of the total debt by approximately 70% compared to the pre-emergence levels. The Company had $1.1 billion of cash, cash equivalents and short term investments as of June 28, 2026; under the terms of our New Senior Secured Notes, the Company is required to have a minimum cash balance of $350.0 million at the last calendar date of each month.
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
Accounts Receivable
For product revenue, the Company invoices its customers at the time of shipment, or at the time of delivery (depending on terms), for the sales order value of products shipped. Accounts receivable are recognized at the invoiced amount and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers.

Accounts receivable, net consisted of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Billed trade receivables	$96.9	$176.1
Unbilled contract receivables	0.1	2.8
Royalties	1.2	0.7
	98.2	179.6
Allowance for credit losses	—	(0.8)
Accounts receivable, net	$98.2	$178.8
Allowance for Credit Losses
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
Available-for-sale debt securities in an unrealized loss position at each measurement date are individually evaluated for expected credit losses. The Company evaluates whether the unrealized loss is due to market factors or changes in the investment holdings' credit rating. An expected credit loss will be recorded when an investment in an unrealized loss position is determined to have lost value from a decreased credit rating. The Company does not record an allowance for credit losses on receivables related to accrued interest. For the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the fiscal year ended June 29, 2025, no allowance for credit losses was recorded.
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
Fair Value of Financial Instruments
The Company performs recurring fair value measurements for its cash equivalents, and short-term and long-term investments, as discussed further in Note 9, "Fair Value of Financial Instruments." In addition, cash, accounts and interest receivable, accounts payable and other liabilities approximate their fair values at June 28, 2026 and June 29, 2025 due to the short-term nature of these instruments.

Other Current Assets
Other current assets consisted of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Short-term spares	$20.9	$—
Insurance deposit	5.3	7.4
Accrued interest receivable	4.8	5.4
Assets held for sale(2)	1.7	24.4
VAT receivables	0.7	9.1
Reimbursement receivable on long-term incentive agreement	0.5	33.1
MACOM shares(1)	—	102.0
Inventory related to the RF Master Supply Agreement	—	15.8
Receivable on RF Master Supply Agreement	—	5.3
Other	11.3	19.5
Other current assets	$45.2	$222.0
(1) Refer to Note 9, "Fair Value of Financial Instruments," to the consolidated financial statements included herein for additional information.
(2) During the third quarter of fiscal 2025, the Company determined three facilities met the held-for-sale criteria under Accounting Standards Codification (ASC) 360, of which two were sold during the fourth quarter of fiscal 2025 and the third was sold during the second quarter of fiscal 2026. The assets included in each of the disposal groups were measured at the lower of their carrying value or fair value less costs to sell. The remaining balance is equipment that meet the held-for-sale criteria under ASC 360.

Spares
The Company maintains spare parts and standby equipment that are held for use in the repair and maintenance of long-lived assets. Spare parts that are not consumed in the ordinary course of production are not classified as inventory. These spare parts are recorded within Other current assets and Other assets on the Consolidated Balance Sheets depending on estimated timing of utilization.
Spare parts are initially recorded at cost and are generally expected to be consumed upon a single use, or will be used to maintain an existing long-lived asset, and are amortized to expense when placed into service. The Company periodically reviews the balance for excess quantities, physical deterioration, technological obsolescence, or changes in expected usage, and when impairment exist, the carrying value of the spare part will be evaluated for recoverability, and any excess carrying value above estimated recoverable value is recognized as expense in the period identified.

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
As of June 28, 2026, the Company has $1.7 million in assets held for sale included within other current assets on the consolidated balance sheet. The assets held for sale consist of machinery and equipment that meet the held-for-sale criteria under ASC 360. The disposal of properties and equipment classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. The sale of the assets is expected to occur within the next twelve months.

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
Inventories consisted of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Raw material	$126.1	$144.5
Work-in-progress	105.7	284.6
Finished goods	2.4	6.3
Inventories	$234.2	$435.4
Cost of revenues, net included inventory write-downs of approximately $29.0 million, for the period from June 30, 2025 to September 29, 2025, $34.0 million for the period from September 30, 2025 to June 28, 2026, $6.8 million for the year ended June 29, 2025 and $13.9 million for the year ended June 30, 2024. The write-downs primarily related to increases in specific reserves related to obsolete or customer-specific inventory the Company no longer intends to use.
Property and Equipment, net
Property and equipment, net is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives. Leasehold improvements are amortized over the lesser of the asset life or the term of the related lease. In general, the Company’s policy for useful lives is as follows:

Buildings and building improvements	5 to 40 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	5 years
Vehicles	5 years
Computer hardware/software	3 to 10 years
Tooling	5 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
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

Property and equipment, net consisted of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Machinery and equipment	$106.0	$1,614.8
Land and buildings	457.3	1,080.5
Computer hardware/software	4.2	75.4
Furniture and fixtures	0.6	8.7
Leasehold improvements and other	10.3	139.1
Vehicles	—	0.5
Finance lease assets	2.1	8.3
Construction in progress	146.2	2,268.0
Property and equipment, gross	726.7	5,195.3
Accumulated depreciation	(35.3)	(1,278.8)
Property and equipment, net	$691.4	$3,916.5
Depreciation of property and equipment totaled $68.3 million, $42.6 million, $243.8 million and $175.5 million for the periods from June 30, 2025 to September 29, 2025 and from September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024, respectively.
During the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024, the Company recognized approximately $0.1 million, $2.0 million, $171.7 million and $0.8 million, respectively, of losses on disposals or impairments of property and equipment inside of Restructuring and other expenses in the consolidated statements of operations.
The majority of the Company's property and equipment, net is in the United States. As of June 28, 2026 and June 29, 2025, the Company held $11.2 million and $142.9 million, respectively, of property and equipment, net outside of the United States, primarily related to assets held at contract manufacturing space in Malaysia.
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
Investment Tax Credit Receivable
The Company is eligible for Advanced Manufacturing Investment Credit ("AMIC") in connection with ongoing expansion projects. The AMIC is a refundable federal tax credit provided under Internal Revenue Code Section 48D, which was enacted by the United States CHIPS and Science Act of 2022 (the "CHIPS Act"). During the Successor period ended June 28, 2026, the Company received $698.6 million in cash tax refunds related to fiscal 2025 federal tax filings. In fiscal 2025, the Company received $189.1 million in cash tax refunds related to its fiscal 2023 and fiscal 2024 federal tax filings, inclusive of $2.6 million of interest income. As of June 28, 2026, the Company has recorded a short-term and long-term receivable of $84.4 million and $116.5 million, respectively. As of June 29, 2025, the Company had recorded a short-term and long-term receivable of $653.4 million and $105.0 million, respectively. The One Big Beautiful Bill Act ("OBBBA") resulted in a $50.7 million increase to the long-term receivable in the Predecessor period ended September 29, 2025, attributable to the increase of the credit to 35% on qualifying assets placed-in-service after December 31, 2025.

Silicon Carbide Device Facility in Marcy, New York
The Company receives government grants from the State of New York Urban Development Corporation to partially or fully reimburse the Company for certain property, plant and equipment purchases in connection with its construction of a new silicon carbide device fabrication facility in Marcy, New York. To receive these grants, the Company must comply with a number of objectives outlined in the related grant disbursement agreement, as outlined in Note 16, "Commitments and Contingencies". Grant amounts already received are subject to claw back provisions if the Company does not satisfy the agreement's outlined objectives.
As of June 28, 2026, the Company has been awarded grants of $503.4 million as a result of expected and received reimbursements from the State of New York Urban Development Corporation, of which $501.4 million has been received in cash and an additional $2.0 million in receivables are recorded in other current assets and in other assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the fourth quarter of fiscal 2021.
Manufacturing Facility in Siler City, North Carolina
In connection with the construction of a new materials manufacturing facility in Siler City, North Carolina, the Company expects to receive incentives over the next 18 years from state, county and local governments, primarily in the form of property tax reimbursements and sales tax exemptions on purchased machinery and equipment. In order to receive property tax reimbursements, the Company is required to pay property taxes on time, comply with investment and job targets and meet the definition for continued operations.
As of June 28, 2026, the Company has expected and received reimbursements of $74.9 million in cash from the North Carolina Department of Commerce, Chatham County, and the Town of Siler City and has recorded $3.5 million in receivables in other current assets in the consolidated balance sheet. The Company started receiving cash reimbursements in the third quarter of fiscal 2024.
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
As further described below under "2025 Goodwill Impairment", the Company determined potential indicators of impairment existed during the fourth quarter of fiscal 2025, indicating the carrying amount of its single asset group may not be recoverable. As the carrying value of the asset group did not exceed the estimated undiscounted future cash flows, the asset group was deemed recoverable, and no impairment charges were recognized.
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

The Company conducted impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole, or an operation one level below an operating segment, referred to as a component. The Company has determined that it has one reporting unit.
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
2025 Goodwill Impairment
Subsequent to the completion of the annual goodwill impairment test in fiscal 2025, the Company determined potential indicators of impairment existed, due to the announcement of the Restructuring Support Agreement, declines in market capitalization, and ongoing macroeconomic challenges. As part of the interim assessment completed in the fourth quarter of fiscal 2025, the Company determined a market approach based on overall business enterprise value (determined by the fair of equity plus the fair value of debt) was a more appropriate method of estimating the reporting unit's fair value, given the negative carrying value of the Company's equity and the sustained decrease in the Company's market capitalization and observable market prices for the Company's long-term debt obligations, where available.
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
As a result of this analysis, the Company determined that goodwill for its single reporting unit was fully impaired, resulting in a $359.2 million impairment charge presented in "Goodwill impairment". A reconciliation of the beginning and ending carrying amounts of goodwill is as follows:

Amount
(In millions)
Balance as of June 30, 2024 (Predecessor)	$359.2
Goodwill impairment	(359.2)
Balance as of June 29, 2025 (Predecessor)	$—
Finite-Lived Intangible Assets
U.S. GAAP requires that intangible assets, other than goodwill and indefinite-lived intangibles, must be amortized over their useful lives. During the Predecessor period, the Company was amortizing its acquired intangible assets with finite lives over periods up to 10 years. During the Successor period, the Company is currently amortizing the intangible assets of its customer relationships, developed technology, and trade name with finite lives over a range of 5 to 11 years.

Patent rights reflect costs incurred by the Company in applying for and maintaining patents owned by the Company and costs incurred in purchasing patents and related rights from third parties. Licensing rights reflect costs incurred by the Company in acquiring licenses under patents owned by others. During the Predecessor period, the Company amortizes both on a straight-line basis over the expected useful life of the associated patent rights, which is generally the lesser of 20 years from the date of the patent application or the license period. Royalties payable under licenses for patents owned by others are generally expensed as incurred. During the Successor period, the Company amortizes both on a straight-line basis over the expected useful life of the associated patent rights, which is generally the lesser of 20 years from the date of the patent application or the license period. Royalties payable under licenses for patents owned by others are generally expensed as incurred. The Company reviews its capitalized patent portfolio and recognizes impairment charges when circumstances warrant, such as when patents have been abandoned or are no longer being pursued.
Other Assets
Other assets consisted of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Right-of-use assets	$96.8	$123.1
Long-term advances to suppliers	65.8	69.8
Long-term deposits	24.3	24.3
Long-term spares	19.3	28.5
Cloud computing assets, net	3.1	10.4
Other	6.1	10.8
Other assets	$215.4	$266.9
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Accounts payable, trade	$17.4	$30.6
Accrued salaries and wages	53.8	79.2
Accrued property and equipment	10.1	124.7
Accrued expenses	37.2	45.7
Accounts payable and accrued expenses	$118.5	$280.2
Other Current Liabilities
Other current liabilities consisted of the following:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Accrued interest	$6.0	$90.7
RF business divestiture liabilities(1)	12.6	76.9
Short-term unfavorable supply agreement	7.7	—
Short-term lease liabilities	7.4	9.9
Other	17.4	43.0
Other current liabilities	$51.1	$220.5
(1) Refer to Note 5, "Discontinued Operations," to the consolidated financial statements included herein for additional information.

Other Long-term Liabilities

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Long-term lease liabilities	$99.2	$139.5
Long-term RF supply agreement liabilities(1)	47.0	44.5
Long-term customer deposits	4.3	15.6
Other	3.2	3.5
Other long-term liabilities	$153.7	$203.1
(1): Refer to Note 5, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
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
A portion of the Company’s products are sold through distributors. Distributors stock inventory and sell the Company’s products to their own customer base, which may include: value added resellers; manufacturers who incorporate the Company’s products into their own manufactured goods; or ultimate end users of the Company’s products. The Company recognizes revenue in accordance with the agreed upon terms.
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
Leases
At lease inception, the Company determines an arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights, and the lessee obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset. Depending on the terms, leases are classified as either operating or finance leases, if the Company is the lessee. The Company does not have any sales-type or direct financing leases. Lease agreements frequently include other services such as maintenance, electricity, security, janitorial and reception services. The Company accounts for the lease and non-lease components in its arrangements as a single lease component.
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
Gain on Sale of Disposal of Property
During the period from June 30, 2025 to September 29, 2025 the Company recognized a gain of $5.7 million primarily from sales to customers of certain equipment that the Company no longer intended to use. During the period from September 30, 2025 to June 28, 2026, the Company recognized a gain of $5.4 million, related to the sale of one building, which included the building improvements and land of a 254,000 square foot idle property located in Durham, North Carolina and sales to customers of certain equipment that the Company no longer intended to use.
During fiscal 2025, the Company recognized a gain of $20.0 million primarily from the sale of two properties including buildings, building improvements and land of a 283,000 square foot idle property located in Farmers Branch, Texas and the Company's 179,000 square foot property located in Research Triangle Park, North Carolina. Please refer to Note 5, "Discontinued Operations" for more information regarding the sale of the RTP Fab (as defined below).

Restructuring and Other Expenses
The following table summarizes the components of Restructuring and other operating expenses:

	Successor	Predecessor
	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended	Fiscal Year Ended
(in millions of U.S. Dollars)			June 29, 2025	June 30, 2024
Pre-petition charges	$—	$—	$55.8	$—
Impairment losses on abandoned assets	2.6	0.1	176.5	1.2
Legal settlements	—	—	17.0	—
Restructuring and other exit costs	15.0	3.6	134.9	—
Project, transformation and transaction costs	25.2	13.8	29.5	18.3
Amortization of fresh start accounting and acquisition-related intangibles	11.9	—	1.1	1.1
Executive severance costs	—	—	1.4	—
Other	—	2.9	1.4	—
Restructuring and other expenses	$54.7	$20.4	$417.6	$20.6
Pre-Petition Charges
Pre-petition charges recognized during fiscal 2025 consist primarily of professional fees related to, but incurred prior to, the filing of the Chapter 11 Cases.
Non-Operating Income, net
The following table summarizes the components of non-operating income, net:

	Successor	Predecessor
	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended	Fiscal Year Ended
(in millions of U.S. Dollars)			June 29, 2025	June 30, 2024
Changes in fair value of liability classified derivative contracts	($87.8)	$—	$—	$—
Gain on RTP Fab Transfer	—	(25.4)	—	—
Gain on contingent cash	(10.0)	—	—	—
Interest income	(30.3)	(8.9)	(67.6)	(135.0)
Loss on debt extinguishment	3.3	—	—	—
Realized loss (gain) on equity investment	—	10.9	(22.6)	(18.5)
Loss on customs matter(1)	—	—	—	7.7
Loss on Wafer Supply Agreement	—	—	9.2	25.3
Write-off of deferred financing costs	—	—	54.7	—
Other expense, net	1.3	1.0	0.8	1.4
Non-operating income, net	($123.5)	($22.4)	($25.5)	($119.1)

(1) In fiscal 2024, the Company recognized customs duties totaling approximately $7.7 million for alleged undervaluation of duties related to transactions by the Company's former Lighting Products business unit from 2012 to 2017.
Advertising
The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales, general and administrative expenses in the consolidated statements of operations and amounted to approximately $3.8 million, $2.4 million, $11.6 million, and $13.8 million for the period from June 30, 2025 to September 29, 2025 and the period from September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024, respectively.
Retirement Savings Plan
The Company sponsors one employee benefit plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code. All United States employees are eligible to participate under the 401(k) Plan on the first day of a new fiscal month after the date of hire. Under the 401(k) Plan, there is no fixed dollar amount of retirement benefits; rather, the Company matches a defined percentage of employee deferrals, and employees vest in these matching funds over time. Employees choose their investment elections from a list of available investment options. For the period from June 30, 2025 to September 29, 2025 and the period from September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024, the Company contributed approximately $2.1 million, $6.8 million, $12.1 million and $13.3 million to the 401(k) Plan, respectively.
Research and Development
Research and development expenses consist primarily of employee salaries and related compensation costs, occupancy costs, consulting costs and the cost of development equipment and supplies. Research and development activities are expensed when incurred.
Net (loss) Earnings Per Share
Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted average shares of common stock outstanding. Diluted earnings per share is determined in the same manner as basic (loss) earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, nonvested restricted stock, contingently issuable shares using the treasury stock method and the potential issuance of shares in connection with the Company's convertible notes using the if-converted method, unless the effect of such increases would be anti-dilutive.
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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the Company’s Employee Stock Purchase Plan ("ESPP") awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, the risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company’s financial statements. In April 2025, the Compensation Committee approved the termination of the ESPP, which was effective immediately and as of June 28, 2026, the Company has not approved another employee stock purchase program.
Stock-based compensation expense is recognized ratably over the requisite service period of the awards, and the Company accounts for forfeitures when they occur.
See Note 14, "Stock-Based Compensation," for more information about the Company's stock-based compensation plans.
Taxes
The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As a result of the implementation of the Plan, the Company's tax attributes will be subject to the attribute reduction rules under Section 108 of the Code, which will result in the reduction of pre-Chapter 11 net operating losses.
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
Accumulated Other Comprehensive Loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of $0.0 million and $3.8 million of net unrealized losses on available-for-sale securities as of June 28, 2026 and June 29, 2025, respectively. Amounts for June 29, 2025 include a $2.4 million loss related to tax on unrealized loss on available-for-sale securities.
Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest, was $38.4 million, $113.4 million, $130.3 million, and $213.5 million for the period from June 30, 2025 to September 29, 2025 and from September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024, respectively.
Cash (received) paid for taxes, net of refunds received, was $0.2 million, $1.0 million, $0.8 million and $9.8 million for the period from June 30, 2025 to September 29, 2025 and from September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024, respectively.

Statements of Cash Flows - non-cash activities

	Successor	Predecessor
	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended	Fiscal Year Ended
			June 29, 2025	June 30, 2024
Lease asset and liability additions	$3.6	$19.1	$35.2	$5.6
Lease asset and liability modifications, net	0.2	(0.2)	3.2	4.4
Lease termination	(5.0)	(0.1)	—	—
Lease impairment	—	—	(4.8)	—
Proceeds from sale of business received in common stock	—	—	—	60.8
Decrease in property, plant and equipment from investment tax credit receivables	64.2	76.8	303.3	474.4
Receivable in connection with short-term investment maturities	—	—	—	25.0
Decrease in property, plant and equipment from long-term incentive related receivables	—	—	—	114.3
(Decrease) increase in accrued property, plant and equipment	(32.1)	(82.4)	(241.0)	37.3
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures, which requires disaggregated information about an entity's income tax rate reconciliation as well as information regarding cash taxes paid both in the United States and foreign jurisdictions. The amendments should be applied prospectively, with retrospective application permitted. The amendments are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The new standard requires additional disaggregation of certain information in the Company's tax footnote and the Company adopted ASU 2023-09 on a prospective basis beginning in this Annual Report on Form 10-K for the period ended June 28, 2026.
Recently Issued Accounting Pronouncements Pending Adoption
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
Note 3 - Emergence from Voluntary Reorganization under Chapter 11
On the Petition Date, the Debtors commenced the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. On that date, the Debtors also filed the Plan with the Bankruptcy Court, and on September 8, 2025, the Bankruptcy Court entered the Confirmation Order. On the Effective Date, the Debtors emerged from the Chapter 11 Cases in accordance with the Plan.
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
•Regulatory Approvals - (a) Committee on Foreign Investment in the United States ("CFIUS") approval; (b) clearance or approval under antitrust laws in (i) the United States, (ii) Austria, (iii) Germany, (iv) Japan, and (v) European Commission (as applicable); (c) clearance or approval under Italy Foreign Investment Laws; (d) regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions (for the avoidance of doubt, in relation to the Regulatory Approvals, for Renesas to receive the New 2L Renesas Convertible Notes (as defined below); 16,852,372 shares of New Common Stock (as defined below) underlying the Renesas Warrants; and voting, board seat, and other governance rights in accordance with the Restructuring Support Agreement), that are identified by Renesas and of which the Debtors are notified within thirty (30) calendar days following the effective date of the Restructuring Support Agreement; and (e) any regulatory approvals from any regulatory regimes necessary to consummate the restructuring transactions that are not identified by Renesas and of which the Debtors are not notified within thirty (30) calendar days following the effective date of the Restructuring Support Agreement. All Regulatory Approvals were obtained as of January 29, 2026, which was prior to the Regulatory Trigger Deadline.
•Regulatory Trigger Deadline - the earlier of (i) a good faith agreement between the Debtors or Reorganized Debtors, which means the Debtors on and after the Effective Date, and Renesas that it is more likely than not that the Regulatory Approvals will not be obtained and (ii) two (2) years from the Effective Date; provided, if upon two (2) years from the Effective Date, the Reorganized Debtors and Renesas agree, in good faith, that Regulatory Approval is more likely than not to be obtained prior to three (3) years from the Effective Date, then upon three (3) years from the Effective Date. For the avoidance of doubt, to the extent Renesas obtains all Regulatory Approvals prior to the date of the Regulatory Trigger Deadline, the Regulatory Trigger Deadline shall be deemed not to have occurred. All Regulatory Approvals were obtained as of January 29, 2026, which was prior to the Regulatory Trigger Deadline.
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
•Convertible Notes – The then-outstanding Convertible Notes totaling approximately $3.1 billion were discharged and terminated. Each holder of a Convertible Notes Claim received on account of their claims: (a) rights to participate in the rights offering of New 2L Non-Renesas Convertible Notes in the aggregate principal amount of approximately $301.1 million, which were offered at a purchase price of 91.3242% totaling $275.0 million, and fully backstopped by the Backstop Parties, and for which such Backstop Parties received a premium in the amount of $30.3 million for an aggregate principal amount of $331.4 million, (b) 7%/12% second lien senior secured PIK toggle notes due 2031 (the "New 2L Non-Convertible Notes") in an aggregate principal amount of $296.4 million, and (c) 24,533,760 shares of New Common Stock. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," and Note 11, “Debt,” for additional information on the New 2L Non-Renesas Convertible Notes and New 2L Non-Convertible Notes.
◦Registration Rights Agreement - On the Effective Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Renesas and certain holders of the New 2L Non‑Renesas Convertible Notes (the “RRA Counterparties”). The Registration Rights Agreement provides the RRA Counterparties with registration rights for their “Registrable Securities.” The Company was required to file a Shelf Registration Statement on Form S‑1 or Form S‑3 (i) within 45 days of the Effective Date (satisfied by a Form S‑1 filed November 13, 2025) and (ii) for Registrable Securities held by Renesas, within 45 days of the Renesas Base Distribution Date (as defined in the Plan), which obligation was fulfilled by the filing of a Registration Statement on Form S-1 on March 9, 2026 (the "Form S-1"). Following effectiveness of the Form S-1 on March 18, 2026, an RRA Counterparty may request an underwritten offering, with related filings due within fifteen business days. Registrable Securities may also be sold in non‑underwritten offerings. Shelf Registration Statements must remain effective until the covered securities cease to be Registrable Securities.
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

•Renesas – The then-outstanding CRD Agreement Deposits with Renesas totaling approximately $2.1 billion were discharged and terminated. Renesas received on account of their claims: (a) a principal amount of approximately $203.6 million of New 2L Renesas Convertible Notes, (b) a warrant to purchase an aggregate of 4,943,555 shares of New Common Stock, at an exercise price of $23.95 per share (the "Renesas Warrant"), which until all Regulatory Approvals were received, were only deemed issued for purposes of U.S. federal and applicable state and local income tax purposes and were not exercisable, and (c) 16,852,372 shares of New Common Stock from the Share Reserve, the issuance of which was subject to Regulatory Approvals. All Regulatory Approvals were received in January 2026. As of June 28, 2026, the 16,852,372 shares of New Common Stock were issued to Renesas to settle the equity contract, resulting in the extinguishment of the forward equity contract liability. Additionally, as of June 28, 2026, the Renesas Warrant was reclassified from a liability to equity and the conversion feature bifurcated from the New 2L Renesas Convertible Notes was reclassified from liability to equity, upon meeting the criteria for equity classification subsequent to the Regulatory Approvals being received. Refer to Note 9, "Fair Value of Financial Instruments" and Note 11, “Debt” for additional information on the forward equity contract and the Renesas Warrant.
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
◦Renesas Contingent Consideration – As Regulatory Approvals were obtained prior to the Regulatory Trigger Deadline, Renesas is not entitled to the contingent consideration provided for under the Plan and $10 million of the cash placed into escrow upon emergence was remitted back to the Company, and $5 million of the cash placed into escrow upon emergence was remitted to the holders of the Existing Senior Secured Notes (on account of the commitment fee amount), the additional New 2L Non-Convertible Notes will not be issued, the 871,287 shares of New Common Stock were distributed to the holders of Old Common Stock immediately prior to the Effective Date, and the term of the Renesas Warrant will not be extended. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, “Commitments and Contingencies” for additional information.
◦Contingent Shares – As the Regulatory Approvals were obtained in the third quarter of fiscal 2026, prior to the Regulatory Trigger Deadline, the holders of Old Common Stock immediately prior to the Effective Date received their pro rata portion of 871,287 shares of New Common Stock from the Share Reserve (the “Contingent Shares”).
•Incentive Compensation Plans – Pursuant to the Plan, the Company adopted two equity compensation plans: the Long-Term Incentive Plan and the Management Incentive Plan, which each provide for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, performance units, other awards, or a combination thereof. An aggregate of 4,058,925 shares of New Common Stock have been reserved for issuance under the Long-Term Incentive Plan. The Long-Term Incentive Plan provides for grants to be made under the Long-Term Incentive Plan in fiscal years 2026 and 2027 having an aggregate value, as determined by the Board or the Committee (as defined in the Long-Term Incentive Plan), equal to $26.6 million and $27.5 million, respectively. An aggregate of 8,117,851 shares of New Common Stock have been reserved for issuance under the Management Incentive Plan. The Management Incentive Plan provides for initial awards under the Management Incentive Plan to be made to executive officers and key employees in accordance with the Restructuring Support Agreement. Any such awards are subject to approval by the Board of Directors. Please refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," and Note 14, "Stock-Based Compensation" for additional information on the Incentive Compensation Plans.
•Professional Fee Escrow Account – The Company funded the Professional Fee Escrow Account, which was reflected as restricted cash on the consolidated balance sheet. As of June 28, 2026 the professional fees for certain company advisers incurred during the Chapter 11 Cases subject to disbursements through the escrow account had been paid in full.
•General Unsecured Claims – Holders of general unsecured claims received payment in full in cash, reimbursement, or such other treatment rendering such general unsecured claims unimpaired. The Company has substantially completed its claims reconciliation process, and is working to settle all remaining outstanding prepetition claims in the ordinary course.
•Certificate of Incorporation – Please refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," for additional information on the Certificate of Incorporation. The Company effected a conversion from a North Carolina corporation to a Delaware corporation and, in connection therewith, adopted a new certificate of incorporation, under which the Company is authorized to issue 350,000,000 shares of New Common Stock and new bylaws, each of which became effective on the Effective Date.
Regulatory Approvals
The Regulatory Approvals were received on January 29, 2026, prior to the Regulatory Trigger Deadline. As set forth in the Plan, the Company issued 16,852,372 shares of New Common Stock to Renesas from the Share Reserve on January 29, 2026, and holders of Old Common Stock immediately prior to the Effective Date received their pro rata portion of the Contingent Shares.
The Company received $10 million of the cash that was placed into escrow upon emergence (the "Contingent Cash"), with the remaining $5 million going to holders of the Existing Senior Secured Notes. The $10 million Contingent Cash is recognized as a gain within "Non-operating income" on the Company's accompanying consolidated statement of operations for the period from September 30, 2025 to June 28, 2026.
The Regulatory Approvals were received in January 2026, which is reflected on the Company's consolidated balance sheet as of June 28, 2026. The following paragraphs summarize the recognition and measurement of amounts related to the Regulatory Approvals:
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
New Senior Secured Notes
On the Effective Date, the Company entered into that certain Indenture (the “New Senior Secured Notes Indenture”), by and among the Company, Wolfspeed Texas, as subsidiary guarantor (the “Subsidiary Guarantor”), and U.S. Bank Trust Company, National Association, as the trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), pursuant to which, among other things, the Company issued the New Senior Secured Notes. Refer to Note 11, "Debt," for additional information on the New Senior Secured Notes.
The New Senior Secured Notes bear interest, payable quarterly in arrears on March 23, June 23, September 23, and December 23 of each year, (a) for the period from the Effective Date through and including June 22, 2026, at a rate of 9.875% per annum (payable in cash), plus 4.00% per annum (payable in-kind); and (b) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition (as described below) is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23 of the most recent year, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the New Senior Secured Notes, resulting in the aggregate principal amount of New Senior Secured Notes outstanding being less than $1,000,000,000 and (ii) the Company receives at least $450,000,000 of award disbursements pursuant to governmental grants under the CHIPS Act or (b) as of the most recent June 23rd, the ratio of the outstanding principal amount of the New Senior Secured Notes to EBITDA (as defined in the New Senior Secured Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the New Senior Secured Notes Indenture is less than or equal to 2.00:1.00. The New Senior Secured Notes will mature on June 23, 2030. The Company did not meet the conditions as of June 23, 2026 for the interest rate step-down.
The New Senior Secured Notes Indenture requires the Company to make an offer to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain extraordinary receipts, at a price of 109.875% of the principal amount plus accrued and unpaid interest upon the first to occur of the following : (i) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2026, such offer to repurchase will be required to be in an aggregate principal amount of $175,000,000 of the New Senior Secured Notes, (ii) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $225,000,000 of the New Senior Secured Notes, or (iii) if the Company and/or its subsidiaries receive less than or equal to $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $150,000,000 (such repurchase date, the “Extraordinary Receipts Trigger Date”). The Extraordinary Receipts Trigger Date occured during the period from September 30, 2025 to June 28, 2026 when we received the cash from the investment tax credit receivable, and the $175.0 million was paid during the period ended June 28, 2026.
Further, the Company is required to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events, subject to the ability to (so long as no default or event of default exists under the New Senior Secured Notes Indenture), reinvest the proceeds of casualty events involving certain core assets, at a price equal to the lesser of (a) 111.875% of the principal amount of the New Senior Secured Notes being repurchased and (b) if such disposition or casualty event occurred (i) on or after June 23, 2026 and prior to the later of June 23, 2027 and the Extraordinary Receipts Trigger Date, 109.875% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (ii) on or after the later of June 23, 2027 and the Extraordinary Receipts Trigger Date and prior to June 23, 2028, 105.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, (iii) on or after June 23, 2028 and prior to June 23, 2029, 103.000% of the principal amount of such New Senior Secured Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date, and (iv) on or after June 23, 2029, 100% of the principal amount of such New Senior Secured Notes plus accrued and unpaid interest to, but excluding, the applicable redemption (or repurchase) date (this clause (b), the “Applicable Redemption Price”). The Company is also required to offer to repurchase the New Senior Secured Notes upon a change in control, at a price equal to, (a) if such change of control occurs prior to June 23, 2026, the greater of (i) a customary make-whole redemption price minus 1.00% of the principal amount of such New Senior Secured Notes and (ii) the Applicable Redemption Price as of June 23, 2026 and (b) if such change of control occurs on or after June 23, 2026, the Applicable Redemption Price at the time such change of control occurs. The Company may redeem the New Senior Secured Notes at any time, subject to, (a) if the redemption occurs prior to June 23, 2026, by paying a customary make-whole premium and (b) if the redemption occurs on or after June 23, 2026, by paying the Applicable Redemption Price. Further, the Company had the right, prior to June 23, 2026, to make an optional redemption of up to 35% of the New Senior Secured Notes with the proceeds of qualified equity issuances consummated since the Effective Date (provided that the Company has received at least $300,000,000 of net proceeds from such equity issuances), at a redemption price equal to 111.875%. The Company did not take action on this right.
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
Intercreditor Agreements
In connection with the Company’s entrance into the New Senior Secured Notes Indenture and the 2L Indentures, the Company, Wolfspeed Texas, as a guarantor, and the trustees and the collateral agents under each of the New Senior Secured Notes Indenture and the 2L Indentures entered into the First Lien/Second Lien Intercreditor Agreement, dated as of September 29, 2025 (the "1L/2L Intercreditor Agreement"), which sets forth the respective rights on the shared collateral between the noteholders under the New Senior Secured Notes, as first lien creditors, on the one hand, and the noteholders under the 2L Notes, as second lien creditors, on the other hand. Additionally, in connection with the Company’s entrance into the 2L Indentures, the Company, Wolfspeed Texas, as a guarantor, and the trustees and the collateral agents under each of the 2L Indentures entered into the Equal Priority Intercreditor Agreement, dated as of September 29, 2025, which sets forth the respective rights on the shared collateral among the noteholders under the 2L Notes.
Reorganization items, net
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Consolidated Statement of Operations. The table below presents the reorganization items as a result of the Chapter 11 Cases during the periods presented:

	Successor	Predecessor
(in millions of U.S. dollars)	Period from September 30, 2025 through June 28, 2026	Period from June 30, 2025 through September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Allowed claims adjustments	$—	$475.7	$—	$—
Success fees	—	34.0	—	—
Professional fees	—	28.2	—	—
Gain on settlement of liabilities subject to compromise	—	(3,751.8)	—	—
Write-off related to Predecessor directors’ and officers’ insurance policy	—	3.6	—	—
Cancellation of unvested Predecessor stock compensation awards	—	61.5	—	—
Fresh start valuation adjustments	—	2,585.4	—	—
Reorganization items, net	$—	($563.4)	$—	$—

Cash payments for Reorganization items, net	$23.7	$38.5	$—	$—
Note 4 - Fresh Start Accounting
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
Intangible Assets
The identified intangible assets of $445.7 million, which principally consisted of developed technology, trade name, patents and licensing rights, and customer relationships, were estimated based on the relief from royalty income approach used by management in the valuation of developed technology and trade name and the multi period excess earnings method used by management in the valuation of customer relationships. Significant assumptions used by management in the valuation of developed technology and trade name related to royalty rates, discount rates, and revenue growth rates and significant assumptions used by management in the valuation of customer relationships related to revenue growth rates, attrition rate, margins, contributory asset charges, discount rate and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy. For the technology-based intangibles that were valued using the relief from royalty income approach, the royalty rates were estimated to be 5% or 15% and the discount rate 21%. For trade names and trademarks valued under the relief from royalty income approach, the royalty rate was estimated to be 0.5% and the discount rate 20.5%. For customer-related intangible assets that were valued using the multi-period excess earnings method, the attrition rate were estimated to be 10% or 17.5% and the discount rate 22.5%.
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

	As of September 29, 2025
	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents (includes restricted cash)	$571.6	(90.6)	(1)	—		$481.0
Short-term investments	354.4	—		—		354.4
Total cash, cash equivalents and short-term investments	926.0	(90.6)		—		835.4
Accounts receivable, net	155.6	—		—		155.6
Inventories, net	385.5	—		6.8	(14)	392.3
Prepaid expenses	75.5	(3.6)	(2)	(0.1)	(15)	71.8
Investment tax credit receivable	654.0	—		—		654.0
Other current assets	118.3	—		1.6	(16)	119.9
Total current assets	2,314.9	(94.2)		8.3		2229.0
Property and equipment, net	3,775.8	—		(3,006.6)	(17)	769.2
Intangible assets, net	24.2	—		421.5	(18)	445.7
Long-term investment tax credit receivable	181.3	—		—		181.3
Other assets	254.9	—		(42.0)	(19)	212.9
Total assets	$6,551.1	(94.2)		(2,618.8)		$3,838.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$196.5	10.3	(3)	—		$206.8
Contract liabilities and distributor-related reserves	72.9	—		—		72.9
Income taxes payable	0.9	—		—		0.9
Finance lease liabilities	—	0.6	(4)	—		0.6
Other current liabilities	29.3	26.1	(6)	4.4	(20)	59.8
Total current liabilities	299.6	37.0		4.4		341.0
Long-term liabilities:
Long-term debt	—	1,609.0	(7)	—		1,609.0
Convertible notes, net	—	539.7	(8)	—		539.7
Finance lease liabilities - long-term	—	8.3	(4)	(6.4)	(21)	1.9
Long-term warrant	—	33.6	(5)	—		33.6
Forward equity contract	—	371.1	(5)	—		371.1
Other long-term liabilities	16.6	201.5	(9)	(33.4)	(22)	184.7
Liabilities subject to compromise	7,315.3	(7,315.3)	(10)	—		—
Total liabilities	7,631.5	(4,515.1)		(35.4)		3,081.0
Commitments and contingencies
Stockholders’ equity:
Predecessor common stock	0.2	(0.2)	(11)	—		—
Successor common stock	—	—	(12)	—		—
Predecessor additional paid-in-capital	4,103.6	(4,103.6)	(11)	—		—
Successor additional paid-in-capital	—	757.1	(12)	—		757.1
Accumulated other comprehensive loss	(3.0)	—		3.0	(23)	—
Accumulated deficit	(5,181.2)	7,767.6	(13)	(2,586.4)	(23)	—
Total stockholders’ equity	(1,080.4)	4,420.9		(2,583.4)		757.1
Total liabilities and stockholders’ equity	$6,551.1	$(94.2)		(2,618.8)		$3,838.1

Reorganization Adjustments
(1)    Reflects the changes in cash and cash equivalents, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Proceeds from issuance of 2L Convertible Notes through the rights offering	$275.0
Payment of Existing Senior Secured Notes (principal and pre-petition accrued interest)	(308.5)
Payment of Existing Senior Secured Notes commitment fees	(15.5)
Payment of Contingent Cash into escrow	(10.0)
Payment of lender professional and success fees, including deferred financing costs	(31.6)
Net change in cash and cash equivalents	($90.6)
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
(8)    Reflects the issuance of the New 2L Renesas Convertible Notes at fair value, and the issuance of the New 2L Non-Renesas Convertible Notes (excluding the impact of the equity-classified substantial premium at fair value) as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Issuance of New 2L Non-Renesas Convertible Notes (principal, including backstop commitment premium)	$331.4
Issuance of New 2L Renesas Convertible Notes	216.3
Issuance cost of New 2L Non-Renesas Convertible Notes	(8.0)
Net change in convertible notes, net	$539.7

(9)    Reflects the changes in other long-term liabilities and supply agreement liabilities as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Reinstatement of long-term operating lease liabilities from liabilities subject to compromise	$154.2
Reinstatement of long-term supply agreements from liabilities subject to compromise	44.8
Change in deferred tax liability as a result of implementation of the plan	2.5
Net change in other long-term liabilities	$201.5
(10)    Reflects the settlement of liabilities subject to compromise in accordance with the Plan and the resulting gain, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Liabilities subject to compromise	$7,315.3
Reinstatement of short-term finance lease liabilities (see Adjustment 4)	(0.6)
Reinstatement of short-term operating lease liabilities and supply agreements (see Adjustment 6)	(26.1)
Reinstatement of long-term finance lease liabilities (see Adjustment 4)	(8.3)
Reinstatement of long-term operating lease liabilities and supply agreements (see Adjustment 9)	(199.0)
Distribution of proceeds to holders of Senior Secured Notes (see Adjustment 1)	(324.0)
Fair value of issuance of New Senior Secured Notes (see Adjustment 7)	(1,379.4)
Fair Value of Issuance of New 2L Non-Renesas Convertible Notes – principal, including backstop commitment premium (see Adjustment 8)	(331.4)
Fair value issuance of New 2L Non-Renesas Convertible Notes – substantial premium (see Adjustment 12)	(168.8)
Fair value issuance of New 2L Non-Convertible Notes (see Adjustment 7)	(229.6)
Proceeds from the New 2L Non-Renesas Convertible Notes through the rights offering (see Adjustment 1)	275.0
Implied value of issuance of Wolfspeed, Inc. New Common Stock, to creditors (see Adjustment 12)	(540.3)
Fair value issuance of New 2L Renesas Convertible Notes (see Adjustment 8)	(216.3)
Fair value of the Renesas Warrant (see Adjustment 5)	(33.6)
Implied value of forward equity contract (see Adjustment 5)	(371.1)
Distribution of Contingent Cash to non-consolidated escrow account (see Adjustment 1)	(10.0)
Gain on settlement of liabilities subject to compromise (See Adjustment 13)	$3,751.8
(11)    Reflects the cancellation of Old Common Stock and additional paid-in capital.
(12)    Reflects the issuance of 25.8 million shares of New Common Stock and additional paid-in capital, as follows:

	As of September 29, 2025
(in millions of U.S. dollars)	Common Stock	Additional Paid-in Capital
Issuance of Wolfspeed, Inc. common stock, at par, and additional paid-in capital to existing equity holders	$—	$28.8
Issuance of Wolfspeed, Inc. common stock, at par, and additional paid-in capital to holders of convertible notes claims	—	540.3
Issuance of Additional paid-in capital for equity-classified premium for New 2L Non-Renesas Convertible Notes	—	168.8
Obligation to issue Contingent Shares to existing equity holders, at the implied value	—	19.2
Net change in Wolfspeed, Inc. common stock and additional paid-in capital	$—	$757.1
(13)    Reflects the cumulative impact of the reorganization adjustments discussed above on accumulated deficit.

(in millions of U.S. dollars)	As of September 29, 2025
Gain on settlement of liabilities subject to compromise	$3,751.8
Success fees	(33.9)
Write-off related to directors' and officers' insurance policy	(3.6)
Cancellation of unvested Predecessor stock compensation awards	(61.5)
Total reorganization adjustments impacting reorganization items, net	3,652.8
Cancellation of Old Common Stock and additional paid-in capital (direct charge to equity)	$4,165.3
Issuance of New Common Stock and additional paid-in capital to existing equity holders (direct charge to equity)	(28.8)
Obligation to issue Contingent Shares to existing equity holders (direct charge to equity)	(19.2)
Net deferred tax impacts (classified as tax expense)	(2.5)
Net change in accumulated deficit	$7,767.6
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

(in millions of U.S. dollars)	Amount	Estimated Useful Life (in Years)
Land	$14.7	n/a
Building	(1,195.7)	5-40
Machinery and equipment	(537.1)	3-10
Leasehold improvements	(91.7)	Shorter of estimated useful life or lease term
Furniture and fixtures	(2.3)	5
Computer hardware/software	(35.7)	3-10
Vehicles	—	5
Tooling	(5.2)	3-10
Construction in progress	(1,148.0)	n/a
Finance lease - (see Adjustment 21)	(5.6)	n/a
Total property and equipment, net	($3,006.6)
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

(in millions of U.S. dollars)	Amount	Estimated Useful Life (in Years)
Patent and licensing rights	$33.5	0.5-23
Trade name	28.0	11
Developed technology	240.0	5-6
Customer relationships	120.0	9
Net change in intangible assets	$421.5
(19)    Reflects the changes in other assets due to the adoption of fresh start accounting, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Right-of-use ("ROU") assets off-market component	($6.1)
ROU assets adjustments (see adjustment 22)	(29.0)
Long-term cloud computing assets	(6.9)
Net change in other assets	($42.0)
(20)    Reflects the changes in other current liabilities due to the adoption of fresh start accounting, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Operating lease liabilities adjustments for incremental borrowing rate ("IBR") (see adjustment 22)	($5.6)
Off-market long-term purchase agreement	10.0
Net change in other current liabilities	$4.4
(21)    Reflects the adjustment to the non-current portion of finance lease liabilities due to the adoption of fresh start accounting. Lease liabilities were remeasured using the Company’s IBR at the Effective Date, with a corresponding adjustment to finance lease assets.
(22)    Reflects the changes in other long-term liabilities due to the adoption of fresh start accounting, as follows:

(in millions of U.S. dollars)	As of September 29, 2025
Operating lease liabilities	($46.4)
Off-market long-term supply agreement	14.4
Change in deferred tax liability as a result of fresh start accounting	(1.4)
Net change in other long-term liabilities	($33.4)
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

(in millions of U.S. dollars)	As of September 29, 2025
Fresh start adjustment to Inventories, net	($6.8)
Fresh start adjustment to Prepaid expenses	0.1
Fresh start adjustment to Other current assets	(1.6)
Fresh start adjustment to Property and equipment, net	3,006.6
Fresh start adjustment to Intangible assets, net	(421.5)
Fresh start adjustment to Other assets	42.0
Fresh start adjustment to Other current liabilities	4.4
Fresh start adjustment to Finance lease liabilities – long-term	(6.4)
Fresh start adjustment to Other long-term liabilities for operating lease liabilities	(46.4)
Fresh start adjustment to Other long-term liabilities for off-market long-term supply agreement	14.4
Reset of accumulated other comprehensive loss – securities-related	0.6
Total fresh start adjustments impacting reorganization items, net	2,585.4
Reset of accumulated other comprehensive loss - income tax effects	2.4
Income tax effects on deferred income taxes	(1.4)
Changes in accumulated deficit	$2,586.4
Note 5 – Discontinued Operations
RF Business Divestiture
On December 2, 2023 (the "RF Closing"), the Company completed the sale of its RF product line (the "RF Business") to MACOM Technology Solutions Holdings, Inc. ("MACOM") pursuant to the terms of the Asset Purchase Agreement (the "RF Purchase Agreement") dated August 22, 2023. Pursuant to the RF Purchase Agreement, the Company received approximately $75 million in cash and 711,528 shares of MACOM common stock (the "MACOM Shares").
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
The following table presents the financial results of the RF Business as loss from discontinued operations, net of income taxes in the Company's consolidated statements of operations:

Predecessor
Fiscal Year Ended
(in millions of U.S. Dollars)	June 30, 2024
Revenue, net	$59.6
Cost of revenue, net	68.7
Gross (loss) profit	(9.1)
Operating expenses:
Research and development	30.5
Sales, general and administrative	13.9
Amortization of intangibles	1.5
Loss on disposal of assets	0.3
Other operating expense	24.3
Operating loss	(79.6)
Non-operating expense	—
Loss before income taxes and loss on sale	(79.6)
Loss on sale	204.0
Loss before income taxes	(283.6)
Income tax expense	7.0
Net loss	($290.6)
During fiscal 2024, the Company recorded a total loss on sale of $204.0 million, which was net against the impairments and excess loss liability on assets held for sale. The total cost of selling the RF Business was $25.4 million, of which $12.2 million was recognized in fiscal 2024.
At the inception of the RF Master Supply Agreement, the Company recorded a supply agreement liability of $95.0 million, of which $0.0 million and $25.4 million was outstanding as of June 28, 2026 and June 29, 2025, respectively. The supply agreement liability is recognized in other current liabilities on the consolidated balance sheet as of June 29, 2025. A receivable of $0.0 million and $5.3 million in connection with the RF Master Supply Agreement is included in other current assets on the consolidated balance sheet as of June 28, 2026 and June 29, 2025, respectively.

In connection with the divestiture of the RF Business (the "RF Business Divestiture"), MACOM was entitled to assume control of the Company’s 100mm gallium nitride ("GaN") wafer fabrication facility in Research Triangle Park, North Carolina (the "RTP Fab") approximately two years following the RF Closing (the "RTP Fab Transfer"). On July 25, 2025, the Company and MACOM completed the RTP Fab Transfer, as contemplated by the RF Purchase Agreement, and MACOM assumed control of the RTP Fab. At such time, the transfer restrictions and risk of forfeiture for the MACOM Shares lapsed and the Master Supply Agreement between the parties (the "RF Master Supply Agreement") terminated pursuant to its terms. Additionally, the Company derecognized assets and liabilities related to the remaining rights and obligations under the RF Master Supply Agreement. In connection with the RTP Fab Transfer, the Company recognized a gain of $25.4 million within "Non-operating income, net" during the period from June 30, 2025 to September 29, 2025. In connection with the RTP Fab Transfer, the Long-Term Epi Supply Agreement between the parties commenced. At the time of the divestiture, the Company recorded a liability for the Long-term EPI Supply Agreement of $58.0 million, which remeasured to $72.4 million upon the adoption of fresh start accounting. The amounts outstanding under the Long-term Epi Supply Agreement were $59.6 million and $58.0 million as of June 28, 2026 and June 29, 2025, respectively. The decrease in the balance of the liability was recognized as revenue in the Consolidated Statement of Operations. The supply agreement liability is recognized in Other Current Liabilities and Other Long-term Liabilities as of June 28, 2026, and Other Current Liabilities and Other Long-term Liabilities on the consolidated balance sheet as of June 29, 2025, respectively.
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
In connection with the closing of the LED Business Divestiture, the Company and CreeLED also entered into certain ancillary and related agreements, including a Wafer Supply and Fabrication Services Agreement (the "Wafer Supply Agreement"), pursuant to which the Company supplied CreeLED with certain silicon carbide materials and fabrication services. The Company terminated the Wafer Supply Agreement effective as of September 30, 2024. The Company recognized a net loss of $0.0 million, $0.0 million, $9.2 million and $25.3 million in non-operating income, net for the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024, respectively, related to the Wafer Supply Agreement.
Note 6 – Revenue Recognition
Contract liabilities and distributor-related reserves were $65.4 million and $65.6 million as of June 28, 2026 and June 29, 2025, respectively. The decrease was primarily due to a decrease in customer reserve deposits, partially offset by an increase in distributor-related reserves. Contract liabilities and distributor-related reserves are recorded within contract liabilities and distributor-related reserves and other long-term liabilities on the consolidated balance sheets.
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
The Company’s accounts receivable balance represents the Company’s unconditional right to receive consideration from its customers with contracts. Payments are typically due within 30 days of completion of the performance obligation and invoicing and therefore do not contain significant financing components.

Sales tax, value-added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue, and shipping and handling costs are treated as fulfillment activities and are included in cost of revenue in the Company’s consolidated statements of operations.
For the periods from June 30, 2025 to September 29, 2025 and from September 30, 2025 to June 28, 2026, the Company recognized $1.2 million and $5.7 million, respectively, in revenue from contract liability balances. For the fiscal year ended June 29, 2025, the Company recognized $1.2 million in revenue from contract liability balances, and for the fiscal year ended June 30, 2024, the Company did not recognize any material revenue from contract liability balances.
Product Line Revenue
The Company sells products from within two product lines: Power Products and Materials Products. Revenue from these two product lines is as follows:

	Successor	Predecessor
	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended	Fiscal Year Ended
(in millions of U.S. Dollars)			June 29, 2025	June 30, 2024
Power Products	$324.7	$131.8	$414.0	$415.6
Materials Products	143.6	65.0	343.6	391.6
Total	$468.3	$196.8	$757.6	$807.2
Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated revenue from external customers by geographic area is as follows:

	Successor		Predecessor
	Period from September 30, 2025 to June 28, 2026		Period from June 30, 2025 to September 29, 2025		For the Fiscal Year Ended		For the Fiscal Year Ended
					June 29, 2025		June 30, 2024
(in millions of U.S. Dollars)	Revenue	%	Revenue	%	Revenue	%	Revenue	%
United States	$160.4	34.3%	$44.9	22.8%	$135.5	17.9%	$115.0	14.2%
Hong Kong	88.8	19.0%	26.1	13.3%	99.0	13.1%	116.4	14.4%
Europe	79.2	16.9%	36.3	18.4%	151.3	20.0%	295.2	36.6%
Asia Pacific(1)	79.2	16.9%	49.1	24.9%	104.2	13.8%	72.6	9.0%
Singapore	23.0	4.9%	7.6	3.9%	104.1	13.7%	101.6	12.6%
Japan	18.4	3.9%	13.3	6.8%	91.1	12.0%	63.2	7.8%
China	14.7	3.1%	17.9	9.1%	70.2	9.3%	41.5	5.1%
Other	4.6	1.0%	1.6	0.8%	2.2	0.3%	1.7	0.3%
Total	$468.3		$196.8		$757.6		$807.2
(1) Excluding China, Hong Kong, Japan and Singapore.
Note 7 – Leases
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

Balance Sheet
Lease assets and liabilities and the corresponding balance sheet classifications are as follows:

(in millions of U.S. Dollars)	Successor	Predecessor
Operating Leases:	June 28, 2026	June 29, 2025
Right-of-use assets (1)	$96.8	$123.1

Current lease liability (2)	7.4	9.9
Non-current lease liability (3)	99.2	139.5
Total operating lease liabilities	$106.6	$149.4

Finance Leases:
Finance lease assets (4)	$2.1	$8.3

Current portion of finance lease liabilities	0.2	0.5
Finance lease liabilities, less current portion	1.9	8.4
Total finance lease liabilities	$2.1	$8.9
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
Statement of Operations

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Operating lease expense	$15.0	$4.3	$16.7	$13.9
Finance lease amortization	0.3	0.2	0.8	0.8
Interest expense for finance leases was immaterial for all periods presented.
Cash Flows
Cash flow information consisted of the following (1):

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Cash (used in) provided by operating activities:
Cash paid for operating leases	($15.6)	($4.1)	($15.5)	($12.6)
Cash received for tenant allowance on operating leases	—	—	1.8	0.4
Cash paid for interest portion of financing leases	(0.2)	(0.1)	(0.2)	(0.3)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.4)	(0.1)	(0.5)	(0.4)

(1) See "Statements of Cash Flows - non-cash activities" in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," for non-cash activities related to leases.
Lease Liability Maturities
Maturities of operating and finance lease liabilities as of June 28, 2026 were as follows:

(in millions of U.S. Dollars)	Successor
Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 27, 2027	$19.2	$0.4	$19.6
June 25, 2028	18.1	0.3	18.4
June 24, 2029	17.3	0.3	17.6
June 30, 2030	16.0	0.2	16.2
June 29, 2031	15.5	0.3	15.8
Thereafter	115.1	13.3	128.4
Total lease payments	201.2	14.8	216.0
Future tenant improvement allowances	—	—	—
Imputed lease interest	(94.6)	(12.7)	(107.3)
Total lease liabilities	$106.6	$2.1	$108.7
Supplemental Disclosures

	Successor
	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	142	452
Weighted average discount rate (2)	11.77%	13.84%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 19 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 10.18%.

Lease Impairment

For the fiscal year ended June 29, 2025, the Company recorded $4.8 million of non-cash impairment charges for the abandonment of ROU assets as a result of the ongoing factory consolidation and optimization initiatives. The impairment of the ROU assets is included in "restructuring and other expenses" within the accompanying consolidated statement of operations. Refer to Note 18 - "Restructuring" for additional details.
Note 8 – Investments
Investments consist of municipal bonds, corporate bonds, U.S. agency securities, commercial paper and certificates of deposit. All short-term investments are classified as available-for-sale.
Short-term investments as of June 28, 2026 consist of the following:

	Successor
	June 28, 2026
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
Corporate bonds	$210.3	$—	($0.4)	$—	$209.9
U.S. treasury securities	185.3	—	(0.2)	—	185.1
Municipal bonds	86.6	0.1	(0.1)	—	86.6
Certificates of deposit	20.2	—	—	—	20.2
Commercial paper	10.5	—	—	—	10.5
Total short-term investments	$512.9	$0.1	($0.7)	$—	$512.3

The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	Successor
	June 28, 2026
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$155.7	($0.4)	$11.2	$—	$166.9	($0.4)
U.S. treasury securities	129.0	(0.1)	29.7	(0.1)	158.7	(0.2)
Municipal bonds	68.0	(0.1)	2.6	—	70.6	(0.1)
Total	$352.7	($0.6)	$43.5	($0.1)	$396.2	($0.7)
Number of securities with an unrealized loss		173		12		185
Short-term investments as of June 29, 2025 consist of the following:

	Predecessor
	June 29, 2025
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Loss Allowance	Estimated Fair Value
U.S. treasury securities	$192.0	$0.1	$—	$—	$192.1
Corporate bonds	196.8	0.3	(1.5)	—	195.6
Municipal bonds	79.5	0.2	(0.5)	—	79.2
Certificates of deposit	5.0	—	—	—	5.0
Commercial paper	16.3	—	—	—	16.3
Total short-term investments	$489.6	$0.6	$(2.0)	$—	$488.2
The following table presents the gross unrealized losses and estimated fair value of the Company’s short-term investments, aggregated by investment type and the length of time that individual securities have been in a continuous unrealized loss position:

	Predecessor
	June 29, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in millions of U.S. Dollars)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28.7	$—	$65.2	($1.5)	$93.9	($1.5)
Municipal bonds	6.2	—	41.3	(0.5)	47.5	(0.5)
U.S. treasury securities	90.6	—	—	—	90.6	—
Total	$125.5	$—	$106.5	($2.0)	$232.0	($2.0)
Number of securities with an unrealized loss		54		25		79
Additionally, the Company held seven cash equivalent securities with an aggregate fair value of $37.9 million in unrealized loss positions as of June 28, 2026. The aggregate unrealized loss was less than $0.1 million.
The Company does not include accrued interest in estimated fair values of short-term investments and does not record an allowance for credit losses on receivables related to accrued interest. Accrued interest receivable was $4.8 million and $5.4 million as of June 28, 2026 and June 29, 2025, respectively, and is recorded in other current assets on the consolidated balance sheets. When necessary, write-offs of noncollectible interest income are recorded as a reversal to interest income. There were no write-offs of noncollectible interest income for the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026, June 29, 2025 or June 30, 2024.
The Company evaluates its investments for expected credit losses. The Company believes it is able to and intends to hold each of the investments held with an unrealized loss as of June 28, 2026 until the investments fully recover in market value. No allowance for credit losses was recorded for the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026, June 29, 2025 or June 30, 2024.
The contractual maturities of short-term investments at June 28, 2026 were as follows:

	Successor
(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Five, Within Ten Years	After Ten Years	Total
Corporate bonds	$180.5	$29.4	$—	$—	$209.9
U.S. treasury securities	144.0	41.1	—	—	185.1
Municipal bonds	78.7	7.9	—	—	86.6
Certificates of deposit	20.0	0.2	—	—	20.2
Commercial paper	10.5	—	—	—	10.5
Total short-term investments	$433.7	$78.6	$—	$—	$512.3

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

The Company did not have any financial assets requiring the use of Level 3 inputs as of June 28, 2026. There were no transfers between Level 1 and Level 2 during the fiscal year ended June 28, 2026.
Financial instruments carried at fair value were as follows:

	Estimated fair value
		Successor	Predecessor
(in millions of U.S. Dollars)	Fair value hierarchy	June 28, 2026	June 29, 2025
Assets:
Money market funds	1	$63.5	$61.8
U.S. treasury securities	1	220.9	224.6
MACOM Shares	1	—	102.0
Municipal bonds	2	89.0	79.2
Corporate bonds	2	209.9	196.8
Commercial paper	2	43.4	28.3
Certificates of deposit	2	$20.2	$5.0
As of June 29, 2025, other current assets consisted of the MACOM Shares which the Company received as partial consideration in connection with the RF Business Divestiture. These shares were remeasured to fair value each period with changes in the fair value of the shares recognized in non-operating income, net. In the first quarter of fiscal 2026, the Company sold the MACOM shares
Forward Equity Contract
The fair value of the forward equity contract is determined using the observable market prices of our common stock and is not adjusted for holding restrictions. With all Regulatory Approvals obtained in January 2026, and the shares being delivered, the forward equity contract was extinguished as of June 28, 2026, after being remeasured at fair value date as of the date on which the Regulatory Approvals were received, with changes in fair value recognized as a gain of $79.1 million in "Non-operating income, net" in the Consolidated Statements of Operations.
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
Upon receipt of the Regulatory Approvals in January 2026, the Company reclassified its stock warrant liability to equity following the receipt of all required regulatory approvals. Upon reclassification, the stock warrant liability was no longer subject to fair value remeasurement. Refer to Note 3 "Emergence from Voluntary Reorganization under Chapter 11" for more information.
Level 3 Rollforward
The following is a rollforward of balances for liabilities classified as recurring Level 3 fair value measurements:

(in millions of U.S. Dollars)	Stock Warrant Liability	Embedded Derivative
Balance as of June 29, 2025 (Predecessor)	$—	$—
Issuance at September 29, 2025 (See Note 3 and Note 4)	$33.6	$94.5
Changes in fair value	(2.1)	(6.6)
Reclassification to equity	(31.5)	(87.9)
Balance as of June 28, 2026	$—	$—
Please refer to Note 3, "Emergence from Voluntary Reorganization Under Chapter 11," and Note 4, "Fresh Start Accounting," for additional information on the forward equity contracts, and the stock warrant liability.

Note 10 – Intangible Assets
Intangible assets, net included the following:

	Successor			Predecessor
	June 28, 2026			June 29, 2025
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$120.0	($10.0)	$110.0	$—	$—	$—
Developed technology	240.0	(31.3)	208.7	—	—	—
Trade name	28.0	(1.9)	26.1	—	—	—
Finite-lived intangible assets	388.0	(43.2)	344.8	—	—	—
Patent and licensing rights	60.9	(13.5)	47.4	50.5	(26.7)	23.8
Total intangible assets	$448.9	($56.7)	$392.2	$50.5	($26.7)	$23.8
Total amortization of finite-lived intangible assets was $0.0 million, $43.2 million, $1.2 million and $1.1 million and total amortization of patents and licensing rights was $1.0 million, $14.2 million, $4.2 million and $4.4 million for the periods from June 30, 2025 to September 29, 2025, and September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024, respectively.
The Company invested $1.4 million, $3.6 million, $5.3 million and $5.9 million for the periods from June 30, 2025 to September 29, 2025, and September 30, 2025 to June 28, 2026 and the years ended June 29, 2025 and June 30, 2024, respectively, for patent and licensing rights.
Customer relationships, developed technology, trade name, and patent and licensing rights had weighted-average remaining useful lives of 8.3 years, 5.0 years, 10.3 years, and 7.9 years, respectively, as of June 28, 2026. Total future amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets is estimated to be as follows:

(in millions of U.S. Dollars) Fiscal Year Ending	Total
June 27, 2027	$68.5
June 25, 2028	65.3
June 24, 2029	63.8
June 30, 2030	62.2
June 29, 2031	61.6
Thereafter	70.8
Total future amortization expense	$392.2

Note 11 – Debt
As of June 29, 2025 (Predecessor):

(in millions of U.S. Dollars)	Maturity Date	Effective Interest Rate	Initial Principal	Repayment of principal	Conversion to common stock	Outstanding principal	Unamortized premium/discount	Ending Balance	Equity component	Fair Value	Fair value level
1.75% Convertible Notes	5/1/2026	2.2%	$575.0	$—	$—	$575.0	($2.0)	$573.0	$—	$145.2	Level 2
0.25% Convertible Notes	2/15/2028	0.6%	750.0	—	—	750.0	(7.9)	$742.1	—	185.6	Level 2
1.875% Convertible Notes	12/1/2029	2.1%	1,750.0	—	—	1,750.0	(20.7)	$1,729.3	—	450.6	Level 2
2030 Senior Notes	6/23/2030	16.3%	1,250.0	—	—	1,521.2	(52.3)	$1,468.9	—	1,308.2	Level 2
CRD Agreement Deposits	7/5/2033	6.8%	2,000.0	—	—	2,062.0	(37.3)	$2,024.7	—	556.7	Level 3
			$6,325.0	$—	$—	$6,658.2	($120.2)	$6,538.0	$—	$2,646.3

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

As of June 28, 2026 (Successor)

(in millions of U.S. Dollars)	Maturity Date(1)	Effective Interest Rate	Initial Principal	Repayment of principal(2)	Conversion to common stock(3)	Outstanding principal	Unamortized premium/discount	Ending Balance	Equity component	Fair Value	Fair value level
New Senior Secured Notes	6/23/2030	12.9%	$1,259.2	($623.3)	$—	$635.9	$59.2	$695.1	$—	$705.7	Level 2
New 2L Non-Convertible Notes	6/15/2031	12.5%	296.4	—	—	$296.4	(60.5)	$235.9	—	269.0	Level 2
New 2L Non-Renesas Convertible Notes(4)	6/15/2031	3.0%	331.4	—	(64.3)	$267.1	(5.6)	$261.5	136.1	1,059.5	Level 2
New 2L Renesas Convertible Notes(5)	6/15/2031	12.3%	203.6	—	—	$203.6	(74.0)	$129.6	87.9	517.8	Level 3
1.5L Convertible Notes(6)	3/15/2031	4.3%	379.0	—	—	$379.0	(13.6)	$365.4	—	913.8	Level 2
			$2,469.6	($623.3)	($64.3)	$1,782.0	($94.5)	$1,687.5	$224.0	$3,465.8
(1)Each instrument is as defined in the Plan.
(2)On December 22, 2025, the Company repurchased $175.0 million of aggregate principal of the New Senior Secured Notes, plus accrued and unpaid interest at a purchase price of $197.9 million. On December 23, 2025, $10.2 million of Paid-in-Kind ("PIK") Interest was incurred and recorded to the outstanding New Senior Secured Notes principal amount. On March 23, 2026, $10.9 million of PIK interest was incurred and recorded to the outstanding New Senior Secured Notes principal amount. On March 26, 2026, the Company used all of the aggregate gross proceeds from the 1.5L Convertible Notes (as defined below) and the Securities Purchase Agreement (as defined below) (refer to Note 12 - "Stockholders' Equity and Pre-funded Warrants" for additional information) to redeem $475.9 million of the outstanding New Senior Secured Notes at a purchase price of $524.3 million. On June 23, 2026, $6.4 million of PIK interest was incurred and recorded to the outstanding New Senior Secured Notes principal amount.
(3)On September 29, 2025, the Company issued the New 2L Non-Renesas Convertible Notes and New 2L Renesas Convertible Notes. The notes bear interest at 2.5% per annum on the outstanding principal, are secured, and are convertible into shares of common stock at a conversion price of $12.23 and $18.35 per share, respectively. As of June 28, 2026, $64.3 million of New 2L Non-Renesas Convertible Notes were converted into 5.3 million shares of common stock.
(4)ASC Topic 470: Debt (“ASC 470”) presumes that when a convertible debt instrument is issued at a substantial premium compared to the principal amount, the premium should be recognized in equity as paid-in-capital. The excess of the initial carrying amount over par of $168.8 million was recorded to additional paid-in-capital. Approximately 19.4% of the equity component is not related to the outstanding convertible notes due to conversions during the period from September 30, 2025 to June 28, 2026.
(5)During the Successor period ended June 28, 2026, the Company reclassified the derivative liability to equity of $87.9 million (refer to Note 9 - "Fair Value of Financial Instruments" for additional information).
(6)On March 26, 2026, the Company issued the 1.5 Convertible Notes (as defined below). The notes bear interest at 3.5% per annum on the outstanding principal, are secured, and are convertible into shares of common stock at an initial conversion price of approximately $20.14 per share.

On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and each holder of the aforementioned corporate debt holdings as of the Effective Date and deposits under the CRD Agreement received portions of the restated debt obligations and New Common Stock, and all of the Company’s outstanding obligations under the aforementioned corporate debt holdings as of the Effective Date and CRD Agreement were discharged and terminated. Please refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," and Note 3, "Emergence from Voluntary Reorganization under Chapter 11," for additional information on the debt.
As of June 28, 2026, the Company was in compliance with all covenants relating to the New Senior Secured Notes, New 2L Non-Convertible Notes, New 2L Non-Renesas Convertible Notes, New 2L Renesas Convertible Notes, and the 1.5L Convertible Notes.
New 1.5L Convertible Notes
On March 26, 2026, the Company entered into the 3.5% Convertible 1.5 Lien Senior Secured Notes due 2031 (the "1.5L Convertible Notes") in a private placement (the "Notes Placement") with an aggregate principal balance of $379.0 million. The 1.5L Convertible Notes were issued pursuant to, and are governed by, an indenture (the “1.5L Convertible Notes Indenture”), dated as of March 26, 2026, among the Company, Wolfspeed Texas, as Subsidiary Guarantor, and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent.
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
In addition, on March 26, 2026, the Company, the Trustee and the Collateral Agent entered into a Joinder Agreement, pursuant to which the Trustee and the Collateral Agent became parties to the existing 1L/2L Intercreditor Agreement

Events during June 2025

As of June 29, 2025, the Company was in default under the 2029 Convertible Notes and the CRD Agreement due to its previously announced decision to enter the 30 day grace period for the 2029 Convertible Note interest payment due June 2, 2025.

On June 23, 2025, the Company announced its entry into the Restructuring Support Agreement and subsequent to the end of fiscal 2025, on June 30, 2025, the Debtors filed the Chapter 11 Cases. Please refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 3, "Emergence from Voluntary Reorganization under Chapter 11", for more information regarding the terms of the Restructuring Support Agreement. When the Plan Effective Date occurred, except as otherwise set forth in the Plan, all notes, instruments, certificates, and other documents evidencing claims against, or interests in, the Debtors were canceled and/or updated to record such cancellation and the obligations of the Company thereunder or in any way related thereto was deemed satisfied in full and discharged.

As discussed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 3, "Emergence from Voluntary Reorganization under Chapter 11", the filing of the Chapter 11 Cases constituted events of default under the Company's outstanding Secured Notes, Convertible Notes and the CRD Agreement. As a result, the principal and interest due under the Company's outstanding Senior Secured Notes, Convertible Notes, and CRD Agreement became immediately due and payable. However, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Based on the facts and circumstances described above, including the defaults related to the missed interest payment on the 2029 Notes that were in grace periods as of June 29, 2025, the signing of the Restructuring Support Agreement on June 23, 2025 and subsequent event of default upon filing of the Chapter 11 Cases per the terms of the Restructuring Support Agreement on June 30, 2025, these amounts have been presented as “Current maturity on long-term borrowings” in the Company's audited Consolidated Balance Sheet at June 29, 2025.

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
The conversion rate was initially 21.1346 shares of common stock per one thousand dollars in principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $47.32 per share of common stock), subject to customary anti-dilution adjustments, excluding accrued and unpaid interest. The Company could, at its election, settle conversions in cash, shares of common stock, or a combination thereof. As of the Effective Date, the 2026 Convertible Notes were discharged and terminated.
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
The conversion rate was initially 7.8602 shares of common stock per one thousand dollars in principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $127.22 per share of common stock), subject to customary anti-dilution adjustments, excluding accrued and unpaid interest. The Company could, at its election, settle conversions in cash, shares of common stock, or a combination thereof. As of the Effective Date, the 2028 Convertible Notes were discharged and terminated.
Capped Call Transactions in relation to the 2028 Notes
On January 31, 2022, in connection with the pricing of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or affiliates thereof (the "2028 Notes Capped Call Counterparties"). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the "2028 Notes Capped Call Transactions") with each of the 2028 Notes Capped Call Counterparties. The 2028 Notes Capped Call Transactions initially covered, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that were initially underlying the 2028 Notes. The 2028 Capped Call Transactions were expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2028 Notes and/or offset any potential cash payments the Company was required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $212.04 per share, representing a premium of 125% over the last reported sale price per share of the Company's common stock on January 31, 2022, subject to certain adjustments under the terms of the 2028 Notes Capped Call Transactions.
The 2028 Notes Capped Call Transactions were separate transactions entered into by the Company with each of the 2028 Notes Capped Call Counterparties, were not part of the terms of the 2028 Notes, and did not affect any holder’s rights under the 2028 Notes. Holders of the 2028 Notes did not have any rights with respect to the 2028 Notes Capped Call Transactions. The Capped Call transactions were discharged and terminated as of the Effective Date, as the 2028 Convertible Notes were discharged and terminated
2029 Convertible Notes
On November 21, 2022, the Company sold $1,525.0 million aggregate principal amount of the 2029 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and an additional $225.0 million aggregate principal amount of the 2029 Notes pursuant to the exercise in full of the over-allotment options of the underwriters. The total net proceeds from the 2029 Notes offering was approximately $1,718.6 million.

The Company used approximately $273.9 million of the net proceeds from the 2029 Notes to fund the cost of entering into capped call transactions described below.
The conversion rate was initially 8.4118 shares of common stock per one thousand dollars in principal amount of 2029 Notes (equivalent to an initial conversion price of approximately $118.88 per share of common stock), subject to customary anti-dilution adjustments, excluding accrued and unpaid interest. The Company could, at its election, settle conversions in cash, shares of common stock, or a combination thereof. As of the Effective Date, the 2029 Convertible Notes were discharged and terminated.
Capped Call Transactions in relation to the 2029 Notes
On November 16, 2022, in connection with the pricing of the 2029 Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers or their affiliates and another financial institution (the "2029 Notes Capped Call Counterparties"). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (such transactions, collectively, the "2029 Notes Capped Call Transactions") with each of the 2029 Notes Capped Call Counterparties. The 2029 Notes Capped Call Transactions initially covered, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that were initially underlying the 2029 Notes. The 2029 Notes Capped Call Transactions were expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2029 Notes and/or offset any potential cash payments the Company was required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $202.538 per share, representing a premium of 130% over the last reported sale price per share of our common stock on November 16, 2022, subject to certain adjustments under the terms of the 2029 Notes Capped Call Transactions.
The 2029 Notes Capped Call Transactions were separate transactions entered into by the Company with each of the 2029 Notes Capped Call Counterparties, were not part of the terms of the 2029 Notes, and did not affect any holder’s rights under the 2029 Notes. Holders of the 2029 Notes did not have any rights with respect to the 2029 Notes Capped Call Transactions. The Capped Call transactions were discharged and terminated as of the Effective Date, as the 2029 Convertible Notes were discharged and terminated.
Accounting for the Pre-Emergence Convertible Notes
The last reported sale price of the Company's common stock was not greater than or equal to 130% of the applicable conversion price for any of the Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on June 29, 2025. As a result, none of the Convertible Notes were convertible at the option of the holders through June 29, 2025.
Senior Secured Notes Amended and Restated Indenture
On June 23, 2023 (the "Issue Date"), the Company sold $1,250 million aggregate principal amount of the Senior Secured Notes. The total net proceeds from the Senior Secured Notes was approximately $1,149.3 million. The total net proceeds are net of debt issuance costs and an original issue discount of $50.0 million.
On October 11, 2024, the Company entered into the Amended and Restated Indenture (the "2030 Senior Notes Indenture"), which amended certain terms and conditions of the Senior Secured Notes and permits the Company to issue and sell $750.0 million of additional notes, subject to the fulfillment of certain conditions precedent.
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
As of June 29, 2025, the Company was in compliance with all covenants relating to the Senior Secured Notes. As of the Effective Date, the 2030 Secured Notes were discharged and terminated.

2033 CRD Agreement Amendment
In July 2023, the Company entered into the CRD Agreement with a customer, pursuant to which the customer agreed to provide the Company up to $2.0 billion in unsecured deposits. Under the CRD Agreement, the Company received an initial deposit of $1.0 billion in the first quarter of fiscal 2024 with the option to receive additional deposits up to $1.0 billion at the Company's request, subject to certain conditions during the 2024 calendar year. On February 27, 2024, the Company received an additional deposit of $500.0 million (the second draw), and on June 26, 2024, the Company received the final deposit of $500.0 million (the third draw). Unless previously terminated in accordance with its terms, the CRD Agreement would have matured on July 5, 2033, and the amount of the deposits, together with accrued and unpaid interest, would be required to be repaid to the customer at such time.
The deposits under the CRD Agreement bore interest, payable on a semi-annual basis, at a base rate of 6% per annum, with the potential for an increased variable rate of either 10% or 15% in connection with any inability of the Company to satisfy supply targets under a ten-year wafer supply agreement with the same customer. The Company could have voluntarily prepaid the deposits, in whole or in part, at any time at a price equal to 106% of the principal amount of the deposits prepaid. Upon the occurrence of a change of control, the customer could have required the Company to prepay the deposits in whole at a variable prepayment price depending on the day of prepayment.
On October 15, 2024, the Company entered into Amendment No. 1 to the CRD Agreement, which amended the existing agreement to, among other things, permit the Company to pay the accrued interest on the outstanding loans payable under the existing agreement on the last business day of each of December 2024 and June 2025 (together, the "PIK Amounts") by adding the PIK Amounts to the then outstanding principal amount of the loans rather than in cash. The interest rate on the PIK Amounts would accrue at a rate of 15.0% per annum. The amendment also permitted the Company to grant liens on additional assets in Siler City, North Carolina in connection with disbursements pursuant to governmental grants or awards under the CHIPS Act, and permitted the Company to pay a portion of interest on the Senior Secured Notes in-kind subject to the limitations set forth in the amendment to the CRD Agreement.
The CRD Agreement contained certain customary affirmative covenants, negative covenants and events of default. The CRD Agreement was discharged and terminated as of the Effective Date.
Interest Expense, net
The interest expense, net recognized is as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Interest expense, net of capitalized interest(1)	$132.0	$—	$263.3	$214.7
Amortization of discount and issuance costs, net of capitalized interest	16.4	—	48.8	28.4
Interest expense, other	1.5	0.7	3.1	3.2
Total interest expense, net	$149.9	$0.7	$315.2	$246.3
(1): Excludes contractual interest of $99.7 million for the period from June 30, 2025 to September 29, 2025
The Company capitalizes interest in connection with ongoing capacity expansions.

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Interest expense capitalized	$—	$—	$72.4	$28.3
Amortization of discount and debt issuance costs capitalized	—	—	13.5	3.6
Total interest expense capitalized	$—	$—	$85.9	$31.9

Note 12 – Stockholders’ Equity and Pre-funded Warrants
At-The-Market Offering
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
The ATM Program concluded on January 14, 2025 and the Company completed the sale of approximately $200.0 million of Old Common Stock and, as such, the ATM Program automatically terminated in accordance with the terms of the Equity Distribution Agreement. In total, the Company sold and received payment for 27.8 million additional shares of Old Common Stock at a weighted average price of $7.20 per share through the ATM Program for total gross proceeds of approximately $200.0 million and net proceeds of approximately $195.2 million, after $4.0 million in commissions to the Managers and $0.8 million in other offering costs.
Securities Purchase Agreement
On March 19, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors in connection with a private placement offering of shares of New Common Stock and pre-funded warrants to purchase New Common Stock. On March 26, 2026, pursuant to the terms of the Securities Purchase Agreement, the Company issued and sold an aggregate of 3,250,030 shares of New Common Stock (the “Shares”) and pre-funded warrants (the “Pre-Funded Warrants” to purchase 2,000,000 shares of New Common Stock. The price per share of New Common Stock was $18.458, and the price per Pre-Funded Warrant was $18.448, resulting in aggregate gross proceeds of approximately $96.9 million, with issuance costs of $3.6 million. The Pre-Funded Warrants have an exercise price of $0.01 per underlying share of New Common Stock and are exercisable at any time until fully exercised. The Pre‑Funded Warrants do not expire until fully exercised.
The Pre-Funded Warrants are classified as equity and recorded as a component of additional paid-in capital at issuance. As of June 28, 2026, there were 2.0 million Pre-Funded Warrants outstanding.
At June 28, 2026, the Company had reserved a total of approximately 70.8 million shares of its common stock for future issuance as follows (in thousands):

Number of Shares
For vesting of outstanding stock units	3,766
For future equity awards under the 2025 Long-Term Incentive Compensation Plan	3,078
For future equity awards under the 2025 Management Incentive Plan	5,254
For future issuance upon conversion of the New 2L Non-Renesas Convertible Notes	21,836
For future issuance upon conversion of the New 2L Renesas Convertible Notes	11,096
For future issuance upon conversion of the 1.5L Convertible Notes	18,822
Renesas Warrants	4,944
Pre-funded Warrants	2,000
Total common shares reserved	70,796

Note 13 – (Loss) Income Per Share
The details of the computation of basic and diluted (loss) earnings per share are as follows:

	Successor	Predecessor
(in millions of U.S. Dollars, except share data)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Net (loss) income from continuing operations, basic	$(415.8)	$420.2	$(1,609.2)	$(573.6)

Net loss from discontinued operations, basic	—	—	—	(290.6)

Weighted average number of common shares - basic (in thousands)	39,094	156,185	141,320	125,693

(Loss) earnings per share - basic:
Continuing operations	($10.64)	$2.69	($11.39)	($4.56)
Discontinued operations	$—	$—	$—	($2.31)

Net (loss) income from continuing operations, diluted	($415.8)	$420.2	($1,609.2)	($573.6)

Net loss from discontinued operations, diluted	$—	$—	$—	($290.6)

Weighted-average number of shares outstanding used to compute net (loss) earnings per share attributable to common stockholders, basic (in thousands)	39,094	156,185	141,320	$125,693
Weighted-average effect of potentially dilutive securities:
1.75% Convertible Notes	—	12,152	—	—
0.25% Convertible notes	—	5,895	—
1.875% Convertible Notes	—	14,721	—
RSUs (Predecessor)	—	99	—
Weighted-average number of shares outstanding used to compute net (loss) earnings per share attributable to common stockholders, diluted (in thousands)	39,094	189,052	141,320	125,693

Net (loss) income from continuing operations per share attributable to common stockholders, diluted	($10.64)	$2.22	($11.39)	($4.56)
Net loss per share attributable to common stockholders for discontinued operations	$—	$—	$—	($2.31)
Diluted net (loss) earnings per share is the same as basic net (loss) earnings per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss from continuing operations.
For the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and fiscal years ended June 29, 2025 and June 30, 2024, 0.0 million, 51.8 million, 0.0 million and 0.0 million, respectively of diluted shares related to convertible notes, calculated under the if-converted method, were excluded from the calculation of diluted (loss) earnings per share because their effect would be anti-dilutive. For the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and fiscal years ended June 29, 2025 and June 30, 2024, 0.0 million, 4.9 million, 0.0 million and 0.0 million, respectively, of diluted shares related to warrants were excluded from the calculation of diluted (loss) earnings per share because their effect would be anti-dilutive. For the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and fiscal years ended June 29, 2025 and June 30, 2024, 0.0 million, 3.8 million, 5.6 million and 4.4 million, respectively, of diluted shares related to share-based payments were excluded from the calculation of diluted (loss) earnings per share because their effect would be anti-dilutive.

Future earnings per share of the Company are also subject to dilution from conversion of its convertible notes under certain conditions as described in Note 11, “Debt.”
Note 14 – Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has two equity-based compensation plans, the 2025 Long-Term Incentive Plan (the “2025 LTIP”) and the 2025 Management Incentive Plan (the “2025 MIP”), which each provide for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, performance units, other awards, or a combination thereof. At June 28, 2026, there were 4.1 million shares authorized for issuance under the 2025 LTIP and 3.1 million shares remaining for future grants. At June 28, 2026, there were 8.1 million shares authorized for issuance under the 2025 MIP and 5.3 million shares remaining for future grants.
Prior to the Effective Date, the Company had two equity-based compensation plans, the 2023 Long-Term Incentive Compensation Plan (the "2023 LTIP") and the 2025 Inducement Award Plan (the "Inducement Plan"), from which stock-based compensation awards can be granted to employees and, in the case of the 2023 LTIP, directors. The terms of the Inducement Plan are substantially similar to the 2023 LTIP but with such other terms and conditions intended to comply with Section 303A.08 of the New York Stock Exchange Company Listed Manual. The 2023 LTIP and the Inducement Plan provided for awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards.
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
Restricted Stock Units
A summary of nonvested restricted stock units (RSUs) outstanding as of June 28, 2026 and changes during the year then ended is as follows (shares in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Nonvested at June 29, 2025 (Predecessor)	4,627	$32.41
Granted	—	—
Vested	(1,216)	38.17
Forfeited	(219)	54.91
Nonvested at September 28, 2025 (Predecessor)	3,192	27.25
Forfeited	(3,192)	27.25
Nonvested at September 29, 2025 (Predecessor)	—	$—

Nonvested at September 30, 2025 (Successor)	—	$—
Granted	4,108	24.51
Vested	(110)	22.91
Forfeited	(232)	23.33
Nonvested at June 28, 2026 (Successor)	3,766	$24.63
The aggregate fair value of awards vested in the period from June 30, 2025 to September 29, 2025 and from September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024, based on the market price of the Company's common stock on the vesting date, was $1.9 million $4.2 million, $13.1 million and $55.2 million, respectively.

As of June 28, 2026, there was $73.5 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 2.18 years.
Stock-Based Compensation Valuation and Expense
Total stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Cost of revenue, net	$10.7	$7.8	$36.9	$28.5
Research and development	2.7	2.2	11.6	11.4
Sales, general and administrative	13.7	3.6	24.8	45.0
Total stock-based compensation expense	$27.1	$13.6	$73.3	$84.9
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
The range of assumptions used to value stock issued under the ESPP were as follows:

Predecessor
	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Risk-free interest rate	4.28 - 5.21%	5.44 - 5.54%
Expected life, in years	0.5 - 1.0	0.5 - 1.0
Volatility	73.7 - 100.2%	73.5 - 74.4%
Dividend yield	—	—
The range of assumptions used for performance-based awards with market conditions were as follows:

	Successor	Predecessor
	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Risk-free interest rate	3.55%	0.00%	3.92%	4.52%
Expected life, in years	2.56	0.0	3.0	3.0
Expected volatility	52.4%	0.0%	67.4%	65.9%
Average correlation coefficient of peer companies	0.39	0	0.41	0.44
Dividend yield	—	—	—	—
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
Expected Volatility
The Company estimates expected volatility for the ESPP awards, giving consideration to the expected life of the respective award, the Company’s current expected growth rate, implied volatility in traded options for its common stock, and the historical volatility of its common stock. For purposes of estimating volatility for use in the Monte Carlo model for the market-based awards, the Company utilizes historical volatilities of the Company and the members of the defined peer group.
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

Note 15 – Income Taxes
Effective June 30, 2025, the Company adopted the new income tax disclosure standard (ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures) on a prospective basis. Accordingly, the tables presenting the Company's income tax provision and effective tax rate reconciliation reflect the new standard for the periods from June 30, 2025 to September 29, 2025 and the period from September 30, 2025 to June 28, 2026, while fiscal year 2025 and Fiscal year 2024 disclosures will continue to follow the previous disclosure requirements.
The following table presents the reconciliation of the statutory U.S. federal income tax rate to the effective tax rate, pursuant to the disclosure requirements of ASU 2023-09:

	Successor		Predecessor
	Period from September 30, 2025 to June 28, 2026		Period from June 30, 2025 to September 29, 2025
(in millions of U.S. Dollars, except for percentages)	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	($87.0)	21.0%	$89.0	21.0%
Nontaxable or Nondeductible items:
Transaction fees	—	—%	14.6	3.5%
Stock compensation	—	—%	21.9	5.2%
Effects of restructuring	—	—%	60.0	14.1%
Changes in valuation allowances	88.4	(21.3)%	(186.2)	(44.0)%
Other	(1.2)	0.3%	3.8	0.9%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	0.1	—%	—	—%
Foreign Tax Effects	1.1	(0.3)%	0.4	0.1%
Income tax expense and effective tax rate	$1.4	(0.3)%	$3.5	0.8%
(1): The states that contributed greater than 50% of the tax effect in this category include California and Massachusetts.
The following table presents the reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended June 29, 2025 and June 30, 2024, prior to the adoption of ASU 2023-09:

	Predecessor
	Fiscal Year Ended June 29, 2025		Fiscal Year Ended June 30, 2024
(in millions of U.S. Dollars)	Amount	Percent	Amount	Percent
Federal income tax provision at statutory rate	($340.0)	21%	($120.2)	21%
(Decrease) increase in income tax expense resulting from:
State tax provision, net of federal benefit	(13.8)	1%	(5.0)	1%
Tax exempt interest	(0.1)	—%	(0.4)	—%
(Decrease) increase in tax reserve	(0.4)	—%	(2.0)	—%
Research and development credits	(7.3)	1%	(9.7)	2%
Increase (decrease) in valuation allowance	309.1	(19)%	127.0	(22)%
Stock-based compensation	14.2	(1)%	8.8	(2)%
Statutory rate differences	0.1	—%	—	—%
Foreign earnings taxed in U.S.	3.5	—%	0.4	—%
Goodwill Impairment	23.1	(1)%	—	—%
Provision to return adjustments	0.9	—%	(0.4)	—%
Impact of rate changes	(3.4)	—%	0.4	—%
Expiration of attributes	0.1	—%	2.0	—%
Pre-petition charges	4.1	—%	—	—%
Other	0.2	—%	0.2	—%
Income tax (benefit) expense and effective tax rate	($9.7)	1%	$1.1	—%

Income taxes paid in federal, state and foreign jurisdictions are immaterial.
The following were the components of (loss) income before income taxes:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Domestic	($419.7)	$431.4	($1,619.2)	($572.2)
Foreign	5.3	(7.7)	0.3	(0.3)
(Loss) income before income taxes	($414.4)	$423.7	($1,618.9)	($572.5)

The following were the components of income tax (benefit) expense:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Current:
Federal	$—	$0.1	$—	$—
Foreign	0.8	0.1	0.6	0.9
State	—	—	—	0.2
Total current	0.8	0.2	0.6	1.1
Deferred:
Federal	0.9	3.2	(10.5)	—
Foreign	(0.4)	—	0.5	—
State	0.1	0.1	(0.3)	—
Total deferred(1)	0.6	3.3	(10.3)	—
Income tax expense (benefit)	$1.4	$3.5	($9.7)	$1.1
(1): For the period ended September 29, 2025, expenses included $2.3 million impact from fresh start accounting and implementation of the Plan. See Note 4, "Fresh Start Accounting," for further information.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	June 28, 2026	June 29, 2025
Deferred tax assets:
Compensation	$5.9	$8.3
Inventories	41.0	45.3
Sales return reserve and allowance for bad debts	11.3	8.1
Federal and state net operating loss carryforwards	133.0	691.0
Federal income tax credits	79.2	77.0
State income tax credits	0.7	0.7
48C investment tax credits	35.7	35.7
Property and Equipment	534.4	—
Investments	0.3	0.6
Stock-based compensation	5.9	9.0
Deferred revenue	16.5	25.0
Lease liabilities	24.0	35.1
Capitalized research and development	63.5	120.1
Convertible notes	—	58.5
Nondeductible interest carryforward	115.9	95.3
Other	7.4	14.1
Total gross deferred assets	1,074.7	1,223.8
Less valuation allowance	(930.6)	(1,041.4)
Deferred tax assets, net	144.1	182.4

Deferred tax liabilities:
Property and equipment	—	(122.4)
Intangible assets	(85.2)	(5.0)
Other long-term investments	—	(9.0)
Prepaid taxes	(0.5)	(0.5)
Foreign earnings recapture	(4.2)	(4.2)
Taxes on unremitted foreign earnings	(1.0)	(7.0)
Lease assets	(21.8)	(29.1)
Convertible notes and debt	(32.2)	—
Other	—	(4.6)
Total gross deferred liability	(144.9)	(181.8)
Deferred tax liability, net	($0.8)	$0.6

The components giving rise to the net deferred tax assets (liabilities) have been included in the consolidated balance sheets as follows:

	Successor
	Balance at June 28, 2026
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($1.9)
Foreign income taxes	1.1	—
Total	$1.1	($1.9)

	Predecessor
	Balance at June 29, 2025
(in millions of U.S. Dollars)	Assets	Liabilities
U.S. federal income taxes	$—	($0.5)
Foreign income taxes	1.1	—
Total	$1.1	($0.5)
The Company weighs all available evidence, both positive and negative, to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. Primarily as the result of significant cumulative losses, the Company has concluded that it is necessary to recognize a full valuation allowance against its United States deferred tax assets as of June 28, 2026. As of June 28, 2026 and June 29, 2025, the United States valuation allowance was $930.4 million and $1,041.3 million, respectively. For the fiscal year ended June 28, 2026, the Company decreased the United States valuation allowance by $110.9 million largely due to decreases in net operating loss carryforwards as the result of tax cancellation of debt ("COD") Income offset by increases in deferred tax assets related to property and equipment and interest carryforwards. The Company has a full valuation allowance against its state deferred tax assets and an immaterial valuation allowances against deferred tax assets in international jurisdictions.
As of June 28, 2026, the Company had approximately $615.7 million of federal net operating loss carryovers which are fully offset by liabilities for unrecognized tax benefits and valuation allowance. The Company's federal net operating loss carryovers have no carry forward expiration limitation. The Company has $198.1 million of state net operating loss carryovers which are fully offset due to a valuation allowance. The Company's state net operating loss carryovers begin to expire in fiscal 2027. Additionally, the Company had $118.9 million of federal credit carryforwards, which are fully offset by liabilities for unrecognized tax benefits and a valuation allowance, and $0.7 million of state income tax credit carryforwards, which are fully offset by a valuation allowance. The federal and state income tax credit carryforwards will begin to expire in fiscal 2031 and fiscal 2027, respectively. As of June 28, 2026, the Company had approximately $2.2 million of foreign net operating loss carryovers, of which $0.4 million are offset by a valuation allowance. The Company's foreign net operating loss carryovers have no carry forward limitation.
As discussed in Note 3 – Emergence from Voluntary Reorganization under Chapter 11, the implementation of the Plan resulted in the discharge of indebtedness which gave rise to approximately $3.4 billion of COD income for U.S. federal income tax purposes which was excluded from taxable income. The exclusion from taxable income under Section 108 of the Internal Revenue Code of 1986, as amended (the "Code") resulted in the Company reducing its gross net operating loss by $3.4 billion. For U.S. federal income tax purposes, the Plan did not result in the close of its tax year. For U.S. federal income tax purposes, the reduction was first applied to the fiscal 2026 tax year loss, which includes both predecessor and successor periods, and then to the earliest available net operating loss. While for U.S. GAAP purposes the implementation of the Plan resulted in fair market value adjustments to the Company's basis in assets, for U.S. federal income tax purposes, the adjustments were limited to the reductions to tax attributes pursuant Section 108 discussed above. As a result, the Fresh Start Adjustments discussed in Note 3 - Emergence from Voluntary Reorganization under Chapter 11 generally resulted in an increase to the Company’s deferred tax assets, offset by a change in valuation allowance.
During the fiscal year ended June 28, 2026, as part of the restructuring under the Plan, the Company experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As a result, the Company’s ability to utilize its U.S. federal NOL and certain other tax attributes arising before the ownership change is subject to annual limitations.
The Company has analyzed the effect of this ownership change and expects that certain tax credit carryforwards and state net operation losses may expire unused. Future changes in the Company’s stock ownership, including those that may be outside the

Company’s control, could result in additional ownership changes under Section 382, which may further limit the Company’s ability to utilize its NOLs and other tax attributes.
In July 2025, the "One Big Beautiful Bill Act" (the "OBBBA") was enacted, making multiple changes to federal income tax laws that affect US federal income taxes of non-US operations and the timing of deductions related to 100% bonus deprecation, expense of domestic research and development costs, and interest. As the result of implementation of OBBBA, the Company’s deferred tax assets for domestic research and development costs was partially accelerated resulting in a deduction of $266.7 million in the current fiscal year.
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
As of June 29, 2025, the Company’s liability for unrecognized tax benefits was $8.3 million. During the fiscal year ended June 28, 2026, the liability for unrecognized tax benefits increased by $0.1 million, which was related to prior year tax positions. In addition, there was a decrease of $0.3 million for expiration of statute of limitations. As a result, the total liability for unrecognized tax benefits as of June 28, 2026 was $8.1 million. If any portion of this $8.1 million is recognized, the Company will then include that portion in the computation of its effective tax rate. Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that $0.5 million of gross unrecognized tax benefits will change in the next 12 months as a result of statute requirements or settlement with tax authorities.
The following is a tabular reconciliation of the Company’s change in uncertain tax positions:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025	Fiscal Year Ended June 30, 2024
Balance at beginning of period	$8.3	$8.3	$9.4	$9.8
Increases related to prior year tax positions	0.1	—	—	—
Decreases related to prior year tax positions	—	—	(1.1)	(0.1)
Expiration of statute of limitations for assessment of taxes	(0.3)	—	(0.4)	(2.0)
Increases related to current year positions	—	—	0.4	1.7
Balance at end of period	$8.1	$8.3	$8.3	$9.4
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line item in the consolidated statements of operations. Interest and penalties relating to unrecognized tax benefits recognized in the consolidated statements of operations was less than $0.1 million for the period from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025, and June 30, 2024.
For Federal purposes, the Company is generally no longer subject to tax assessments for fiscal years prior to 2023. For state tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2022. For foreign purposes, the Company is generally no longer subject to examination for tax periods prior to 2016. Certain carryforward tax attributes generated in prior years remain subject to examination, adjustment and recapture.
The Company provides for income taxes on the earnings of foreign subsidiaries unless such earnings are considered indefinitely reinvested outside the United States. As of June 28, 2026, the Company has approximately $32.1 million of undistributed earnings from certain non-U.S. subsidiaries, of which $6.8 million was not considered indefinitely reinvested. The Company would incur approximately $1.0 million of foreign income taxes upon repatriation of these earnings. The Company has not provided income taxes on the remaining $25.3 million of undistributed foreign earnings because it intends to reinvest these earnings indefinitely in foreign operations. If these earnings were subsequently repatriated to the United States, the Company would be required to pay approximately $2.6 million in taxes.

Note 16 – Commitments and Contingencies
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
On November 15, 2024, the Company and certain of its former executive officers were named as defendants (“Defendants”) in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between August 16, 2023 and November 6, 2024 in connection with the operational status, profitability, and growth potential of the Mohawk Valley fabrication facility, among other things. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025 and January 13, 2025, respectively, stockholders filed two additional lawsuits regarding the same matters and against the same Defendants—Maizner v. Wolfspeed, Inc., et al. (No. 6:25-cv-00046) and Ferreira v. Wolfspeed, Inc., et al. (No. 6:25-CV-00062)—in the U.S. District Court for the Northern District of New York, which consolidated the Zagami, Maizner, and Ferreira actions and appointed co-lead plaintiffs and co-lead counsel on February 24, 2025. Co-lead plaintiffs filed an amended complaint on May 5, 2025, and Defendants moved to transfer the consolidated action to the U.S. District Court for the Middle District of North Carolina on June 4, 2025. On December 22, 2025, the United States District Court for the Northern District of New York granted the motion to transfer, and the case was electronically transferred to the Middle District of North Carolina on January 7, 2026. On February 20, 2026, Defendants filed a motion to dismiss the amended complaint, and briefing concluded on June 5, 2026. On July 20, 2026, the District Judge held oral argument on the motion to dismiss. On August 12, 2026, the District Judge granted Defendants' motion to dismiss without prejudice and entered judgment dismissing the amended complaint in its entirety. The plaintiffs may appeal or seek to further amend the amended complaint.
The Company intends to vigorously defend against the claims in the above-referenced class action.
We are also pursuing claims for damages arising from alleged patent infringement, including the case described below.
The Company filed a complaint for patent infringement against Navitas Semiconductor Corp., Navitas Semiconductor Ireland, LLC, GeneSic Semiconductor LLC, and Navitas Semiconductor USA, Inc. (collectively, "Navitas") on July 7, 2026 in the United States District Court of Delaware. The complaint seeks injunctive relief and damages for infringement of five U.S. patents owned by the Company (U.S. Patent No. 8,169,005, U.S. Patent No. 10,998,418, U.S. Patent No. 10,886,396, U.S. Patent No. 10,749,443 and U.S. Patent No. 11,888,392) by Navitas' GaN-based FET products and SiC-based products. Navitas' response to the complaint is due August 28, 2026. While management believes the claims have merit, the outcome of these matters is inherently uncertain. Therefore, no amounts related to potential recoveries have been reflected in the consolidated financial statements.
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
As of June 28, 2026, the annual cost of satisfying the objectives of the GDA and the SUNY Agreement, excluding the direct and indirect costs associated with employment, varies from $2.2 million to $5.2 million per year through fiscal 2031.
As of June 28, 2026, the Company has received a total of $500.0 million as a result of GDA reimbursements, all of which has been received in cash.
Supply Commitments
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the third quarter of fiscal 2025, the Company amended the agreement to extend the term of the contract through December 2029 and modify the remaining minimum annual purchase commitments. During the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the fiscal year ended June 29, 2025 and June 30, 2024 the Company purchased $4.4 million, $14.7 million, $20.0 million, and $36.7 million of product under this agreement. As of June 28, 2026, minimum future product purchases for the remainder of 2026, 2027, 2028 and 2029 are $22.2 million, $38.0 million, $40.0 million and $42.0 million, respectively.
In addition, the Company paid quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits totaled $60.0 million and are refundable through credits on future product purchases. The Company paid $3.5 million in the period from June 30, 2025 to September 29, 2025, $0.0 million in the period from September 30, 2025 to June 28, 2026, $18.1 million in fiscal 2025 and $32.9 million in fiscal 2024 in connection with the agreement. As of June 28, 2026, the Company has paid the full $60 million in connection with the agreement, which is recognized and $37.9 million remains in prepaid expenses and other long-term assets on the consolidated balance sheet.
In the second quarter of fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the periods from June 30, 2025 to September 29, 2025 and September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024, the Company purchased $7.2 million, $12.0 million, $26.4 million and $19.2 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the period. Minimum future product purchases for the remainder of fiscal 2027 are $21.6 million, respectively.
The Company will also be required to purchase electricity for its facilities in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $55.3 million over the next 4 years and approximately $22.7 million over the next 7 years, respectively.
The Company has entered into an agreement with a supplier for equipment that has not yet been delivered or accepted by the Company. While the Company has not accepted delivery of the equipment and, therefore, the arrangement has not commenced as a lease under ASC 842, the Company is contractually obligated to make monthly payments of $0.2 million for the next 181 months.
The Company reviews the terms of all its long-term supply agreements and assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices and the recoverability of assets related to capacity deposits, as necessary.

Note 17 – Concentrations of Risk
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
For the period from June 30, 2025 to September 29, 2025, two customers represented 13% and 28% of revenue, respectively. For the period from September 30, 2025 to June 28, 2026, two customers represented 11% and 27% of revenue, respectively. For the fiscal year ended June 29, 2025, two customers represented 19% and 18% of revenue, respectively. For the fiscal year ended June 30, 2024, two customers represented 13% and 24% of revenue, respectively. No other customers individually accounted for more than 10% of revenue for the periods from June 30, 2025 to September 29, 2025 and from September 30, 2025 to June 28, 2026 and the fiscal years ended June 29, 2025 and June 30, 2024.
Two customers accounted for 15% and 11% of the accounts receivable balance as of June 28, 2026, respectively. Two customers accounted for 26% and 12% of the accounts receivable balance as of June 29, 2025, respectively. No other customers accounted for more than 10% of the accounts receivable balance as of June 28, 2026 and June 29, 2025.
Note 18 - Restructuring
2025 Restructuring Plan
During the first quarter of fiscal 2025, the Company initiated a headcount reduction and facility closure and consolidation plan intended to optimize its cost structure as the Company accelerates its transition from 150mm to 200mm silicon carbide devices (collectively with the subsequent updates described below, the 2025 Restructuring Plan).
The actions taken under the 2025 Restructuring Plan resulted in the closure of the Company's 150mm device fabrication facility in Durham, North Carolina as well as a realignment of related activities across the geographic regions in which the Company operates. The Company also consolidated its manufacturing footprint for epitaxy products by closing operations at its facility in Farmers Branch, Texas and impairing assets associated with the Saarland, Germany site during fiscal 2025. In addition, the Company took steps to optimize the allocation of resources across various functional groups. The Company also implemented a voluntary separation program for a limited number of eligible employees based on their age and years of service. During the third and fourth quarters of fiscal 2025, the Company increased the scope of the planned headcount reductions, primarily in its Materials Products operations and supporting roles.
The 2025 Restructuring Plan resulted in a cumulative total headcount reduction of approximately 28%. The Company's 150mm device fabrication facility in North Carolina ceased production in the second quarter of fiscal 2026.
The costs incurred as a result of the 2025 Restructuring Plan primarily include severance and employee benefit costs, voluntary termination benefits, and other exit costs that qualify as exit and disposal costs under ASC 420, "Exit or Disposal Cost Obligations". The involuntary severance costs incurred were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”. Additionally, the Company incurred additional facility closure-related costs related to these activities, including asset-related charges, fixed manufacturing costs that will be eliminated as a result of this plan, and other incremental costs related to the exit of certain facilities.
Including these additional facility closure-related costs, the Company incurred approximately $457 million of total restructuring and related costs, including approximately $73 million of involuntary and voluntary severance costs, approximately $124 million of other closure-related cash costs, and approximately $260 million of charges related to long-lived assets and other non-cash costs, including accelerated depreciation and impairments upon abandonment or disposal of machinery and equipment.
A summary of the charges recognized in the consolidated statements of operations for the period from June 30, 2025 to September 29, 2025, the period from September 30, 2025 to June 28, 2026 and for the fiscal year ended June 29, 2025 resulting from these restructuring activities is shown below:

	Successor	Predecessor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026	Period from June 30, 2025 to September 29, 2025	Fiscal Year Ended June 29, 2025
Accelerated depreciation	$—	$5.6	$33.6
Inventory write-down/scrap	11.7	2.5	—
Other closure-related costs	14.5	10.0	63.5
Total cost of revenue, net	26.2	18.1	97.1

Impairments on abandoned assets	1.8	0.1	170.2
Severance(1)	—	0.1	72.9
Accelerated depreciation(2)	—	—	11.4
Contract termination costs	1.6	2.3	18.6
Other closure-related costs	2.9	1.2	32.0
Restructuring and other expenses	6.3	3.7	305.1
Total	$32.5	$21.8	$402.2
(1)Employee severance and benefit costs include the early exit program activity.
(2) Includes net impact of change in salvage value and estimated useful life related to 150mm fab tooling and equipment.
A summary of the balance sheet activity during the period from June 30, 2025 to September 29, 2025 related to the 2025 Restructuring Plan is shown below:

	Predecessor
(in millions of U.S. Dollars)	As of June 29, 2025	Charges	Usage	September 29, 2025
Employee severance and benefit costs(1)	$25.2	$0.1	($11.9)	$13.4
Contract termination liability	5.5	2.3	(2.0)	5.8
Total	$30.7	$2.4	($13.9)	$19.2
(1)Employee severance and benefit costs includes the early exit program activity.
A summary of the balance sheet activity during the period from September 30, 2025 to June 28, 2026 related to the 2025 Restructuring Plan is shown below:

	Successor
(in millions of U.S. Dollars)	As of September 30, 2025	Charges	Usage	June 28, 2026
Employee severance and benefit costs(1)	$13.4	$—	($12.4)	$1.0
Contract termination liability	5.8	1.6	(3.3)	4.1
Total	$19.2	$1.6	($15.7)	$5.1
(1)Employee severance and benefit costs includes the early exit program activity.
A summary of the balance sheet activity during fiscal 2025 related to the 2025 Restructuring Plan is shown below:

	Predecessor
(in millions of U.S. Dollars)	As of June 30, 2024	Charges	Usage	June 29, 2025
Employee severance and benefit costs(1)	$—	$72.9	($47.7)	$25.2
Contract termination liability	—	18.6	(13.1)	5.5
Total	$—	$91.5	($60.8)	$30.7
(1)Employee severance and benefit costs includes the early exit program activity.

The restructuring liability of $5.1 million at June 28, 2026, relating to severance payments and contract terminations, is recorded in the "accounts payable and accrued expenses" and "other current liabilities" and "other long-term liabilities" line items of the consolidated balance sheets, respectively.
2026 Restructuring Plans
During the second quarter of fiscal 2026, the Company implemented and substantially completed a headcount reduction (the "2026 Restructuring"), of approximately 8%, to better align with business needs as a result of the transition of Wolfspeed's internal chip manufacturing to 200mm and reduced demand for 150mm substrates. The severance and benefit costs related to this initiative were recorded in the second quarter of fiscal 2026 in accordance with the provisions of ASC 712-10, "Nonretirement Postemployment Benefits". No further charges are expected.
A summary of the charges recognized in the consolidated statements of operations through the period from September 30, 2025 to June 28, 2026 resulting from these restructuring activities is shown below:

Successor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026
Severance	7.5
Restructuring and other expenses	$7.5
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the consolidated balance sheet as of June 28, 2026 follows:

	Successor
(in millions of U.S. Dollars)	As of September 30, 2025	Charges	Usage	June 28, 2026
Employee severance and benefit costs	$—	$7.5	($6.7)	$0.8
Total	$—	$7.5	($6.7)	$0.8
During the fourth quarter of fiscal 2026, the Company approved a restructuring plan designed to further optimize its organizational structure with current business needs. The Company recorded severance and related benefit costs in accordance with the provisions of ASC 712-10, "Nonretirement Postemployment Benefits". This planned workforce reduction of approximately 6% of the employee population is expected to occur by the first half of fiscal 2027. The Company expects to incur approximately $4 million of total restructuring costs related to involuntary severance costs, with the remainder being incurred during the first half of fiscal 2027.
A summary of the charges recognized in the consolidated statements of operations through the fourth quarter of fiscal 2026 resulting from these restructuring activities is shown below:

Successor
(in millions of U.S. Dollars)	Period from September 30, 2025 to June 28, 2026
Severance	3.0
Restructuring and other expenses	$3.0

A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the consolidated balance sheet as of June 28, 2026 follows:

	Successor
(in millions of U.S. Dollars)	As of September 30, 2025	Charges	Usage	June 28, 2026
Employee severance and benefit costs	$—	$3.0	$—	$3.0
Total	$—	$3.0	$—	$3.0

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
Changes to Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of June 28, 2026.

The effectiveness of our internal control over financial reporting as of June 28, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 28, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information called for in Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of stockholders (the "2026 Proxy Statement"), which will be filed with the SEC within 120 days after the end of fiscal 2026.
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

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
(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date

2.1^	Asset Purchase Agreement, dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and Chili Acquisition, Inc., as amended		8-K	2.1	3/2/2021
2.2^	Asset Purchase Agreement, dated August 22, 2023, between Wolfspeed, Inc. and MACOM Technology Solutions Holdings Inc.		8-K/A	2.1	8/28/2023
2.3	Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate		8-K	2.2	9/10/2025
3.1	Certificate of Incorporation of Wolfspeed, Inc.		8-A	3.1	9/26/2025
3.2	Bylaws of Wolfspeed, Inc.		8-A	3.2	9/26/2025
4.1	Description of the Registered Securities	X
4.2**	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.1	9/30/2025
4.3	Form of Senior Secured Note due 2030 (included as Exhibit A to Exhibit 4.2)		8-K	4.2	9/30/2025
4.4**	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time, and U.S. Bank Trust Company, National Association		8-K	4.3	9/30/2025
4.5	Form of 7.0%/12.00% Second Lien Senior Secured PIK Toggle Notes due 2031 (included as Exhibit A to Exhibit 4.4)		8-K	4.4	9/30/2025
4.6**	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.5	9/30/2025
4.7	Form of 2.5% Convertible Second Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.6)		8-K	4.6	9/30/2025
4.8**	Indenture, dated as of September 29, 2025, by and among Wolfspeed, Inc., the Subsidiary Guarantors part thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.7	9/30/2025
4.9	Form of 3.5% Convertible Second Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.8)		8-K	4.8	9/30/2025
4.10	Form of Pre-Funded Warrant		8-K	4.1	3/19/2026
4.11**	Indenture, dated as of March 26, 2026, by and among Wolfspeed, Inc., the Subsidiary Guarantor party thereto from time to time and U.S. Bank Trust Company, National Association		8-K	4.1	3/26/2026
4.12	Form of 3.5% Convertible 1.5 Lien Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.11)		8-K	4.2	3/26/2026
4.13	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.3	3/26/2026

4.14	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.4	3/26/2026
4.15	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.5	3/26/2026
4.16	First Supplemental Indenture, dated as of March 26, 2026, among Wolfspeed, Inc., the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association		8-K	4.6	3/26/2026
10.1	Warrant, dated September 29, 2025, by and between Wolfspeed, Inc. and Renesas Electronics America Inc.		8-K	10.1	9/30/2025
10.2	Investor Rights and Disposition Agreement, dated September 29, 2025, by and between Wolfspeed, Inc. and Renesas Electronics America Inc		8-K	10.2	9/30/2025
10.3	Registration Rights Agreement, dated September 29, 2025, by and between Wolfspeed, Inc. and the holders party thereto		8-K	10.3	9/30/2025
10.4	Form of Securities Purchase Agreement, dated March 19, 2026, by and among the Wolfspeed, Inc. and the Investors party thereto		8-K	10.1	3/19/2026
10.5	Form of Registration Rights Agreement		8-K	10.2	3/19/2026
10.6	Form of Note Subscription Agreement, dated March 19, 2026, by and among the Wolfspeed, Inc., Wolfspeed Texas, LLC and the Investor parties thereto		8-K	10.3	3/19/2026
10.7*	2025 Long-Term Incentive Compensation Plan		8-K	10.4	9/30/2025
10.8	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Long-Term Incentive Compensation Plan		10-Q	10.9	2/6/2026
10.9*	2025 Management Incentive Compensation Plan		8-K	.5	9/30/2025
10.10*	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan		8-K	10.4	12/15/2025
10.11*†	Form of Performance Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan		8-K	10.5	12/15/2025
10.12	Form of Restricted Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan for Non-Employee Directors		10-Q	10.8	2/6/2026
10.13*	Wolfspeed Severance Plan - Senior Leadership Team, Plan Document and Summary Plan Description, as amended and restated		10-K	10.22	8/22/2024
10.14*	Form of Participation Agreement Under Wolfspeed Severance Plan - Senior Leadership Team	X
10.15*	Employment Agreement, dated March 27, 2025, between Wolfspeed, Inc. and Robert Feurle		8-K	10.1	3/27/2025
10.16*	First Amendment to Employment Agreement, dated December 12, 2025, between Wolfspeed, Inc. and Robert Feurle		8-K	10.1	12/15/2025
10.17*	Employment Agreement, dated May 22, 2025, between Wolfspeed, Inc. and David Emerson		8-K	10.1	5/23/2025
10.18*	First Amendment to Employment Agreement, dated December 12, 2025, between Wolfspeed, Inc. and David Emerson, Ph.D.		8-K	10.3	12/15/2025
10.19*	Employment Agreement, dated January 14, 2026, between Wolfspeed, Inc. and Gregor van Issum		8-K	10.1	1/15/2026
10.20*	Retention Agreement with Kevin Speirits effective May 23, 2025		8-K	10.1	5/28/2025
10.21*	Separation and General Release Agreement, dated August 14, 2026, between Wolfspeed, Inc. and Kevin Speirits	X
10.22*	Wolfspeed Bonus Plan for Fiscal Year 2026	X
10.23	Form of Wolfspeed, Inc. Indemnification Agreement		10-Q	10.6	11/7/2025
10.24**	Restructuring Support Agreement, dated as of June 22, 2025, by and among Wolfspeed, Inc., Wolfspeed Texas LLC, the Consenting Noteholders and Renesas		8-K	10.1	6/23/2025

10.25**	Rights Offering Backstop Commitment Agreement, dated as of June 22, 2025, by and among Wolfspeed, Inc., Wolfspeed Texas LLC, and the Commitment Parties		8-K	10.2	6/23/2025
19.1	Securities Trading Policy	X
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP (Predecessor)	X
23.2	Consent of PricewaterhouseCoopers LLP (Successor)	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Wolfspeed, Inc. Compensation Recovery Policy		10-K	97.1	8/22/2024
101	The following materials from Wolfspeed, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders' Equity; and (vi) Notes to Consolidated Financial Statements	X
104	The cover page from the Wolfspeed, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 2026 formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a copy of all omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon its request.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential. The registrant under undertakes to furnish an unredacted copy of the exhibits to the U.S. Securities and Exchange Commission upon its request.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the registrant treats as private or confidential. The registrant undertakes to furnish an unredacted copy of the exhibit to the U.S. Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFSPEED, INC.
Date:	August 20, 2026

By:	/s/ Robert Feurle
Robert Feurle
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FEURLE	Chief Executive Officer	August 20, 2026
Robert Feurle	(Principal Executive Officer and Director)

/s/ GREGOR van ISSUM	Chief Financial Officer	August 20, 2026
Gregor van Issum	(Principal Financial and Principal Accounting Officer)

/s/ ANTHONY M. ABATE	Chairman and Director	August 20, 2026
Anthony M. Abate

/s/ MICHAEL BOKAN	Director	August 20, 2026
Michael Bokan

/s/ ARIS BOLISAY	Director	August 20, 2026
Aris Bolisay

/s/ HONG Q. HOU	Director	August 20, 2026
Hong Q. Hou

/s/ MARK JENSEN	Director	August 20, 2026
Mark Jensen

/s/ ANDY MATTES	Director	August 20, 2026
Andy Mattes

/s/ ERIC MUSSER	Director	August 20, 2026
Eric Musser

/s/ PAUL V. WALSH JR.	Director	August 20, 2026
Paul V. Walsh, Jr.