Form 10-Q
period 2026-09-27
WOLFSPEED, INC.
filed 2026-11-05
CIK 895419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
or
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
Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.00125 per share, as of October 30, 2026, was 53,581,878.

WOLFSPEED, INC.
FORM 10-Q
For the Quarterly Period Ended September 27, 2026

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Successor as of	Successor as of
(in millions of U.S. Dollars, except share data in thousands)	September 27, 2026	June 28, 2026
Assets
Current assets:
Cash and cash equivalents	$411.3	$576.3
Short-term investments	583.8	512.3
Total cash, cash equivalents and short-term investments	995.1	1,088.6
Accounts receivable, net	109.3	98.2
Inventories, net	203.5	234.2
Prepaid expenses	38.4	38.8
Investment tax credit receivable	84.4	84.4
Other current assets	49.0	45.2
Total current assets	1,479.7	1,589.4
Property and equipment, net	695.3	691.4
Intangible assets, net	376.4	392.2
Long-term investment tax credit receivable	112.2	116.5
Other assets	211.9	215.4
Total assets	$2,875.5	$3,004.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$108.7	$118.5
Contract liabilities and distributor-related reserves	58.6	61.1
Income taxes payable	0.6	0.7
Finance lease liabilities	0.1	0.2
Other current liabilities	70.5	51.1
Total current liabilities	238.5	231.6
Long-term liabilities:
Long-term debt	930.3	931.0
Convertible notes, net	750.3	756.5
Finance lease liabilities - long-term	1.9	1.9
Other long-term liabilities	150.5	153.7
Total liabilities	2,071.5	2,074.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.00125 and $0.01; 100,000 shares authorized at September 27, 2026 and June 28, 2026, respectively; none issued and outstanding	—	—
Common stock, par value $0.00125; 350,000 shares authorized at September 27, 2026 and June 28, 2026, respectively; 53,021 and 52,162 shares issued and outstanding at September 27, 2026 and June 28, 2026, respectively	0.1	0.1
Additional paid-in-capital	1,364.9	1,345.9
Accumulated other comprehensive loss	(1.4)	—
Accumulated deficit	(559.6)	(415.8)
Total stockholders' equity	804.0	930.2
Total liabilities and stockholders’ equity	$2,875.5	$3,004.9
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three months ended	Three months ended
(in millions of U.S. Dollars, except share data)	September 27, 2026	September 28, 2025
Revenue, net	$155.0	$196.8
Cost of revenue, net	189.0	273.9
Gross loss	(34.0)	(77.1)
Operating expenses:
Research and development	27.8	31.7
Sales, general and administrative	39.9	37.9
Gain on sale of property and equipment	(3.2)	(5.7)
Restructuring and other expenses	14.3	20.4
Total operating expense	78.8	84.3
Operating loss	(112.8)	(161.4)
Reorganization items, net	—	503.8
Interest expense, net	40.0	0.7
Non-operating income, net	(9.1)	(22.4)
Loss before income taxes	(143.7)	(643.5)
Income tax expense	0.1	0.1
Net loss	($143.8)	($643.6)

Basic and diluted loss per share
Net loss	($2.61)	($4.12)

Weighted average shares (in thousands)
Basic and diluted	55,000	156,185
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor	Predecessor
	Three months ended	Three months ended
(in millions of U.S. Dollars)	September 27, 2026	September 28, 2025
Net loss	($143.8)	($643.6)
Other comprehensive loss:
Net unrealized (loss) gain on available-for-sale securities	(1.4)	0.8
Comprehensive loss	(145.2)	(642.8)

The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Successor:	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) income	Total Stockholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 28, 2026 (Successor)	52,162	$0.1	$1,345.9	($415.8)	$—	$930.2
Net loss	—	—	—	(143.8)	—	(143.8)
Net unrealized loss on available-for-sale securities	—	—	—	—	(1.4)	(1.4)
Tax withholding on vested equity awards	—	—	(0.9)	—	—	(0.9)
Conversion of convertible notes	818	—	9.8	—	—	9.8
Stock-based compensation	41	—	10.1	—	—	10.1
Balance at September 27, 2026 (Successor)	53,021	$0.1	$1,364.9	($559.6)	($1.4)	$804.0
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Predecessor:	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in millions of U.S. Dollars, except share data in thousands)	Number of Shares	Par Value
Balance at June 29, 2025 (Predecessor)	155,643	$0.2	$4,094.1	($4,537.6)	($3.8)	($447.1)
Net loss	—	—	—	(643.6)	—	(643.6)
Net unrealized gain on available-for-sale securities	—	—	—	—	0.8	0.8
Tax withholding on vested equity awards	(382)	—	(0.6)	—	—	(0.6)
Stock-based compensation	1,218	—	10.1	—	—	10.1
Balance at September 28, 2025 (Predecessor)	156,479	$0.2	$4,103.6	($5,181.2)	($3.0)	($1,080.4)
The accompanying notes are an integral part of the consolidated financial statements

WOLFSPEED, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Three months ended September 27, 2026	Three months ended September 28, 2025
(in millions of U.S. Dollars)
Operating activities:
Net loss	($143.8)	($643.6)
Adjustments to reconcile net loss to cash (used in) provided by operating activities from continuing operations:
Non-cash reorganization items	—	475.7
Depreciation and amortization	29.2	69.3
Gain on sale of property and equipment	(3.2)	(5.7)
Gain on RTP Fab Transfer	—	(25.4)
Amortization and write-off of deferred financing costs	2.9	—
Stock-based compensation	10.3	13.6
Loss on equity investment	—	10.9
Inventory reserves	6.1	29.0
(Gain) loss on disposal or impairment of property and equipment	(0.2)	0.2
Amortization of premium on investments, net	(1.4)	(1.2)
Deferred income taxes	0.2	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11.1)	23.2
Inventories	24.5	0.7
Prepaid expenses and other assets	0.2	42.2
Accounts payable	3.7	22.4
Accrued salaries, wages and other liabilities	0.9	(28.4)
Contract liabilities and distributor-related reserves	(2.5)	22.8
Cash (used in) provided by operating activities	(84.2)	5.7
Investing activities:
Purchases of property and equipment	(10.6)	(104.0)
Purchases of patent and licensing rights	(1.8)	(1.4)
Proceeds from sale of property and equipment	3.7	13.9
Proceeds from sale of MACOM Shares	—	92.7
Purchases of short-term investments	(257.1)	(83.4)
Proceeds from maturities of short-term investments	177.7	151.8
Proceeds from sale of short-term investments	7.9	67.2
Reimbursement of capital expenditures from incentives and investment credits	0.1	0.1
Cash (used in) provided by investing activities	(80.1)	136.9
Financing activities:
Payments of deferred financing costs	(0.2)	—
Adequate protection payments on Prior Senior Secured Notes	—	(38.4)
Tax withholding on vested equity awards	(0.9)	(0.6)
Payments on long-term debt borrowings, including finance lease obligations	(0.1)	—
Cash used in financing activities	(1.2)	(39.0)
Effects of foreign exchange changes on cash and cash equivalents	0.5	0.8
Net change in cash, cash equivalents and restricted cash	(165.0)	104.4
Cash, cash equivalents and restricted cash, beginning of period	576.3	467.2
Cash, cash equivalents and restricted cash, end of period	$411.3	$571.6
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
Upon the Company’s emergence from the Chapter 11 Cases (as defined below) on September 29, 2025, the first day of the second quarter of fiscal 2026 (the "Effective Date"), the Company adopted fresh start accounting, which resulted in a new basis of accounting, and the Company becoming a new entity for financial reporting purposes. References to “Successor” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of the Company on or before the Effective Date.
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
Basis of Presentation
The consolidated financial statements presented herein have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to fairly state the consolidated financial position, results of operations, comprehensive loss, stockholders' equity and cash flows at September 27, 2026, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. The consolidated balance sheet at June 28, 2026 has been derived from the audited financial statements as of that date.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026 (the "2026 Form 10-K"). The results of operations for the three months ended September 27, 2026, are not necessarily indicative of the operating results that may be attained for the entire fiscal year ending June 27, 2027 ("fiscal 2027").
Summary of Significant Accounting Policies
There were no material changes to the Company's significant accounting policies during the three months ended September 27, 2026, compared to the significant accounting policies described in the 2026 Form 10-K.
Chapter 11 Cases
As previously disclosed, on June 30, 2025 (the “Petition Date”), the Company and its wholly owned subsidiary, Wolfspeed Texas LLC ("Wolfspeed Texas," and together with the Company, the “Debtors”), voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).
The filings in the Chapter 11 Cases, including the Plan and the Disclosure Statement filed on June 30, 2025, were intended to facilitate a comprehensive balance sheet restructuring pursuant to a Restructuring Support Agreement executed on June 22, 2025, with key stakeholders, including (i) holders of more than 97% of the Company’s Senior Secured Notes due 2030 (the "Prior Senior Secured Notes"), (ii) holders of more than 67% of the Company’s outstanding 1.75% Convertible Senior Notes due 2026, 0.25% Convertible Senior Notes due 2028, and 1.875% Convertible Senior Notes due 2029, and (iii) Renesas Electronics America Inc. (“Renesas”).

On September 8, 2025, the Bankruptcy Court entered the Order (I) Approving the Disclosure Statement, (II) Confirming Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (III) Approving Entry into the Backstop Agreement (Docket No. 285), which, among other things, confirmed the Plan.
On the Effective Date, the Company emerged from the Chapter 11 Cases as all the material conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and after the Effective Date the Company was no longer a debtor-in-possession.
Debtor-In-Possession
During the period between the Petition Date and the Effective Date, the Company applied Accounting Standards Codification ("ASC") Topic 852: Reorganizations ("ASC 852") in preparing the unaudited consolidated financial statements and was a debtor-in-possession.
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
Reorganization Items, Net
ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including professional fees, valuation adjustments to allowed claims, gains on liabilities subject to compromise, and fair value adjustments related to the adoption of fresh start accounting were recorded as "Reorganization items, net", within the Company's accompanying unaudited consolidated statements of operations for the three months ended September 28, 2025.
Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Consolidated Statements of Operations. The table below presents the reorganization items as a result of the Chapter 11 Cases during the periods presented:

Predecessor
(in millions of U.S. dollars)	Three Months Ended September 28, 2025
Allowed claims adjustments(1)	$475.7
Professional fees	28.1
Reorganization items, net	$503.8
(1) For the three months ended September 28, 2025, the Plan and related disclosure statement were filed with the Bankruptcy Court, which included, among other things, the estimated allowed claims with respect to outstanding debt obligations. As a result, the unsecured and potentially undersecured debt obligations as of September 28, 2025 were adjusted to equal the expected amount of the allowed claim as detailed in the Plan, resulting in an adjustment of approximately $437.3 million to Liabilities subject to compromise and a corresponding expense recognized within Reorganization items, net in the Consolidated Statements of Operations. Additionally, adequate protection payments were $38.4 million and recognized as a reduction to the carrying amount of the Prior Senior Secured Notes. Concurrently, as a result of adjusting to the estimated allowed claim amount for the corresponding debt instruments, a charge was recognized within Reorganization items, net. Please refer to Note 9, "Long-term Debt," for additional information.

Fresh Start Accounting
The Company adopted fresh-start accounting upon emergence from the Chapter 11 Cases on the Effective Date. For a complete description of the reorganization and fresh-start adjustments, see Note 3, "Emergence from Voluntary Reorganization under Chapter 11," and Note 4, "Fresh Start Accounting," to the audited financial statements included in the 2026 Form 10-K.
Liquidity
As described above, as of the Effective Date, the Company emerged from the Chapter 11 Cases and continues to operate as a viable going concern. The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities in the normal course of business for twelve months following the date of this filing. Upon emergence from the Chapter 11 Cases, the Company significantly improved its liquidity position through a comprehensive restructuring of its capital structure. As part of the

Plan, the Company issued the new debt and equity described in Note 9, "Long-term Debt," which resulted in a reduction of the total debt by approximately 70% compared to the pre-emergence levels. The Company had $995.1 million of cash, cash equivalents and short term investments as of September 27, 2026; under the terms of the New Senior Secured Notes (as defined below), the Company is required to have a minimum cash balance of $350.0 million as of the last day of any calendar month.
The Company has assessed the impact of the current demand environment for its products and its cost structure on the Company's liquidity requirements over the next 12 months. Based on such evaluation, the Company has concluded that the Company will have sufficient liquidity to meet its future cash needs with cash, cash equivalents and short-term investments and cash flows from operations for at least one year after the issuance date of the financial statements, as the restructuring of its debt significantly reduced the amount of outstanding debt and ongoing interest payments, and the restructuring of its operations has further optimized its cost structure.
Segment Information
The Company has one reportable segment representing the entity as a whole, aligning with the Company's organizational structure and with the way the Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, makes operating decisions, allocates resources, and manages the growth and profitability of the Company.
The CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Net income is also used to monitor budget versus actual results, forecasted information and in competitive analysis. The CODM regularly reviews income and expense items at the consolidated company (reporting segment) level and uses net income to evaluate whether and how to reinvest profits into the entity’s operations, stockholder return, acquisitions or otherwise. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are "Restructuring and other expenses", "Interest expense, net", "Non-operating income, net" and "Income tax expense". These income and expense items are included on the Consolidated Statements of Operations and in the Company's notes to the Consolidated Financial Statements. The CODM reviews segment assets at the same level or category as presented on the consolidated balance sheet.
Financial Statement Details
Inventories

	Successor
(in millions of U.S. Dollars)	September 27, 2026	June 28, 2026
Raw material	$125.9	$126.1
Work-in-progress	70.1	105.7
Finished goods	7.5	2.4
Inventories, net	$203.5	$234.2
Cost of revenue, net included inventory write-downs of approximately $6.1 million during the three months ended September 27, 2026, primarily related to a gross increase of new reserves. Cost of revenue, net included inventory write-downs of approximately $29.0 million during the three months ended September 28, 2025, primarily related to increases in specific reserves related to obsolete, customer-specific inventory the Company no longer intends to use.
Other Current Assets

	Successor
(in millions of U.S. Dollars)	September 27, 2026	June 28, 2026
Short-term spares	$26.1	$20.9
Insurance deposit	3.3	5.3
Accrued interest receivable	5.1	4.8
Reimbursement receivable on property taxes	5.4	3.5
Assets held for sale	1.2	1.7
Other	7.9	9.0
Other current assets	$49.0	$45.2

Investment Tax Credit Receivable
The Company is generally eligible for the Advanced Manufacturing Investment Credit ("AMIC"). The AMIC is a refundable federal tax credit provided under Section 48D of the Internal Revenue Code of 1986, as amended (the "Code"), which was enacted by the CHIPS and Science Act of 2022 (the "CHIPS Act"). During fiscal 2026, the Company received $698.6 million in cash tax refunds related to fiscal 2025. As of September 27, 2026, the Company has recorded a short-term and long-term receivable of $84.4 million and $112.2 million, respectively.
Other Assets

	Successor
(in millions of U.S. Dollars)	September 27, 2026	June 28, 2026
Right-of-use assets	$94.6	$96.8
Long-term advances to suppliers	70.0	65.8
Long-term deposits	24.3	24.3
Long-term spares	15.0	19.3
Cloud computing assets, net	2.1	3.1
Other	5.9	6.1
Other assets	$211.9	$215.4
Accounts Payable and Accrued Expenses

	Successor
(in millions of U.S. Dollars)	September 27, 2026	June 28, 2026
Accounts payable, trade	$22.7	$17.4
Accrued property and equipment	11.1	10.1
Accrued salaries and wages	39.3	53.8
Accrued expenses	35.6	37.2
Accounts payable and accrued expenses	$108.7	$118.5
Other Current Liabilities

	Successor
(in millions of U.S. Dollars)	September 27, 2026	June 28, 2026
Supply contract renegotiation fees	$11.8	$—
Accrued interest	10.7	6.0
RF supply agreement liabilities(1)	10.9	12.6
Accrued property taxes	10.1	6.6
Short-term unfavorable supply agreement	6.2	7.7
Short-term lease liabilities	6.5	7.4
Other	14.3	10.8
Other current liabilities	$70.5	$51.1
(1): Refer to Note 2, "Discontinued Operations," to the consolidated financial statements included herein for additional information.

Other Long-term Liabilities

	Successor
(in millions of U.S. Dollars)	September 27, 2026	June 28, 2026
Long-term lease liabilities	$97.5	$99.2
Long-term RF supply agreement liabilities(1)	45.8	47.0
Long-term customer deposits	4.3	4.3
Other	2.9	3.2
Other long-term liabilities	$150.5	$153.7
(1): Refer to Note 2, "Discontinued Operations," to the consolidated financial statements included herein for additional information.
Gain on Sale of Property and Equipment
During the three months ended September 27, 2026 and September 28, 2025 the Company recognized a gain of $3.2 million and $5.7 million, respectively, primarily from certain equipment sales to customers for equipment that the Company no longer intended to use.
Restructuring and Other Expenses

	Successor	Predecessor
	Three months ended	Three months ended
(in millions of U.S. Dollars)	September 27, 2026	September 28, 2025
Idle facility costs	$4.0	$—
Restructuring and other exit costs	1.3	3.7
Project, transformation and transaction costs	5.2	13.8
Amortization of fresh start accounting and acquisition-related intangibles	4.0	—
Other	(0.2)	2.9
Restructuring and other expenses	$14.3	$20.4
Non-Operating Income, net

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Interest income	($9.3)	($8.9)
Gain on RTP Fab Transfer	—	(25.4)
Realized loss on MACOM Shares	—	10.9
Other, net	0.2	1.0
Non-operating income, net	($9.1)	($22.4)

Statements of Cash Flows - Non-Cash Activities

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Decrease in property, plant and equipment from investment tax credit receivables	$4.2	$76.8
Conversion of convertible notes	9.8	—
Lease asset and liability additions	—	19.1
Lease asset and liability modifications, net	—	(0.2)
Lease termination	(0.2)	(0.1)
Increase (decrease) in accrued property, plant and equipment	1.0	(82.4)
Accounting Pronouncements Pending Adoption
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, to require additional disclosures of certain amounts included in the expense captions presented on the Statements of Operations as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
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
In connection with the divestiture of the RF Business, MACOM was entitled to assume control of the Company’s 100mm gallium nitride ("GaN") wafer fabrication facility in Research Triangle Park, North Carolina (the "RTP Fab") approximately two years following the RF Closing (the "RTP Fab Transfer"). On July 25, 2025, the Company and MACOM completed the RTP Fab Transfer, as contemplated by the RF Purchase Agreement, and MACOM assumed control of the RTP Fab. At such time, the transfer restrictions and risk of forfeiture for the MACOM Shares lapsed and the Master Supply Agreement between the parties (the "RF Master Supply Agreement") terminated pursuant to its terms. Additionally, the Company derecognized assets and liabilities related to the remaining rights and obligations under the RF Master Supply Agreement. In connection with the RTP Fab Transfer, the Company recognized a gain of $25.4 million within "Non-operating income, net" during the three months ended September 28, 2025. In connection with the RTP Fab Transfer, the Long-term Epi Supply Agreement between the parties commenced. At the time of the divestiture, the Company recorded a liability for the Long-term Epi Supply Agreement of $58.0 million, which was remeasured to $72.4 million upon the adoption of fresh start accounting. The amounts outstanding under the Long-term Epi Supply Agreement were $56.7 million and $59.6 million as of September 27, 2026 and June 28, 2026, respectively. The decrease in the balance of the liability was recognized as revenue in the Consolidated Statements of Operations. The supply agreement liability is recognized in Other current liabilities and other long-term liabilities on the consolidated balance sheets.
On September 8, 2025, the Company completed the sale of the MACOM Shares received in connection with the sale of the RF Business for $91.1 million, net of transaction costs, of which approximately $30.3 million was distributed to holders of the Prior Senior Secured Notes upon emergence from the Chapter 11 Cases.

Note 3 – Revenue Recognition
Contract liabilities and distributor-related reserves were $62.9 million as of September 27, 2026 and $65.4 million as of June 28, 2026. Contract liabilities are recorded within Contract liabilities and distributor-related reserves and Other long-term liabilities on the consolidated balance sheets.
For the three months ended September 27, 2026 and September 28, 2025, the Company recognized $5.8 million and $1.2 million, respectively, in revenue from contract liability balances.
Product Line Revenue
The Company's continuing operations sell products from within two product lines: Power Products and silicon carbide and GaN materials ("Materials Products"). Revenue from these two product lines is as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Power Products	$116.8	$131.8
Materials Products	38.2	65.0
Total	$155.0	$196.8

Geographic Information
The Company conducts business in several geographic areas. Revenue is attributed to a particular geographic region based on the shipping address for the products. Disaggregated continuing operations revenue from external customers by geographic area is as follows:

	Successor		Predecessor
	Three months ended September 27, 2026		Three months ended September 28, 2025
(in millions of U.S. Dollars)	Revenue	% of Revenue	Revenue	% of Revenue
United States	$35.7	23.0%	$44.9	22.8%
China(1)	51.0	32.9%	44.0	22.4%
Europe	30.6	19.7%	36.3	18.4%
Asia Pacific(2)	28.4	18.3%	49.1	24.9%
Singapore	3.4	2.2%	7.6	3.9%
Japan	5.7	3.7%	13.3	6.8%
Other	0.2	0.2%	1.6	0.8%
Total	$155.0		$196.8
(1) Includes Mainland China and the Hong Kong Special Administrative Region.
(2) Excluding China, Japan and Singapore.

Note 4 – Leases
Balance Sheet
Lease assets and liabilities are as follows:

(in millions of U.S. Dollars)	Successor
Operating Leases:	September 27, 2026	June 28, 2026
Right-of-use asset (1)	$94.6	$96.8

Current lease liability (2)	6.5	7.4
Non-current lease liability (3)	97.5	99.2
Total operating lease liabilities	$104.0	$106.6

Finance Leases:
Finance lease assets (4)	$1.9	$2.1

Current portion of finance lease liabilities(5)	0.1	0.2
Finance lease liabilities, less current portion(6)	1.9	1.9
Total finance lease liabilities	$2.0	$2.1
(1) Within other assets on the consolidated balance sheets.
(2) Within other current liabilities on the consolidated balance sheets.
(3) Within other long-term liabilities on the consolidated balance sheets.
(4) Within property and equipment, net on the consolidated balance sheets.
(5) Within finance lease liabilities on the consolidated balance sheets.
(6) Within finance lease liabilities - long term on the consolidated balance sheets.

Statements of Operations

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Operating lease expense	$5.0	$4.3
Finance lease amortization	0.1	0.2
Interest expense for finance leases was immaterial for all periods presented.
Cash Flows
Cash flow information consisted of the following (1):

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Cash (used in) provided by operating activities from continuing operations:
Cash paid for operating leases	($4.8)	($4.1)
Cash paid for interest portion of financing leases	(0.1)	(0.1)
Cash used in financing activities:
Cash paid for principal portion of finance leases	(0.1)	(0.1)
(1) See Note 1, "Basis of Presentation and New Accounting Standards," for non-cash activities related to leases.

Lease Liability Maturities
Maturities of operating and finance lease liabilities as of September 27, 2026 were as follows:

(in millions of U.S. Dollars)	Successor
Fiscal Year Ending	Operating Leases	Finance Leases	Total
June 27, 2027 (remainder of fiscal 2027)	$13.6	$0.3	$13.9
June 25, 2028	18.0	0.3	18.3
June 24, 2029	17.3	0.3	17.6
June 30, 2030	16.0	0.2	16.2
June 29, 2031	15.5	0.3	15.8
Thereafter	115.2	13.3	128.5
Total lease payments	195.6	14.7	210.3
Imputed lease interest	(91.6)	(12.7)	(104.3)
Total lease liabilities	$104.0	$2.0	$106.0
Supplemental Disclosures
Remaining weighted average lease terms and discount rate operating and finance lease liabilities as of September 27, 2026 were as follows:

	Successor
	Operating Leases	Finance Leases
Weighted average remaining lease term (in months) (1)	140	472
Weighted average discount rate (2)	11.79%	13.87%
(1) Weighted average remaining lease term of finance leases without the 49-year ground lease is 24 months.
(2) Weighted average discount rate of finance leases without the 49-year ground lease is 10.32%.
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
On November 15, 2024, the Company and certain of its former executive officers were named as defendants (“Defendants”) in a securities class action lawsuit captioned Gary Zagami v Wolfspeed, Inc., et al., Case No. 6:24-cv-01395, which was filed in the United States District Court for the Northern District of New York. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between August 16, 2023 and November 6, 2024 in connection with the operational status, profitability, and growth potential of the Mohawk Valley fabrication facility, among other things. The complaint seeks unspecified compensatory damages and other relief. On January 8, 2025 and January 13, 2025, respectively, stockholders filed two additional lawsuits regarding the same matters and against the same Defendants—Maizner v. Wolfspeed, Inc., et al. (No. 6:25-cv-00046) and Ferreira v. Wolfspeed, Inc., et al. (No. 6:25-CV-00062)—in the U.S. District Court for the Northern District of New York, which consolidated the Zagami, Maizner, and Ferreira actions and appointed co-lead plaintiffs and co-lead counsel on February 24, 2025. Co-lead plaintiffs filed an amended complaint on May 5, 2025. The action was subsequently transferred from the U.S. District Court for the Northern District of New York to the Middle District of North Carolina. Defendants moved to dismiss the amended complaint on February 20, 2026. Briefing concluded on June 5, 2026, and the court held oral arguments on July 20, 2026. On August 12, 2026, the District Judge granted Defendants' motion to dismiss without prejudice and entered judgment dismissing the amended complaint in its entirety. On September 11, 2026, co-lead plaintiffs filed a notice of appeal from the district court's August 12, 2026 judgment. On October 14, 2026, Defendants filed a motion for extension of the briefing schedule, which was granted. The plaintiffs' opening brief will be due on December 9, 2026 with Defendants' response due February 8, 2027.

The Company intends to vigorously defend against the claims in the above-referenced class action.
The Company is also pursuing claims for damages arising from alleged patent infringement, including the case described below.
The Company filed a complaint for patent infringement against Navitas Semiconductor Corp., Navitas Semiconductor Ireland, LLC, GeneSic Semiconductor LLC, and Navitas Semiconductor USA, Inc. (collectively, "Navitas") on July 7, 2026 in the United States District Court for the District of Delaware. The complaint seeks injunctive relief and damages for infringement of five U.S. patents owned by the Company (U.S. Patent No. 8,169,005, U.S. Patent No. 10,998,418, U.S. Patent No. 10,886,396, U.S. Patent No. 10,749,443 and U.S. Patent No. 11,888,392) by Navitas' GaN-based FET products and SiC-based products. On August 28, 2026, Navitas filed a motion to dismiss the case for failure to state a claim. On September 9, 2026, Navitas filed a motion to transfer the case to the United States District Court for the Central District of California. On September 18, 2026, in response to the motion to dismiss, the Company filed an amended complaint, making Navitas' motion to dismiss moot. On September 23, 2026, the Company filed a brief in opposition to Navitas' motion to transfer, and Navitas filed a reply to Wolfspeed’s opposition response on September 30. On October 9, 2026, Navitas again filed a motion to dismiss, and Wolfspeed responded in opposition to the motion to dismiss on October 23, 2026 to which Navitas’ filed a reply on October 30, 2026. On October 16, 2026, Navitas filed three petitions for reexamination in the United States Patent and Trademark Office (“USPTO”) seeking the USPTO to reexamine the subject ‘005, ‘396 and ‘392 patents. On October 19, 2026, Navitas filed two petitions for reexamination on the remaining ‘443 and ‘418 patents. On October 27, 2026, Navitas filed a motion to stay the litigation pending the outcomes of the reexaminations. While management believes the claims have merit, the outcome of these matters is inherently uncertain. Therefore, no amounts related to potential recoveries have been reflected in the consolidated financial statements
Supply Commitments and Capacity Deposits
From time to time, the Company may enter into agreements with its suppliers which require the Company to commit to a minimum of product purchases or make capacity reservation deposits.
In fiscal 2023, the Company entered into an agreement with a supplier which required a minimum commitment of product purchases on a take-or-pay basis of $200.0 million over the life of the contract. During the first quarter of fiscal 2027, the Company entered into a second amendment to the agreement to extend the term of the contract through December 31, 2030, resulting in a minimum contract commitment of $234.4 million. During the three months ended September 27, 2026 and September 28, 2025, the Company purchased $5.6 million and $4.4 million, respectively, of product under this agreement. As of September 27, 2026, the remaining minimum annual future contract commitments for the remainder of 2026, 2027, 2028, 2029 and 2030 are $8.3 million, $23.2 million, $29.0 million, $36.0 million and $40.0 million, respectively.
In addition, the Company paid quarterly capacity reservation deposits through the second quarter of fiscal 2026. The capacity reservation deposits totaled $60.0 million and are refundable through credits on future product purchases. As of September 27, 2026, the Company has paid the full $60.0 million in connection with the agreement, $36.6 million of which remains in prepaid expenses and other long-term assets on the consolidated balance sheet.
In fiscal 2024, the Company entered into an agreement with another supplier which requires a minimum commitment of product purchases on a take-or-pay basis of $86.4 million over the life of the contract. During the first quarter of fiscal 2027, the Company amended the agreement to extend the term of the contract through December 2032, resulting in a minimum take-or-pay purchase commitment of $41.4 million due through December 2032. During the three months ended September 27, 2026 and the three months ended September 28, 2025, the Company purchased $4.8 million and $7.2 million, respectively, of product under this agreement which satisfied the minimum future product purchases for the periods. Minimum future product purchases for the remainder of 2026, 2027, 2028, 2029, 2030 and thereafter are $6.0 million, $10.8 million, $9.0 million, $5.4 million, $1.8 million and $3.6 million, respectively.
The Company is also required to purchase electricity for its facilities in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $53.1 million over the next 3 years and approximately $21.6 million over the next 7 years.
The Company has entered into an agreement with a supplier for equipment that has not yet been delivered or accepted by the Company.  While the Company has not accepted delivery of the equipment and, therefore, the arrangement has not commenced as a lease under ASC 842, the Company is contractually obligated to make monthly payments of $0.2 million for the next 178 months.
The Company reviews the terms of all its long-term supply agreements and assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or net realizable value adjustments that will not be recovered by future sales prices and the recoverability of assets related to capacity deposits, as necessary.

Note 6 – Investments

	Successor
(in millions of U.S. Dollars)	September 27, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$245.3	$—	$(1.0)	$244.3
U.S. treasury securities	220.4	—	(0.7)	219.7
Municipal bonds	82.7	—	(0.3)	82.4
Certificates of deposit	18.7	—	—	18.7
Commercial paper	18.7	—	—	18.7
Total short-term investments	$585.8	$—	($2.0)	$583.8
All short-term investments are classified as available-for-sale. No allowance for credit losses was recorded as of September 27, 2026.

	Successor
	June 28, 2026
(in millions of U.S. Dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$210.3	$—	($0.4)	$209.9
U.S. treasury securities	185.3	—	(0.2)	185.1
Municipal bonds	86.6	0.1	(0.1)	86.6
Certificates of deposit	20.2	—	—	20.2
Commercial paper	10.5	—	—	10.5
Total short-term investments	$512.9	$0.1	($0.7)	$512.3
All short-term investments are classified as available-for-sale. No allowance for credit losses was recorded as of June 28, 2026.
The contractual maturities of short-term investments as of September 27, 2026 were as follows:

	Successor
(in millions of U.S. Dollars)	Within One Year	After One, Within Five Years	After Ten Years	Total
Corporate bonds	$166.6	$77.7	$—	$244.3
U.S. treasury securities	182.0	37.7	—	219.7
Municipal bonds	63.7	18.7	—	82.4
Certificates of deposit	18.7	—	—	18.7
Commercial paper	18.7	—	—	18.7
Total short-term investments	$449.7	$134.1	$—	$583.8

Note 7 – Fair Value of Financial Instruments
The Company did not have any financial assets or liabilities requiring the use of Level 3 inputs as of September 27, 2026, except as noted in Note 9, "Long-term debt". There were no transfers between Level 1 and Level 2 during the three months ended September 27, 2026.
The following table sets forth financial instruments carried at fair value within the U.S. GAAP hierarchy:

	Estimated fair value
		Successor
(in millions of U.S. Dollars)	Fair value hierarchy	September 27, 2026	June 28, 2026
Assets:
Money market funds	1	$52.5	$63.5
U.S. treasury securities	1	219.7	220.9
Municipal bonds	2	83.0	89.0
Corporate bonds	2	244.3	209.9
Commercial paper	2	34.4	43.4
Certificates of deposit	2	$18.7	$20.2
Note 8 – Intangible Assets
The following table presents the components of intangible assets, net:

	Successor			Successor
	September 27, 2026			June 28, 2026
(in millions of U.S. Dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$120.0	($13.3)	$106.7	$120.0	($10.0)	$110.0
Developed technology	240.0	(41.7)	198.3	240.0	(31.3)	208.7
Trade name	28.0	(2.5)	25.5	28.0	(1.9)	26.1
Finite-lived intangible assets	$388.0	($57.5)	$330.5	$388.0	($43.2)	$344.8
Patent and licensing rights	62.7	(16.8)	45.9	60.9	(13.5)	47.4
Total intangible assets	$450.7	($74.3)	$376.4	$448.9	($56.7)	$392.2

Customer relationships, developed technology, and trade names are amortized over their useful lives, which generally range from 5 to 11 years. Patents are amortized using the straight-line method over their estimated period of benefit, which generally range from 0.5 to 23 years. Total intangible assets amortization expenses were $17.6 million for the three months ended September 27, 2026 and $1.0 million for the three months ended September 28, 2025.

Note 9 – Long-term Debt

As of September 27, 2026

(in millions of U.S. Dollars)	Maturity Date(1)	Effective Interest Rate	Initial Principal	Outstanding Principal as of June 28, 2026	Repayment of principal	Conversion to common stock(2)	Outstanding principal as of September 27, 2026	Unamortized premium/discount	Ending Balance	Equity component	Fair Value(4)
New Senior Secured Notes	6/23/2030	12.9%	$1,259.2	$635.9	$—	$—	$635.9	$56.3	$692.2	$—	$697.1
New 2L Non-Convertible Notes	6/15/2031	12.5%	296.4	296.4	—	—	$296.4	(58.3)	$238.1	—	254.5
New 2L Non-Renesas Convertible Notes(3)	6/15/2031	3.0%	331.4	267.1	—	(10.0)	$257.1	(5.2)	$251.9	131.0	570.7
New 2L Renesas Convertible Notes	6/15/2031	12.3%	203.6	203.6	—	—	$203.6	(71.3)	$132.3	87.9	328.9
1.5L Convertible Notes	3/15/2031	4.3%	379.0	379.0	—	—	$379.0	(12.9)	$366.1	—	631.6
			$2,469.6	$1,782.0	$—	($10.0)	$1,772.0	($91.4)	$1,680.6	$218.9	$2,482.8
(1)Each instrument is as defined in the Plan.
(2)On September 29, 2025, the Company issued the New 2L Non-Renesas Convertible Notes and New 2L Renesas Convertible Notes. The notes bear interest at 2.5% per annum on the outstanding principal, are secured, and are convertible into shares of common stock at a conversion price of $12.23 and $18.35 per share, respectively. During the three months ended September 27, 2026, $10.0 million of New 2L Non-Renesas Convertible Notes were converted into 0.8 million shares of common stock.
(3)ASC Topic 470: Debt (“ASC 470”) presumes that when a convertible debt instrument is issued at a substantial premium compared to the principal amount, the premium should be recognized in equity as paid-in-capital. The excess of the initial carrying amount over par of $168.8 million was recorded to additional paid-in-capital. Approximately 22.4% of the equity component is not related to the outstanding convertible notes due to conversions since issuance date.
(4)The New Senior Secured Notes, New 2L Non-Convertible Notes, New 2L Non-Renesas Convertible Notes and the 1.5L Convertible Notes have a Level 2 fair value level and the New 2L Renesas Convertible Notes have a Level 3 fair value level.

As of June 28, 2026

(in millions of U.S. Dollars)	Maturity Date	Effective Interest Rate	Initial Principal	Repayment of principal	Conversion to common stock	Outstanding principal	Unamortized premium/discount	Ending Balance	Equity component	Fair Value
New Senior Secured Notes	6/23/2030	12.9%	$1,259.2	($623.3)	$—	$635.9	$59.2	$695.1	$—	$705.7
New 2L Non-Convertible Notes	6/15/2031	12.5%	296.4	—	—	$296.4	(60.5)	$235.9	—	269.0
New 2L Non-Renesas Convertible Notes	6/15/2031	3.0%	331.4	—	(64.3)	$267.1	(5.6)	$261.5	136.1	1,059.5
New 2L Renesas Convertible Notes	6/15/2031	12.3%	203.6	—	—	$203.6	(74.0)	$129.6	87.9	517.8
1.5L Convertible Notes	3/15/2031	4.3%	379.0	—	—	$379.0	(13.6)	$365.4	—	913.8
			$2,469.6	($623.3)	($64.3)	$1,782.0	($94.5)	$1,687.5	$224.0	$3,465.8
As of September 27, 2026, the Company was in compliance with all covenants relating to the New Senior Secured Notes, New 2L Non-Convertible Notes, New 2L Non-Renesas Convertible Notes, New 2L Renesas Convertible Notes, and the 1.5L Convertible Notes.
New 1.5L Convertible Notes
On March 26, 2026, the Company entered into the 3.5% Convertible 1.5 Lien Senior Secured Notes due 2031 (the "1.5L Convertible Notes") in a private placement with an aggregate principal balance of $379.0 million. The 1.5L Convertible Notes were issued pursuant to, and are governed by, an indenture (the “1.5L Convertible Notes Indenture”), dated as of March 26, 2026, among the Company, Wolfspeed Texas, as Subsidiary Guarantor, and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent.
The 1.5L Convertible Notes are guaranteed on a senior basis by the Subsidiary Guarantor, and the 1.5L Convertible Notes and the related guarantee by the Subsidiary Guarantor are senior, secured obligations of the Company and the Subsidiary Guarantor, secured by substantially all assets of the Company and the Subsidiary Guarantor (the “Collateral”). The 1.5L Convertible Notes and related guarantee are effectively subordinated to all secured indebtedness of the Company and the Subsidiary Guarantor that is secured by a lien on the Collateral that is senior or prior to the lien on the Collateral securing the 1.5L Convertible Notes (including obligations under the New Senior Secured Notes) and are effectively senior to all indebtedness of the Company and the Subsidiary Guarantor that is not secured by a lien on the Collateral, or that is secured by a lien ranking junior to the lien on the Collateral securing the 1.5L Convertible Notes (including the 2.5% Convertible Second-Lien Senior Secured Notes due 2031 issued on the Effective Date in an aggregate principal amount of $331.4 million (the "New 2L Non-Renesas Convertible Notes") and the 7%/12% second lien senior secured PIK toggle notes due 2031 issued on the Effective Date in an aggregate principal amount of $296.4 million (the "New 2L Non-Convertible Notes").

The 1.5L Convertible Notes bear cash interest at a rate of 3.5% per year. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2026. The 1.5L Convertible Notes mature on March 15, 2031, unless earlier repurchased, redeemed or converted.

The 1.5L Convertible Notes are convertible at the option of the holders at any time (subject to certain limitations) until the close of business on the second scheduled trading day immediately before the maturity date. The initial conversion rate for the 1.5L Convertible Notes is 49.6623 shares of common stock, per $1,000 principal amount of the 1.5L Convertible Notes (which is equivalent to an initial conversion price of approximately $20.14 per share of common stock, which represents a conversion premium of approximately 20.0% over the last reported sale price of $16.78 per share of common stock on the New York Stock Exchange on March 18, 2026). The conversion rate is subject to customary anti-dilution adjustments. Holders of the 1.5L Convertible Notes will be entitled to make-whole adjustments to the conversion rates in the event of a change of control or an optional redemption as described below. Upon conversion, the 1.5L Convertible Notes may be settled in cash, shares of common stock or a combination thereof, at the Company’s election.

The 1.5L Convertible Notes are redeemable, in whole or in part, at the Company’s option for cash at any time, on or after March 20, 2028, and on or before the 35th scheduled trading day immediately preceding the maturity date, subject to certain conditions. Redemption is permitted only if the last reported sale price of the Company's common stock exceeds (i) 175% of the conversion price for specified periods if the redemption date occurs on or before March 19, 2029 or (ii) 130% of the conversion price for specified periods if the redemption date occurs on or after March 20, 2029. The redemption price equals 100% of the principal amount of the 1.5L Convertible Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
New Senior Secured Notes
On the Effective Date, pursuant to the Plan, the Prior Senior Secured Notes were discharged and terminated. Holders of any claim on account of the Prior Senior Secured Notes or otherwise arising under the Senior Secured Notes Documents (as defined in the Plan) received their pro rata share of approximately $1.3 billion aggregate principal amount of New Senior Secured Notes due 2030 (the "New Senior Secured Notes").
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
The New Senior Secured Notes bear interest, payable quarterly in arrears on March 23, June 23, September 23, and December 23 of each year, (a) for the period from the Effective Date through and including June 22, 2026, at a rate of 9.875% per annum (payable in cash), plus 4.00% per annum (payable in-kind); and (b) for the period commencing on June 23, 2026 and at all times thereafter, (i) if the Interest Rate Step-Down Condition (as described below) is satisfied as of June 23 of the most recent year, at a rate of 13.875% per annum (payable in cash) and (ii) if the Interest Rate Step-Down Condition is not satisfied as of June 23 of the most recent year, at a rate of 15.875% per annum (payable in cash). The Interest Rate Step-Down Condition is met if (a)(i) the Company redeems or repurchases (other than redemptions or repurchases with the proceeds of dispositions) the New Senior Secured Notes, resulting in the aggregate principal amount of New Senior Secured Notes outstanding being less than $1,000,000,000 and (ii) the Company receives at least $450,000,000 of award disbursements pursuant to governmental grants under the CHIPS Act or (b) as of the most recent June 23rd, the ratio of the outstanding principal amount of the New Senior Secured Notes to EBITDA (as defined in the New Senior Secured Notes Indenture) for the most recently ended four fiscal quarter period for which financial statements have been or are required to have been delivered under the New Senior Secured Notes Indenture is less than or equal to 2.00:1.00. The New Senior Secured Notes will mature on June 23, 2030. The Company did not meet the Interest Rate Step-Down Condition as of June 23, 2026.
The New Senior Secured Notes Indenture requires the Company to make an offer to repurchase the New Senior Secured Notes with 100% of the net cash proceeds of certain extraordinary receipts, at a price of 109.875% of the principal amount plus accrued and unpaid interest upon the first to occur of the following: (i) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2026, such offer to repurchase will be required to be in an aggregate principal amount of $175,000,000 of the New Senior Secured Notes, (ii) in the event the Company and/or its subsidiaries receive in excess of $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $225,000,000 of the New Senior Secured Notes, or (iii) if the Company and/or its subsidiaries receive less than or equal to $200,000,000 of such extraordinary receipts from the Effective Date through June 22, 2027, such offer to repurchase will be required to be in an aggregate principal amount of $150,000,000 (such repurchase date, the “Extraordinary Receipts Trigger Date”). The Extraordinary Receipts Trigger Date occurred as of the year ended June 28, 2026.
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
Each of the New 2L Renesas Convertible Notes and New 2L Non-Renesas Convertible Notes (collectively, the “2L Convertible Notes”) are convertible pursuant to the terms of the New 2L Renesas Convertible Notes Indenture and the New 2L Non-Renesas Convertible Notes Indenture, respectively. The New 2L Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until the fifth trading day immediately preceding September 29, 2027 (the “Conversion Expiration Date”), provided that the New 2L Renesas Convertible Notes were not convertible until the Renesas Base Distribution Date (as defined in the Plan) which occurred in January 2026, and the New 2L Non-Renesas Convertible Notes are convertible at any time from and after September 29, 2025 until the fifth (5th) scheduled trading day immediately preceding the maturity date, in each case, subject to certain limitations and exceptions. The 2L Convertible Notes are convertible into cash, common stock of the Company or a combination thereof, at the Company’s election. The 2L Convertible Notes will be entitled to customary anti-dilutive measures (including adjustments to the 2L Convertible Notes’ conversion rates), as described in each of the indentures governing the 2L Convertible Notes.
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

Interest Expense

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Interest expense, net(1)	$36.7	$—
Amortization of premium, discount and debt issuance costs, net	3.0	—
Interest expense, other	0.3	0.7
Total interest expense, net	$40.0	$0.7
(1): Excludes contractual interest of $99.7 million for the period from June 30, 2025 to September 28, 2025.

Note 10 – Loss Per Share
The details of the computation of basic and diluted loss per share are as follows:

	Successor	Predecessor
(in millions of U.S. Dollars, except share data)	Three months ended September 27, 2026	Three months ended September 28, 2025
Net loss	$(143.8)	$(643.6)

Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic (in thousands)	55,000	156,185
Net loss per share attributable to common stockholders, basic and diluted	(2.61)	(4.12)

Diluted net loss per share is the same as basic net loss per share for the periods presented due to potentially dilutive items being anti-dilutive given the Company's net loss. Weighted average number of shares of common stock outstanding during the period computation includes shares of common stock to be contractually issued as of the quarter end date and warrants exercisable for little or no consideration in relation to the share price.
For the three months ended September 27, 2026 and September 28, 2025, 50.9 million and 0.0 million weighted average shares, respectively, issuable upon conversion of convertible notes, calculated under the if-converted method, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three months ended September 27, 2026 and September 28, 2025, 4.9 million and 0.0 million weighted average shares, respectively, issuable upon exercise of warrants were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. For the three months ended September 27, 2026 and September 28, 2025, 4.2 million and 3.5 million weighted average shares, respectively, issuable under share-based payment awards were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.
For periods subsequent to the receipt of the Regulatory Approvals (as defined in the Plan), the Company calculated the dilutive impact of the New 2L Renesas Convertible Notes on (loss) earnings per share using the if-converted method, if dilutive. The New 2L Renesas Convertible Notes will be reflected in the calculation of diluted (loss) earnings per share using the if-converted method.

Note 11 – Stock-Based Compensation
Total stock-based compensation expense was classified in the Consolidated Statements of Operations as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Cost of revenue, net	$2.4	$7.8
Research and development	1.1	2.2
Sales, general and administrative	6.8	3.6
Total stock-based compensation expense	$10.3	$13.6
Stock-based compensation expense may differ from the impact of stock-based compensation to additional paid in capital due to manufacturing related stock-based compensation capitalized within inventory.
Note 12 – Income Taxes
In general, the variation between the Company's effective income tax rate and the U.S. statutory rate of 21% is primarily due to changes in the Company’s valuation allowances against deferred tax assets in the U.S. and projected income for the full year derived from international locations with differing tax rates than the U.S.
As discussed in Note 3, "Emergence from Voluntary Reorganization under Chapter 11," to the audited financial statements included in the 2026 Form 10-K, the implementation of the Plan resulted in the discharge of indebtedness which gave rise to approximately $3.4 billion of cancellation of debt ("COD") income for U.S. federal income tax purposes which was excluded from taxable income. The exclusion from taxable income under Section 108 of the Code resulted in the Company reducing its gross net operating loss by $3.4 billion. For U.S. federal income tax purposes, the Plan did not result in the close of the Company's tax year. For U.S. federal income tax purposes, the reduction was first applied to the fiscal 2026 tax year loss, which includes both Predecessor and Successor periods, and then to the earliest available net operating loss. While for U.S. GAAP purposes the implementation of the Plan resulted in fair market value adjustments to the Company's basis in assets, for U.S. federal income tax purposes, the adjustments were limited to the reductions to tax attributes pursuant to Section 108 discussed above. As a result, the fresh start adjustments, discussed in Note 4, "Fresh Start Accounting," in the 2026 Form 10-K generally resulted in an increase to the Company’s deferred tax assets, offset by a change in valuation allowance.
During the fiscal year ended June 28, 2026, as part of the restructuring under the Plan, the Company experienced an “ownership change” within the meaning of Section 382 of the Code (“Section 382”). As a result, the Company’s ability to utilize its U.S. federal net operating losses ("NOLs") and certain other tax attributes arising before the ownership change is subject to annual limitations.
The Company has analyzed the effect of this ownership change and expects that certain tax credit carryforwards and state net operating losses may expire unused. Future changes in the Company’s stock ownership, including those that may be outside the Company’s control, could result in additional ownership changes under Section 382, which may further limit the Company’s ability to utilize its NOLs and other tax attributes.
The Company assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets by jurisdiction. As of September 27, 2026, the Company has concluded that it is necessary to maintain a full valuation allowance against its U.S. deferred tax assets. The reductions in NOL carryforwards as a result of COD income discussed above are offset by a corresponding decrease to the Company's valuation allowance as of September 27, 2026.
Note 13 - Restructuring
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
The Company incurred approximately $457 million of total restructuring and related costs, including approximately $73 million of involuntary and voluntary severance costs, $124 million of other closure-related cash costs, and approximately $260 million of charges related to long-lived assets and other non-cash costs, including accelerated depreciation and impairments upon abandonment or disposal of machinery and equipment.

A summary of the charges recognized in the Consolidated Statements of Operations through the first quarter of fiscal 2027 and fiscal 2026, respectively, resulting from these restructuring activities is shown below:

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Accelerated depreciation	$—	$5.6
Inventory write-down/scrap	—	2.5
Other closure-related costs	—	10.0
Total cost of revenue, net	$—	$18.1

Impairments on abandoned assets	$—	$0.1
Severance(1)	(0.1)	0.1
Contract termination costs	—	2.3
Other closure-related costs	—	1.2
Other operating expense(2)	($0.1)	$3.7
Total	($0.1)	$21.8
(1)Employee severance and benefit costs include the early exit program activity.
(2) Within restructuring and other expenses on the consolidated statements of operations.
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the unaudited consolidated balance sheet as of September 27, 2026 follows:

	Successor			Successor
(in millions of U.S. Dollars)	As of June 28, 2026	Charges	Usage	September 27, 2026
Employee severance and benefit costs(1)	$1.0	($0.1)	($0.3)	$0.6
Contract termination liability	4.1	—	(1.0)	3.1
Total	$5.1	($0.1)	($1.3)	$3.7
(1)Employee severance and benefit costs include the early exit program activity.
2026 Restructuring Plans
During the second quarter of fiscal 2026, the Company implemented and substantially completed a headcount reduction of approximately 8%, to better align with business needs as a result of the transition of Wolfspeed's internal chip manufacturing to 200mm and reduced demand for 150mm substrates. The severance and benefit costs related to this initiative were recorded in the second quarter of fiscal 2026 in accordance with the provisions of ASC 712-10, "Nonretirement Postemployment Benefits". No further charges are expected.
During the fourth quarter of fiscal 2026, the Company approved a restructuring plan designed to further optimize its organizational structure with current business needs. The Company recorded severance and related benefit costs in accordance with the provisions of ASC 712-10, "Nonretirement Postemployment Benefits". During the first quarter of fiscal 2027, the Company substantially completed the planned workforce reduction, which affected approximately 6% of the employee population. The Company incurred approximately $4 million of total restructuring costs related to involuntary severance costs.
A summary of the charges recognized in the consolidated statements of operations through the first quarter of fiscal 2027 resulting from these restructuring activities is shown below:

Successor
(in millions of U.S. Dollars)	Three months ended September 27, 2026
Severance	1.4
Restructuring and other expenses	$1.4
A summary of the balance sheet activity related to these restructuring activities recognized in accounts payable and accrued expenses in the consolidated balance sheet as of September 27, 2026 follows:

	Successor
(in millions of U.S. Dollars)	As of June 28, 2026	Charges	Usage	September 27, 2026
Employee severance and benefit costs	$3.0	$1.4	($2.8)	$1.6
Total	$3.0	$1.4	($2.8)	$1.6

Note 14 - Subsequent Events
Commitment Letter with the U.S. Department of War
On October 7, 2026, the Company entered into a conditional commitment letter (the “Commitment Letter”) with the U.S. Department of War (the “DoW”), acting by and through its Office of Strategic Capital (the “OSC”), contemplating a senior secured delayed draw term loan facility in an aggregate principal amount of up to $1.5 billion (the “Facility”), consisting of up to four tranches in the amount of $600 million for the initial tranche and $900 million for the remaining tranches, ranging from $200 million to $400 million. While subject to due diligence and the negotiation of definitive agreements ("Definitive Agreements"), among other conditions, the Facility is currently expected to have a 30-year maturity and a 36-month commitment period during which we can draw on the various tranches (should the significant conditions, which shall be finalized in the definitive transaction documentation, for such draws be met). Proceeds of the Facility would be used (a) on the closing date with the proceeds of the initial tranche, to refinance in full our outstanding New Senior Secured Notes and to pay transaction fees and expenses, subject to us entering into an undertaking by us to complete (i) the buildout of domestic silicon carbide (“SiC”) wafer and power device production, (ii) the establishment of domestic low voltage and/or high voltage gallium nitride (“GaN”) production, or the onshoring of GaN production, (iii) the investment in GaN-on-SiC radio frequency epitaxial wafer technology, and (iv) the development of domestic radiation hardening capabilities on terms to be agreed (collectively, the “Project” and the Company’s undertaking to complete the Project, the “Project Undertaking”) and (b) thereafter with the proceeds of the remaining tranches, to fund other expenditures in furtherance of the Project. The transactions contemplated by the Commitment Letter are referred to collectively as the “Expected U.S. Government Transaction.” The funding of each tranche is expected to be subject to further conditions, including the Company’s contribution of qualifying sources of capital received after June 28, 2026 in an aggregate amount of at least $750 million (the “Minimum Contribution”). As an additional condition to entry into the Definitive Agreements, the Company would be required to issue warrants to the DoW, pro rata as and when each tranche is funded, to purchase 5% and 2.5% of its outstanding equity, calculated on a fully-diluted basis, with exercise prices based on a mutually agreed volume-weighted average price of its common stock.
No assurances can be made that we will successfully negotiate and enter into Definitive Agreements or obtain funding in the Expected U.S. Government Transaction with the DoW or the OSC, or that the Expected U.S. Government Transaction with the DoW or the OSC will be consummated on the terms currently contemplated, or at all. The execution of the Definitive Agreements and consummation of the Expected U.S. Government Transaction are subject to substantial due diligence and numerous conditions, and subject to negotiation and finalization of agreements, significant closing conditions, governmental authorizations and approvals, appropriations and required third party-consents.
2026 Employee Stock Purchase Plan
At the Company’s annual meeting of stockholders held on October 27, 2026, the Company’s stockholders approved the 2026 Employee Stock Purchase Plan (the “2026 ESPP”). The 2026 ESPP was adopted by the Board of Directors on August 25, 2026, subject to stockholder approval. The 2026 ESPP provides eligible employees of the Company and its designated subsidiaries with the opportunity to purchase common stock through payroll deductions, and 1,700,000 shares of common stock are reserved for issuance under the 2026 ESPP, subject to adjustment. Employees generally become eligible to participate in the 2026 ESPP after 30 continuous days of employment. Participants may contribute up to 15% of their compensation (as defined in the 2026 ESPP) and purchase shares at 85% of the fair market value of the common stock on the first day of the participation period or on the purchase date, whichever is lower, subject to a default limit of 25,000 shares per purchase date and the other limits set forth in the 2026 ESPP. The 2026 ESPP will continue in effect until terminated.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information set forth in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All information contained in this report relative to future markets for our products, trends in and anticipated levels of revenue, gross margins and expenses, and ability to access funding, including the expected terms, timing and consummation of the conditional debt financing contemplated by our commitment letter with the U.S. Department of War, as well as other statements containing words such as “believe,” “project,” “may,” “will,” “anticipate,” “target,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business, economic and other risks and uncertainties, both known and unknown, and actual results may differ materially from those contained in the forward-looking statements. Any forward-looking statements we make are as of the date made, and except as required under the U.S. federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we have no duty to update them if our views later change. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2026.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 28, 2026 (the "2026 Form 10-K"). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Unless otherwise noted, the following information and discussion relates to our continuing operations.
Recent Events
Commitment Letter with the U.S. Department of War
On October 7, 2026, Wolfspeed, Inc. (the "Company," "we," "us," or "our") announced that it had entered into a conditional commitment letter (the “Commitment Letter”) with the U.S. Department of War (the “DoW”), acting by and through its Office of Strategic Capital (the “OSC”), contemplating a senior secured delayed draw term loan facility in an aggregate principal amount up to $1.5 billion (the “Facility”), consisting of up to four tranches in the amount of $600 million for the initial tranche and $900 million for the remaining tranches, ranging from $200 million to $400 million. As set forth below, entry into the Facility on the contemplated terms (or any terms) is subject to substantial conditions, including due diligence and the negotiation of definitive transaction documentation (“Definitive Agreements”). While subject to due diligence and the negotiation of Definitive Agreements, among other conditions, the Facility is currently expected to have a 30-year maturity and a 36-month commitment period during which the Company can draw on the various tranches (should the significant conditions, which shall be finalized in the definitive transaction documentation, for such draws be met). Proceeds of the Facility would be used (a) on the closing date with the proceeds of the initial tranche, to refinance in full the Company’s outstanding New Senior Secured Notes and to pay transaction fees and expenses, subject to the Company entering into the Project Undertaking (as defined below), which shall require the Company to complete the Project (as defined below) and (b) thereafter with the proceeds of the remaining tranches, to fund other expenditures in furtherance of the Project. The transactions contemplated by the conditional Commitment Letter are referred to herein collectively as the “Expected U.S. Government Transaction”.
No assurances can be made that the Company will successfully negotiate and enter into Definitive Agreements or obtain funding in the Expected U.S. Government Transaction with the DoW or the OSC, or that the Expected U.S. Government Transaction with the DoW or the OSC will be consummated on the terms currently contemplated, or at all. The execution of the Definitive Agreements and consummation of the Expected U.S. Government Transaction are subject to substantial due diligence and numerous conditions, and subject to negotiation and finalization of agreements, significant closing conditions, governmental authorizations and approvals, appropriations and required third party-consents.
The interest rate on the Facility is expected to be comparable to the U.S. Treasury rate of a similar maturity plus a risk premium that will be determined on a final basis in the Definitive Agreements. The risk premium is provisionally contemplated to be between 1.25% and 1.75% but is subject to diligence and negotiation of the Definitive Agreements (it being understood that the final risk premium will be in the Definitive Agreements). As contemplated as of October 7, 2026, the interest will be payable on a quarterly basis; provided that, for the first five years following the effective date of the Facility (the “Interest Only Period”) and so long as no event of default has occurred, interest may be capitalized to principal. Following the Interest Only Period, interest and principal will be payable in cash quarterly and will amortize on a 25-year straight-line basis.

Entry into Definitive Agreements for the Expected U.S. Government Transaction and obtaining the conditional financing discussed above is subject to substantial conditions, including, without limitation: (a) the DoW obtaining receipt of authorizations or reauthorizations from relevant governmental authorities by the United States Congress and the availability of appropriations and concurrence of the Office of Management and Budget, each of which is beyond the control of the Company, (b) the Company using commercially reasonable efforts to equitize a substantial majority of the aggregate principal amount of the Company’s outstanding convertible notes, (c) entrance into an undertaking by the Company and its subsidiary guarantors, secured by the assets of the Company and its subsidiary guarantors, to complete, collectively, (i) the buildout of domestic silicon carbide (“SiC”) wafer and power device production, (ii) the establishment of domestic low voltage and/or high voltage gallium nitride (“GaN”) production, or the onshoring of GaN production, (iii) the investment in GaN-on-SiC radio frequency epitaxial wafer technology, and (iv) the development of domestic radiation hardening capabilities on terms to be agreed (collectively, the “Project” and the Company’s undertaking to complete the Project, the “Project Undertaking”), (d) entry into customary financing documentation, (e) delivery of a definitive budget covering the Company, its subsidiary guarantors and the Project, (f) completion of OSC’s business, financial, legal, tax, environmental, collateral, technical, Project and other due diligence to the satisfaction of OSC in its sole discretion, (g) execution of one or more letters of intent or definitive offtake agreements, on terms acceptable to the OSC, and (h) satisfactory amendments or waivers to agreements governing certain of the Company’s existing indebtedness.
In addition, the conditional obligation of the OSC to fund each tranche will be subject to the satisfaction of certain conditions, including, without limitation: (1) the Company’s contribution of Qualifying Sources (as defined below) received after June 28, 2026 in an aggregate amount of at least $750 million or such other amount determined by the OSC during its due diligence (the “Minimum Contribution”), which may be funded on a tranche-by-tranche basis in an amount no less than (a) with respect to the initial tranche, $150 million, and (b) with respect to the remaining tranches, an aggregate of $600 million, (2) with respect to the funding of the tranches following the initial tranche, the completion of due diligence to the satisfaction of OSC in its sole discretion, (3) with respect to the funding of the tranches following the initial tranche, entering into certain commercial arrangements, including offtake agreements, on terms acceptable to the OSC, (4) with respect to the funding of certain tranches following the initial tranche, the Company’s use of commercially reasonable efforts to equitize at least a substantial majority of the aggregate principal amount of convertible notes outstanding as of June 28, 2026, if and to the extent such target has not already been equitized and (5) demonstration of pro forma compliance with applicable financial covenants, including a loan-to-value covenant, both immediately before and after giving effect to the applicable disbursement. As used herein, “Qualifying Sources” means (a) the proceeds from the issuance of common equity, preferred equity (acceptable to the OSC and together with common equity, “Qualifying Equity”), or qualifying equity-linked instruments issued to third parties, unaffiliated with the U.S. government, (b) Qualifying Equity issued to third parties unaffiliated with the U.S. government as all or a portion of the consideration for an acquisition or other transaction funded in whole or in part with the proceeds of the applicable tranche, valued at the fair market value of such Qualifying Equity as of the date of issuance, (c) excess cash (as determined by the OSC), (d) the face value of convertible indebtedness converted or equitized into equity, and (e) other items subject to the discretion of the OSC; provided, that the Minimum Contribution in respect of the initial tranche must consist of proceeds from the issuance of Qualifying Equity issued to third parties unaffiliated with the U.S. government (i) in an amount equal to $50 million that must be raised prior to the effective date of the Facility and (ii) in an amount equal to $100 million that may be raised after the effective date of the Facility and prior to the funding of the second tranche, and the remaining $600 million of the Minimum Contribution may be satisfied through a combination of Qualifying Equity, the Qualifying Source described in clause (b) above and, subject to the discretion of OSC (and compliance with the loan-to-value covenant on a pro forma basis), any combination of the other Qualifying Sources described in clauses (a) through (e) above. All Qualifying Sources received after June 28, 2026 are expected to count towards the satisfaction of the Minimum Contribution.
The Definitive Agreements would include certain representations, warranties, covenants (including financial covenants), mandatory prepayments and events of default usual and customary for facilities of this type, which include (a) certain requirements and restrictions applicable through the later of (x) the repayment in full of all outstanding loans and termination of all commitments under the Facility and (y) the maturity date, which requirements and restrictions include restrictions on changes of control with parties other than permitted persons, requirements that the majority of the board of directors consist of U.S. citizens and that the chief executive officer be a national of a permitted jurisdiction, requirements to maintain the Company’s principal headquarters in the United States, and the grant to the DoW of certain rights on products or services related to the Project and (b) the right of the OSC to designate a non-voting board observer to attend meetings of the Company’s board of directors (and committees thereof).
As an additional condition to entry into Definitive Agreements for the Expected U.S. Government Transaction, the Company would be required to issue warrants to the DoW pro rata as and when each tranche is funded to purchase (a) 5% of the outstanding equity of the Company with an exercise price based on a mutually agreed volume-weighted average price (“VWAP”) of the Company’s common stock and (b) 2.5% of the outstanding equity of the Company with an exercise price based on a mutually agreed VWAP of the Company’s common stock (such percentages in each case calculated on a fully-diluted basis as of the effective date of the Facility, including the exercise of the warrants but excluding the issuance of common stock to satisfy the Minimum Contribution, subject to finalization in the definitive documents). The warrants are anticipated to be exercisable at any time and from time to time for a term of ten years. Any unexercised warrants will automatically self-exercise on a cashless basis immediately prior to expiration to the extent such warrants are in the money. The definitive warrant instrument will include customary terms for transactions of this type, including cashless exercise, registration rights and structural dilution protection, along with repurchase rights in the event the Facility is prepaid in full. For additional information, see “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Prepackaged Chapter 11 Cases
On June 30, 2025, the Company and its wholly owned subsidiary, Wolfspeed Texas LLC, voluntarily filed petitions (the "Chapter 11 Cases") for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the "Plan"). The Chapter 11 Cases were administered jointly under the caption In re Wolfspeed, Inc., et al, case number 25-90163 (CML).

The Chapter 11 filings, including the Plan and the Disclosure Statement filed on June 30, 2025, were intended to facilitate a comprehensive balance sheet restructuring pursuant to a Restructuring Support Agreement executed on June 22, 2025, with key stakeholders, including (i) holders of more than 97% of the Company’s Senior Secured Notes due 2030, (ii) holders of more than 67% of the Company’s outstanding 1.75% Convertible Senior Notes due 2026, 0.25% Convertible Senior Notes due 2028, and 1.875% Convertible Senior Notes due 2029, and (iii) Renesas Electronics America Inc. (“Renesas”).

On September 8, 2025, the Bankruptcy Court entered the Order (I) Approving the Disclosure Statement, (II) Confirming Joint Prepackaged Chapter 11 Plan of Reorganization of Wolfspeed, Inc. and Its Debtor Affiliate, and (III) Approving Entry into the Backstop Agreement (Docket No. 285), which, among other things, confirmed the Plan.

On September 29, 2025 (the "Effective Date"), the Company emerged from the Chapter 11 Cases upon all the conditions to the effectiveness of the Plan being satisfied or waived and the Plan becoming effective. Refer to Note 1, "Basis of Presentation and New Accounting Standards" to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

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
Industry Dynamics and Trends
There are a number of industry factors that affect our business which include, among others:
•Overall Demand for Products and Applications Using Our Wolfspeed Materials and Devices. Our potential for growth depends significantly on the continued adoption of silicon carbide and gallium nitride ("GaN") materials and device products in the power market, and our ability to adapt to evolving competitive dynamics to retain and grow market share for these applications. We have been experiencing softening demand for some of our products and continued price pressure in certain applications. We continue to expect increased mid- and long-term demand growth, however the timing and extent of these increases remains uncertain. We also continue to explore opportunities to expand adoption of our products in new and growing industries, such as AI data centers, grid modernization and renewable energy and storage, as well as aerospace and defense.
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

Business Outlook
We believe we are uniquely positioned as a vertically integrated supplier of U.S.-made silicon carbide products in the global semiconductor industry. We are currently focused on four key priorities:
•Advancing our technology leadership;
•Diversifying our revenue and customer base;
~~•~~Driving operational excellence; and
~~•~~Demonstrating financial discipline.
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
Fiscal Quarters

Our fiscal quarters end on the last Sunday of the month in September, December, March and June. Each fiscal quarter is generally 13 weeks as part of a 52-week fiscal year. Occasionally, we have a 53-week fiscal year, and in those instances, one quarter within the fiscal year is comprised of 14 weeks instead of 13 weeks. Our 2027 and 2026 fiscal years are 52-week fiscal years. The next 53-week fiscal year will be for our 2030 fiscal year.
Three Months Ended September 27, 2026 (Successor) Compared to Three Months Ended September 28, 2025 (Predecessor)
Consolidated statements of operations for the three months ended September 27, 2026 (Successor) and the three months ended September 28, 2025 (Predecessor), along with the change between the three months ended September 27, 2026 as compared to the three months ended September 28, 2025 were as follows:

	Successor		Predecessor
	Three months ended September 27, 2026		Three months ended September 28, 2025		Change
(in millions of U.S. Dollars, except share data)	Amount	% Revenue	Amount	% Revenue	$	%
Power products	$116.8	75.4%	$131.8	67.0%	($15.0)	(11.4)%
Materials products	38.2	24.6%	65.0	33.0%	(26.8)	(41.2)%
Revenue, net	155.0	100.0%	196.8	100.0%	(41.8)	(21.2)%
Cost of revenue, net	189.0	121.9%	273.9	139.2%	(84.9)	(31.0)%
Gross loss	(34.0)	(21.9)%	(77.1)	(39.2)%	43.1	(55.9)%
Research and development	27.8	17.9%	31.7	16.1%	(3.9)	(12.3)%
Sales, general and administrative	39.9	25.7%	37.9	19.3%	2.0	5.3%
Gain on sale of property and equipment	(3.2)	(2.1)%	(5.7)	(2.9)%	2.5	(43.9)%
Restructuring and other expenses	14.3	9.2%	20.4	10.4%	(6.1)	(29.9)%
Operating loss	(112.8)	(72.8)%	(161.4)	(82.0)%	48.6	(30.1)%
Reorganization items, net	—	—%	503.8	256.0%	(503.8)	100.0%
Interest expense, net	40.0	25.8%	0.7	0.4%	39.3	5,614.3%
Non-operating income, net	(9.1)	(5.9)%	(22.4)	(11.4)%	13.3	(59.4)%
Loss before income taxes	(143.7)	(92.7)%	(643.5)	(327.0)%	499.8	(77.7)%
Income tax expense	0.1	0.1%	0.1	0.1%	—	—%
Net loss	($143.8)	(92.8)%	($643.6)	(327.0)%	$499.8	(77.7)%

Revenue
The $42 million decrease in net revenue for the three months ended September 27, 2026, compared to the three months ended September 28, 2025 was primarily due to:
•Net revenue of our Materials Product offerings decreased primarily due to lower volumes and pricing pressures as our substrate customers continue to adjust the timing and size of their orders to rebalance supply to match end market demand.

The proportion of Materials Products revenue attributable to long-term supply agreements with customers has decreased compared to the same period in fiscal 2026, resulting in more volatility in the timing and product mix of our materials orders.
•Net revenue of our Power Product offerings decreased from a reduction in automotive Power Product demand and continued pricing pressure during the period partially offset by an increase in Industrial & Energy revenue. During the three months ended September 28, 2025, end-of-life buys from our distributors related to the planned shutdown of our 150mm device fab in Durham, North Carolina, increased revenue through our distribution channel, which did not reoccur during the three months ended September 27, 2026.
Cost of Revenue, Net and Gross Margin
The primary drivers of the $85 million decrease in Cost of revenue, net and the $43 million decrease in gross loss and the increase in gross margins for the three months ended September 27, 2026 compared to the three months ended September 28, 2025 included the following:
•Lower revenues and unfavorable changes in overall product mix as discussed above;
•$8 million decrease in underutilization costs, reflecting stronger factory loadings as we align production with end market demand. We expect to continue to incur underutilization costs for as long as market demand for our products remains below our production capacity;
•$23 million decrease in write-downs related to customer-specific inventory we intend to scrap, partially attributable to our ongoing restructuring activities and gross increases of new reserves;
•$18 million decrease in restructuring and other closure-related costs, including accelerated depreciation and shutdown-related excess capacity charges. Refer to Note 13, "Restructuring," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information;
•$52 million decrease in depreciation expense primarily related to the adoption of fresh start accounting, partially offset by a $13 million increase in intangible-related amortization expense presented in Cost of revenue, net, related to additional intangible assets recognized upon adoption of fresh start accounting; and
•Partially offset by a $12 million increase in charges related to a supply contract renegotiation incurred during the three months ended September 27, 2026.

Research and Development
The $4 million decrease in research and development expenses for the three months ended September 27, 2026 compared to the three months ended September 28, 2025, was primarily due to lower depreciation expense, primarily from the adoption of fresh start accounting.
Sales, General and Administrative
The $2 million increase in sales, general and administrative expenses for the three months ended September 27, 2026 compared to the three months ended September 28, 2025 was primarily due to:
•$6 million increase in personnel costs, including higher stock-based compensation costs due to the higher stock price for awards, and higher salaries due to the Company's annual merit increases; and
•partially offset by a $4 million decrease attributable to planned reductions in spending on outside services.

Restructuring and Other Expense

	Successor	Predecessor	Change
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025	$	%
Idle facility costs	$4.0	$—	$4.0	100%
Restructuring and other exit costs	1.3	3.7	(2.4)	(65)%
Project, transformation and transaction costs	5.2	13.8	(8.6)	(62)%
Amortization of fresh start accounting and acquisition-related intangibles	4.0	—	4.0	100%
Other	(0.2)	2.9	(3.1)	(107)%
Restructuring and other expenses	$14.3	$20.4	($6.1)	(30)%

The decrease in Restructuring and other expenses during the three months ended September 27, 2026 compared to the three months ended September 28, 2025, was primarily driven by a decrease in project, transformation and transaction costs and a decrease in restructuring charges related to our headcount reduction and facility consolidation plans, partially offset by an increase in idle facility costs and a $4 million increase in amortization expense, related to intangible assets recognized upon adoption of fresh start accounting.
Reorganization items, net
Reorganization items, net includes professional fees related to our Chapter 11 Cases and debt valuation adjustments for Liabilities subject to compromise. The decrease in reorganization items, net during the three months ended September 27, 2026 compared to the three months ended September 28, 2025 was due to our emergence from Chapter 11 bankruptcy.
Interest Expense, net
The increase in interest expense during the three months ended September 27, 2026 compared to the three months ended September 28, 2025 was primarily related to the classification of interest-related expenses being presented within "Reorganization Items, net", in accordance with Accounting Standards Codification ("ASC") Topic 852; Reorganizations ("ASC 852"), for the three months ended September 28, 2025, due to the ongoing Chapter 11 Cases.
Non-Operating Income, net

	Successor	Predecessor	Change
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025	$	%
Interest income	(9.3)	(8.9)	(0.4)	4%
Gain on RTP Fab Transfer	—	(25.4)	25.4	(100)%
Realized loss on MACOM Shares	—	10.9	(10.9)	(100)%
Other expense, net	0.2	1.0	(0.8)	(80)%
Non-operating income, net	($9.1)	($22.4)	$13.3	(59)%
The decrease in non-operating income, net during the three months ended September 27, 2026 compared to the three months ended September 28, 2025 was primarily due to the decrease in the gain on the RTP Fab Transfer, which was primarily related to the acceleration of the timing of the RTP Fab Transfer and related to early termination of the RF Master Supply Agreement, partially offset by the realized loss on the sale of the MACOM Shares during the three months ended September 28, 2025. For more information, see Note 2, "Discontinued Operations," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Liquidity and Capital Resources
The following sections discuss material changes in our financial condition from the end of fiscal 2026, including the effects of changes in our consolidated balance sheets, and the effects of the Chapter 11 Cases on our liquidity and capital resources. There continues to be uncertainty around the extent of market volatility, demand for our products, increased competition, the impact of tariffs, inflationary pressures, interest rate changes, recessionary concerns, uncertainty in the financial and banking industry, and geopolitical tension, which may impact our liquidity and working capital needs in future periods.
During the three months ended September 27, 2026 and fiscal year ended June 28, 2026, holders of our New 2L Non-Renesas Convertible Notes elected to convert approximately $10.0 million and $64.3 million, respectively, of principal amount of the New 2L Non-Renesas Convertible Notes into shares of common stock. These conversions were non-cash financing transactions and reduced our outstanding indebtedness, future interest obligations, and cash requirements associated with repayment of the notes. As a result, management believes the conversions improved our overall liquidity position.
Refer to Note 9, "Long-term Debt," for additional information on our debt obligations, and Note 1, "Basis of Presentation and New Accounting Standards," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information on our Chapter 11 Cases and the adoption of fresh start accounting.

Overview
The following table sets forth our cash, cash equivalents and short-term investments:

	Successor	Successor
(in millions of U.S. Dollars)	September 27, 2026	June 28, 2026	Change
Cash and cash equivalents	$411.3	$576.3	($165.0)
Short-term investments	583.8	512.3	71.5
Total cash, cash equivalents and short-term investments	$995.1	$1,088.6	($93.5)
In summary, our cash flows were as follows:

	Successor	Predecessor
(in millions of U.S. Dollars)	Three months ended September 27, 2026	Three months ended September 28, 2025
Net cash (used in) provided by operating activities	($84.2)	$5.7
Net cash (used in) provided by investing activities	(80.1)	136.9
Net cash used in financing activities	(1.2)	(39.0)
Effects of foreign exchange changes on cash and cash equivalents	0.5	0.8
Net change in cash and cash equivalents	($165.0)	$104.4
The net decrease in cash and cash equivalents and short-term investments of $93.5 million between September 27, 2026 and June 28, 2026 was primarily driven by cash flows from the following activities:
•Operating activities — Cash used in operating activities results from net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities for the three months ended September 27, 2026 compared to the three months ended September 28, 2025, increased by approximately $90 million. This increase was primarily driven by higher interest payments from the emergence from Chapter 11 bankruptcy as interest payments were paused during the three months ended September 28, 2025, the timing of severance payments and unfavorable changes in working capital, partially offset by decreases in payroll and other operating costs attributable to our restructuring initiatives and professional fees attributable to the Chapter 11 Cases.

•Investing activities — Investing cash flows consist primarily of capital expenditures and short-term investment activity. Cash used in investing activities for the three months ended September 27, 2026 compared to the three months ended September 28, 2025 increased by $217 million, primarily attributable to an increase in net purchases of short-term investments and a reduction in cash proceeds from the sale of the MACOM Shares during the three months ended September 27, 2026, partially offset by a planned decrease in gross capital expenditures of $93 million.

•Financing activities — Financing cash flows consist primarily of debt transactions and debt-related payments related to the Chapter 11 Cases, tax payments related to the net share settlement of restricted stock units, and proceeds from the exercise of options to acquire common stock. Net cash used in financing activities for the three months ended September 27, 2026 compared to the three months ended September 28, 2025 decreased by $38 million, primarily attributable to the presentation of interest-like payments being classified as adequate protection payments, in accordance with ASC 852, during the three months ended September 28, 2025, due to the Chapter 11 Cases.

Sources and Uses of Liquidity
Given our current cash and investments position, we believe we will be able to fund daily operating expenses, debt service, working capital and capital requirements for at least the next 12 months.
Cash on hand during the first quarter of fiscal 2027 was primarily used for normal recurring operating expenses.

Our currently anticipated sources of liquidity for the remainder of fiscal 2027 include:
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
The initial phases of our major expansion projects at the Mohawk Valley Fab and the Siler City Fab were substantially completed as of late fiscal 2025. Consequently, our gross capital investment has decreased significantly and we expect modest spend during fiscal 2027. We believe our ability to modulate capital investment up or down in response to expected production capacity demand requirements will continue to increase. We also continue to actively pursue opportunities for federal funding, including the Expected U.S. Government Transaction (described below).
We will continue to have take-or-pay inventory supplier agreements that require a minimum of $173 million of purchases over the next six years, as outlined further in Note 5, "Commitments and Contingencies," to our consolidated financial statements in Part I, Item 1 of this Quarterly Report. We also are required to purchase electricity for our facilities in Siler City, North Carolina and Durham, North Carolina under a long-term electricity supply agreement with minimum volume and spend requirements of approximately $53 million over the next 3 years and approximately $22 million over the next 7 years.
We have entered into an agreement with a supplier for equipment that has not yet been delivered or accepted by us.  While we have not accepted delivery of the equipment and, therefore, the arrangement has not commenced as a lease under ASC 842, we are contractually obligated to make monthly payments of $0.2 million for the next 178 months.
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
Expected U.S. Government Transaction
As discussed under “Recent Events” above, on October 7, 2026, we entered into the Commitment Letter contemplating the Facility, consisting of up to four tranches in the amount of $600 million for the initial tranche and $900 million for the remaining tranches, ranging from $200 million to $400 million. If the Expected U.S. Government Transaction is consummated, the proceeds would be used (a) on the closing date with the proceeds of the initial tranche, to refinance in full our outstanding New Senior Secured Notes and to pay transaction fees and expenses, subject to us entering into the Project Undertaking which shall require us to complete the Project and (b) thereafter with the proceeds of the remaining tranches, to fund other expenditures in furtherance of the Project. Entry into the Definitive Agreements and funding under the Facility are subject to substantial conditions, including (but not limited to) our use of commercially reasonable efforts to equitize a substantial majority of the aggregate principal amount of our outstanding convertible notes and our contribution of Qualifying Sources received after June 28, 2026 in an aggregate amount of at least $750 million or such other amount determined by the OSC during its due diligence, which may be funded on a tranche-by-tranche basis in an amount no less than (a) with respect to the initial tranche, $150 million, and (b) with respect to the remaining tranches, an aggregate of $600 million.
No assurances can be made that we will successfully negotiate and enter into Definitive Agreements or obtain funding in the Expected U.S. Government Transaction with the DoW or the OSC, or that the Expected U.S. Government Transaction with the DoW or the

OSC will be consummated on the terms currently contemplated, or at all. The execution of the Definitive Agreements and consummation of the Expected U.S. Government Transaction are subject to substantial due diligence and numerous conditions, and subject to negotiation and finalization of agreements, significant closing conditions, governmental authorizations and approvals, appropriations and required third party-consents. For additional information, see “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 27, 2026, we did not have any off-balance sheet arrangements. We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use any other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2026 Form 10-K. Refer to Note 1, "Basis of Presentation and New Accounting Standards" for additional information about critical accounting policies and estimates during fiscal 2027.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2026 Form 10-K.
Item 4.     Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ended September 27, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.
No changes to our internal control over financial reporting were identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the first quarter of fiscal 2027 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
The information required by this item is set forth under Note 5, “Commitments and Contingencies,” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Our business, financial condition, operating results and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2026 Form 10-K, any one or more of which could cause our actual financial condition and operating results to vary materially from past or anticipated future results. The following risk factors update the risk factors previously disclosed in our 2026 Form 10-K.
Risks Related to the Expected U.S. Government Transaction
The Expected U.S. Government Transaction remains subject to the negotiation and execution of the Definitive Agreements, satisfaction of substantial conditions precedent, and final government approvals which are outside of the control of the Company, and there can be no assurance that the Definitive Agreements will be executed or that the Expected U.S. Government Transaction will be consummated on the anticipated terms or at all.

The Expected U.S. Government Transaction remains subject to negotiation and execution of Definitive Agreements, satisfaction of substantial conditions precedent, and final government approvals. There can be no assurance that:

•the conditional Commitment Letter will result in Definitive Agreements, or if Definitive Agreements are reached, that the Expected U.S. Government Transaction will be made on the terms anticipated by the conditional Commitment Letter or at all;
•the Company will be able to satisfy the substantial conditions precedent to entering into Definitive Agreements for the Expected U.S. Government Transaction, including the equitization of a substantial majority of the aggregate principal amount of the Company’s outstanding convertible notes or the receipt of satisfactory amendments or waivers to agreements governing certain of the Company’s existing indebtedness; or
•final government approvals will be obtained for the Expected U.S. Government Transaction, which approvals are beyond the control of the Company, on the terms anticipated by the conditional Commitment Letter or at all.

The Expected U.S. Government Transaction is expected to be funded in phases over time and is subject to the Company satisfying certain substantial conditions, and there can be no assurance that such conditions will be achieved on the expected timeline or at all.

The conditional Commitment Letter for the Expected U.S. Government Transaction provides, and the Definitive Agreements for the Expected U.S. Government Transaction are expected to provide, that the debt financing from the U.S. government is intended to be released to the Company in phases over time subject to the Company’s achievement of substantial specified conditions, as described in Note 14, "Subsequent Events," to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
There can be no assurance that such conditions will be satisfied on the expected timeline, or at all. If the Company is unable to satisfy such conditions, the corresponding funding will not be released to the Company. The Company’s satisfaction of any given condition, and receipt of the associated funding, does not guarantee that the Company will be able to satisfy the conditions for any subsequent funding. Completion of the Company’s Project is subject to risks of delays, cost overruns, supply chain disruptions, labor availability constraints, permitting challenges and receipt of government authorizations, and other execution risks, which could increase required capital, delay satisfaction of conditions, and materially adversely affect the Company’s business, financial condition, results of operations and project economics.

If the Company does not receive the financing contemplated by the Expected U.S. Government Transaction, or any part of it, due to delays or failure to satisfy one or more conditions, its ability to fund its current operations and implement its business plan and strategy will be affected, and the Company may be required to reduce the scope of its operations unless it is able to obtain alternative financing. Any curtailment of business operations would have a material adverse effect on the Company’s business, financial condition and results of operations and the value of the Company’s outstanding securities.

While the Company may execute the Definitive Agreements for the Expected U.S. Government Transaction and receive funding thereafter, there can be no assurances that the authorization and continued support for the transactions contemplated by the Definitive Agreements will not be modified, challenged or impaired in the future, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to enter into Definitive Agreements for the Expected U.S. Government Transaction on substantially the terms set forth in the conditional Commitment Letter. However, given the heightened sensitivity and complexity of contracting with a government entity, particularly in a high-profile industry implicating the U.S. defense industrial base, there can be no assurances that terms of the Expected U.S. Government Transaction, including the Definitive Agreements once executed, will not be modified, challenged or impaired in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes there are multiple factors that may contribute to this uncertainty, including, but not limited to, the interpretation of current and future, and enactment of future, federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; the Company’s ability to comply with any conditions or other requirements (including due diligence) imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of the Expected U.S. Government Transaction, or the related Definitive Agreements, was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and DoW funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. Furthermore, while the DoW is expected to be contractually bound under the Definitive Agreements, if reached, for the Expected U.S. Government Transaction, no other agency, office or branch of the federal government has made any assurances or will have any obligations under such Definitive Agreements to actively support, accede to or refrain from challenging, investigating or otherwise impeding any commitments and obligations of the parties to the Definitive Agreements, whether now or in the future. The Expected U.S. Government Transaction may also be challenged by other third parties and is subject to the risk of litigation, both the cost and result of which could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s business plan will require additional capital, and the Company’s ability to raise additional equity or debt financing may be adversely affected by market conditions, interest rates, investor risk appetite, or macroeconomic factors beyond the Company’s control.

The Company’s business plan will require additional capital, which may include equity and/or debt financing, beyond the Expected U.S. Government Transaction, and the Company’s ability to obtain such capital will depend on market conditions and its operating performance, and may result in higher costs of capital, increased leverage, or dilution to existing stockholders. As a condition of the Expected U.S. Government Transaction, the Company will be required to obtain financing from Qualifying Sources to meet the $750 million Minimum Contribution requirement over time. Any additional equity financing will dilute stockholders’ ownership interests in the Company, may require stockholder approval, including under the rules of the New York Stock Exchange, may have an adverse effect on the price of the Company’s common stock, and holders of these securities may have rights, preferences or privileges senior to those of the Company’s then-existing stockholders. New or additional debt financing, if available, may involve restrictions on financing and operating activities. Interest on such debt would increase costs and negatively impact the Company’s financial condition and results of operations. In addition, as the debt financing component of the Expected U.S. Government Transaction would be secured, the government would have a claim to the Company’s assets that would be prior to the rights of stockholders until the debt is paid. This may make it more difficult for the Company to raise additional debt financing on attractive terms, or at all.

If the Company is unable to obtain additional financing, as needed, at competitive rates, its ability to fund its current operations and implement its business plan and strategy will be affected, and it would be required to reduce the scope of its operations and scale back its projects and programs. There is no guarantee that the Company will be able to secure any additional funding or be able to secure funding which will provide it with sufficient funds to meet its objectives, which may materially adversely affect its business, financial condition and results of operations. Certain market disruptions may increase the Company’s cost of borrowing or affect its ability to access one or more financial markets. Such market disruptions could result from:

•adverse economic conditions, including inflationary factors and recessionary fears;
•adverse general capital market conditions, including rising interest rates;
•poor performance and health of the semiconductor industry in general;
•bankruptcy or financial distress of semiconductor companies or suppliers;
•significant decrease in the demand for silicon carbide or GaN products; or
•adverse regulatory actions that affect the Company’s plans generally.

The Definitive Agreements for the Expected U.S. Government Transaction are expected to contain significant financial covenants, and the Company’s failure to comply with such covenants could have a material adverse effect on its business, financial condition and results of operations.

The Definitive Agreements for the Expected U.S. Government Transaction are expected to contain significant financial covenants. The Company’s ability to comply with these covenants may be affected by events beyond its control, including general economic conditions, market disruptions and operational challenges. If the Company fails to comply with any of these covenants and is unable to obtain a waiver or amendment from the OSC, the Company could be in default under the Definitive Agreements. A default could permit the DoW to accelerate the maturity of the Facility, terminate its commitment to provide additional funding, foreclose on collateral and exercise other remedies available under the Definitive Agreements. If the maturity of the Facility is accelerated, the Company may not have sufficient cash resources to satisfy its debt obligations, and it may not be able to continue its operations as planned. Even if the Company is able to obtain a waiver or amendment, it may be required to agree to more restrictive covenants or pay additional fees, which could adversely affect its business and financial condition. There can be no assurance that the Company will be able to maintain compliance with the financial covenants in the Definitive Agreements, and any failure to do so could have a material adverse effect on its business, financial condition, results of operations and liquidity.

The issuance of warrants to the DoW in connection with the Expected U.S. Government Transaction could result in substantial dilution to the Company’s stockholders.

Pursuant to the conditional Commitment Letter, as a condition to entry into Definitive Agreements for the Expected U.S. Government Transaction, the Company would be required to issue warrants to the DoW pro rata as and when each tranche is funded to purchase (a) 5% of the outstanding equity of the Company with an exercise price per share based on a mutually agreed volume-weighted average price ("VWAP") of the Company’s common stock and (b) 2.5% of the outstanding equity of the Company with an exercise price per share based on a mutually agreed VWAP of the Company’s common stock (such percentages in each case calculated on a fully-diluted basis as of the effective date of the Facility, including the exercise of the warrants but excluding the issuance of common stock to satisfy the Minimum Contribution, subject to finalization in the Definitive Agreements). The warrants would be exercisable at any time and from time to time for a term of 10 years, and any unexercised warrants would automatically self-exercise on a cashless basis immediately prior to expiration to the extent such warrants are in the money. If shares of the Company’s common stock are issued pursuant to the exercise of such warrants, existing stockholders will experience substantial dilution of their ownership positions. Further, the U.S. government’s anticipated equity position in the Company reduces the voting and other governance rights of stockholders and may limit potential future transactions that may be beneficial to stockholders.

In addition, the sale of a substantial number of shares of the Company’s common stock in the public market, or the perception that these sales might occur, including of the shares issuable upon exercise of the warrants, could depress the market price of the Company’s common stock and could impair its ability to raise capital through the sale of additional equity securities. The Company is unable to predict the effect that sales may have on the prevailing market price of its common stock.

The financial, tax and accounting treatment of the Expected U.S. Government Transaction contemplated by the Definitive Agreements remains uncertain and subject to change.

Given both the novelty and complexity of the Expected U.S. Government Transaction, and the ongoing negotiation of Definitive Agreements, the Company’s initial analysis of the financial, tax and accounting implications of its commitments and obligations in connection with the Expected U.S. Government Transaction has not been completed and may take considerable time and require significant attention from management. Additionally, no assurance can be provided that this initial assessment will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of performing under the Definitive Agreements, particularly with respect to characterization of payments received from the DoW, among other considerations. The Definitive Agreements for the Expected U.S. Government Transaction are also expected to be highly integrated, and certain of the obligations under each agreement are expected to be contingent upon or impacted by the terms and obligations of the others. If one or more of such agreements, or one or more elements of the transactions, were to be altered, amended or terminated, management would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related remedies available to the Company and the present condition of its business and operations. The Company is unable to predict, and may not be able to anticipate, either these changes or the impact thereof. Any of the foregoing may have a material adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, material changes to the Company’s financial outlook, recharacterizations, restatements or other modifications of the Company’s financial statements or adjustments to previously provided estimates or guidance.

The Definitive Agreements are expected to contain affirmative and negative covenants that may restrict the Company’s ability and the ability of its subsidiaries to take actions management may believe are important to the Company’s long-term strategy.

The Definitive Agreements for the Expected U.S. Government Transaction are expected to contain affirmative covenants requiring the Company to take certain actions and negative covenants restricting the Company’s ability to take certain actions. Certain of these affirmative and negative covenants will survive until the later of the repayment in full of all outstanding loans under the Facility and the expected 30-year maturity date. Any violations of such requirements could result in an event of default, acceleration of the Facility, or suspension or termination of funding.

Compliance with the affirmative and negative covenants contained in the Definitive Agreements could restrict the Company’s ability to take actions that management believes are important to its long-term strategy. If strategic transactions the Company wishes to undertake are prohibited by the Definitive Agreements, the Company’s ability to execute its long-term strategy could be materially adversely affected, which could in turn have a material adverse effect on its business, financial condition, or results of operations. For example, any requirement to obtain government approval or consent, or to provide notification, could delay or limit future financings, mergers, acquisitions, or asset dispositions.

In addition, the conditional Commitment Letter contemplates restrictions on “Fundamental Events” (as defined in the Commitment Letter), which could limit the Company’s ability to pursue or consummate certain strategic transactions, including mergers and acquisitions that might otherwise be beneficial to stockholders.

Given the scarcity of U.S. precedents for transactions such as those contemplated under the Expected U.S. Government Transaction and the U.S. government potentially becoming a significant stockholder of the Company, the Company may experience other adverse consequences resulting from the announcement or potential completion of the Expected U.S. Government Transaction.

Given the scarcity of recent U.S. precedents for transactions such as those contemplated by the Expected U.S. Government Transaction and of the U.S. government becoming a significant stockholder of a company such as the Company, it is difficult to foresee all the potential consequences. Among other things, there could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors. There may also be litigation related to the Expected U.S. Government Transaction or otherwise and increased public or political scrutiny with respect to the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans

During the fiscal quarter ended September 27, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
10.1*	Form of Performance Stock Unit Award Agreement under the Wolfspeed, Inc. 2025 Management Incentive Compensation Plan	X
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements
X
104	The cover page from Wolfspeed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2026 formatted in Inline XBRL (included in Exhibit 101)	X

*Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOLFSPEED, INC.

November 5, 2026

/s/ Gregor van Issum
Gregor van Issum
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)